Form 10QSB
period 1999-11-30
PROTALEX INC
filed 2000-01-11
CIK 1099215

Form 10-QSB

                    [As last amended in Release No. 33-7505,
                   effective January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


                    For the transition period from N/A to N/A
                                                   ---    ---
                    Commission file number          0-28385

                                 Protalex, Inc.
                                 --------------
                     (Exact name of small business issuer as
                            specified in its charter)


              New Mexico                              91-2003490
              ----------                              ----------
     (State or other jurisdiction                   (IRS Employer
  of incorporation or organization)                Identification No.)


                      P.O. Box 30952, Albuquerque, NM 87190
                    (Address of principal executive offices)

                                 (505) 260-1726
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 9,346,436 as of January 12, 1999

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----



                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The Company's unaudited financial statements for the quarter ended November 30, 1999 are included at exhibit 99 and incorporated herein by this reference.


ITEM 2 - Management's Discussion and Analysis or Plan of Operation.

Please refer to management's discussion and analysis or plan of operation reported in the Company's registration statement (form 10-SB) for the period ended October 31, 1999 for a full discussion of the Company's history, business concept, development stage status, operating plans, and for other information contained therein. The Company completed its reverse merger with Enerdyne Corporation on November 15, 1999.

Other significant transactions occurring in November 1999 are as follows. $95,000 from issuance of common stock to three (3) individuals was realized. The Company is proceeding with its plans to conduct pre-clinical animal trials necessary to develop its bioregulator technology for the market. Additionally, the Company purchased computer equipment for an educational website and for certain operating infrastructure. Short-term liquidity is somewhat improved due to the proceeds from stock sale but there is no significant long-term change in the Company's need to obtain significant developmental capital to fund operations and necessary product development activities over the next few years. The Company estimates that it has enough capital to fund operations and development activities for eight months. The Company has plans to obtain capital through a private placement in early 2000 in the amount of $5 million but there is no assurance that it will raise the full amount.


ITEM 6 - Exhibits and Reports on Form 8-K

6.1      Index of Exhibits.

Reg. S-B
Item 601
Number                     Exhibit Name

(99)     Unaudited Financial Statements for the Quarter Ended November 30, 1999


6.2      Reports on Form 8-K.

None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROTALEX, INC.




DATE:             January 11, 2000    BY:      John E. Doherty
                                         ---------------------------------------
                                               John E. Doherty
                                               President and Director,
                                               Principal Financial Officer