Form 10QSB
period 2000-02-29
PROTALEX INC
filed 2000-04-13
CIK 1099215

Form 10-QSB

      [As last amended in Release No. 33-7505, effective January 1, 1999,
                                 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES
                              EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


                   For the transition period from N/A to N/A
                         Commission file number 0-28385

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


                     P.O. Box 30952, Albuquerque, NM 87190
                     -------------------------------------
                    (Address of principal executive offices)

                                 (505) 260-1726
                                 --------------
                          (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                  Common Stock, 9,441,991 as of April 12, 2000
                  --------------------------------------------

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]



PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The Company's unaudited financial statements for the quarter ended February 29, 2000 are included at exhibit 99 and incorporated herein by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF OPERATION.

Please refer to management's discussion and analysis reported in Protalex, Inc.'s (the Company) registration statement (Form 10-SB) for the period ended October 31, 1999 for a full discussion of the Company's history business concept, development stage status, intellectual technology and for other information contained therein. This discussion should be read in conjunction with Form 10-SB. The Company completed its reverse merger with Enerdyne Corporation on November 15, 1999 and has returned to trading on the OTC Bulletin Board under the symbol PRTX in March 2000. As the Company is a development stage enterprise, it's operating plan for the next 12 months and subsequently is presented.

The Company's principal goal under the operating plan is to proceed with all necessary developmental efforts necessary to bring its bioregulator technology to market. Concurrently, the Company is raising sufficient additional capital as may be necessary to complete developmental efforts and to pay professional services expenses and fund the administrative function. The initial capitalization of the Company has been partially expended in these areas. The Company issued additional stock during the 3 months ending February 29, 2000 for $70,400. The Company estimates that it has cash reserves to fund operations for 3-4 months. There is no change in the Company's need, both short and long-term to obtain significant capital. Over the long-term the Company plans to raise approximately $5,000,000 through a public offering or private placement of the Company's stock. In the immediate short-term, the Company will attempt to raise $500,000 through a private placement before July 1, 2000. The Company estimates that $500,000 would allow the Company to fund operations, including all necessary developmental activities for the next year. The Company continues to carry out its corporate commercialization plan.

An initial stage of its research plan, involving cell culture research has been successfully completed. A second stage, involving laboratory animal trials are currently being conducted.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


6.1 Index of Exhibits.

Reg. S-B
Item 601
Number                  Exhibit Name
--------                ------------

(27) Financial Data Schedule

(99) Unaudited Financial Statements for the Quarter Ended February 29, 2000.

6.2 Reports on Form 8-K.

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.




DATE:      April 12, 2000                       BY:  John E. Doherty
                                                     ------------------------
                                                     John E. Doherty
                                                     President and Director,
                                                     Principal Financial Officer