Form 10KSB
period 2000-05-31
PROTALEX INC
filed 2000-08-25
CIK 1099215

Form 10-KSB

[As last amended in Release No.33-7505, effective January 1, 1999, 63 F.R.9632.]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

  [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the fiscal year ended            May 31, 2000

  [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                        to

        Commission file number                   0-28385

                                 Protalex, Inc.
                 (Name of small business issuer in its charter)

        New Mexico                                      91-2003490
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

           P.O. Box 30952                        Albuquerque, NM 87190
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number                    (505) 260-1726

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

      None                                               None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

                                (Title of Class)

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]   No  [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. 10,669

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,373,008 at August 9. 2000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 10,183,635

        Transitional Small Business Disclosure Format (check one):

  Yes  [ ]     No  [X]


ITEM I - DESCRIPTION OF BUSINESS


Overview

Protalex, Inc. (the "Company") is a development stage company engaged in the development and marketing of a new class of organic chemical molecules, called "bioregulators," for the treatment of rheumatoid arthritis ("RA") and other forms of arthritis. The Company's business is an extension of over three decades of research by Dr. Paul Mann, an officer, director and shareholder of the Company.

The use of bioregulatory compounds for the treatment of human disease represents a completely new approach to therapy. Unlike many existing pharmaceutical agents, which act upon the end products of complex metabolic pathways, bioregulators influence cellular activities at a more basic level. This results in restoration of tissue integrity and function, in many instances not only alleviating, but potentially reversing the pathologic process. The Company intends to bring this unique biotechnology to commercial realization, thereby establishing an entirely new category of pharmaceutical treatment of disease.

The Company will initially focus on the treatment of RA. Research and development efforts for RA are completed, with pre-clinical trials having began in January 2000. The pre-clinical trials will be conducted by Dr. Paul Mann and Dr. Arthur Bankhurst, a renowned rheumatologist at the University of New Mexico and a director and shareholder of the Company, and should be completed in approximately six months. Upon successful completion of the pre-clinical trials, the Company will file an Investigational New Drug Application with the Food and Drug Administration ("FDA"), and will begin planning clinical trials. The Company believes that an existing, FDA-approved treatment for RA utilizes principles of bioregulation, which should enable the Company to expedite the FDA process by limiting the size and scope of the clinical trials.

About Bioregulation

The Company's discoveries and its proprietary products represent the first application of bioregulator technology to the treatment of disease. Since the 1960's, however, certain natural and synthetic molecules have been known to influence cell proliferation and differentiation in laboratory experiments. (Proliferation consists simply of an increase in cell number, while differentiation implies the ability to accomplish some function especially to respond to or initiate some change in the cell's environment.)

Both proliferation and differentiation can be influenced by external stimuli, most of which are in the form of chemical "messages." Under normal circumstances, equilibrium is maintained within and among cells by the continual exchange of such messages. Cells may begin to function or proliferate abnormally under three circumstances: when they receive an erroneous signal from their environment, when their reception or processing of external messages is impaired, or when they receive abnormal genetic signals from within. Widespread abnormalities of cellular differentiation cause diseases of many kinds, while uncontrolled cellular proliferation causes cancer. The Company's bioregulators are compounds with the ability to act upon cells at a primitive level of function, "resetting" their internal mechanisms to allow resumption of normal behavior.

Some naturally occurring bioregulators have the property of stimulating cellular proliferation at certain concentrations, while promoting cellular differentiation at other concentrations. In the latter role, they can bring about increased production of antibodies in one cell line, or slow the growth of a tumor in another, apparently by helping restore normal function within cells and promoting cell-to-cell signaling. Bioregulators seem to act upon a wide variety of tissue types, suggesting that they affect simple activities common to all cells.

Bioregulators represent a completely new approach to the treatment of disease. For example, rheumatoid arthritis is one of the "autoimmune" diseases, in which cells of the immune system erroneously identify other body tissues as "foreign". These immune cells then produce substances that attack other body tissues, such as the lining of the joints. Current therapy for rheumatoid arthritis is aimed at either suppressing the symptoms caused by this attack, or inactivating the substances produced by the immune cells. In contrast, the Company's bioregulators act upon the immune cells themselves, restoring normal cellular function. In this way, bioregulator treatment not only relieves symptoms of the disease, but also may promote reversal of the tissue damage that already has taken place.

The Company's research has defined the concept of bioregulators and has produced proprietary compounds particularly suitable for therapeutic administration. The most active of these show intense cellular activity in miniscule doses. Clinical effectiveness in such a low dosage range is expected to yield exceptional safety and freedom from side effects.

Experiments and Studies

The best demonstration of the ability of bioregulators to re-equilibrate cell differentiation lie in the field of immunology. Here, both humoral and cellular immune responses can be modified by the appropriate concentration of a bioregulating agent. Cell proliferation also can be normalized by bioregulators in experiments dealing with natural senescence and tumor growth. Examples of each of these processes are outlined below.

In Vitro Experiments

IGG Production in HPBL. Bioregulators induce immune responsiveness in human peripheral blood lymphocytes in response to a number of antigenic stimuli. The number of antibody-producing cells can be amplified as much as 100 to 1000 times above untreated values. This technique can be used to produce highly monoclonal antibodies.

Cell Sensecence Studies. The life span of cells in culture can be extended by nearly 100% through the action of bioregulators. When senescence finally does take place, it affects all of the cells simultaneously, thus "rectangularizing" the usually gradual fall of the survival curve.

In Vivo Experiments

Nude Mice. A mouse strain lacking in cellular immunity, nude mice characteristically show almost no production of T cells, which makes them highly susceptible to infection and early death. This situation mimics a genetic disease in humans called DiGeorge syndrome. Administration of bioregulators can partially reverse this deficit, restoring about 70% of the mice's T cell complement and almost doubling their life expectancy. The same effect can be obtained in mice whose thymus has been surgically removed in early life.

Nude Rats With Heterologous Tumors. Another rodent strain with immune deficiency, the nude rat, often is used in experiments involving transplantation of tumors from another animals, but persist in the nude rat because of their inability to mount a rejection response. Administration of bioregulators in tumor-bearing rats results in regression of the neoplasm in about two-thirds of the animals.

Nude Dogs With Implanted Homologous Tumors. As part of study of bioregulators as potential "contrast agents" for nuclear magnetic resonance imaging, glial tumors were transplanted into the brains of dogs. This type of tumor normally progresses rapidly with irreversible neurological signs appearing between 2 and 3 weeks after transplantation. A bioregulator compound was injected 3 times a week for 3 weeks following transplantation. Complete tumor regression was seen in 100% of the treated animals.

Naturally Occurring Disease

Dogs and Cats With Spontaneous Tumors. Data is now being collated on several dozen domestic dogs and cats that have been given the bioregular treatment outline above for spontaneously occurring tumors of various types. Anecdotal reports have been received from veterinarians all over the country, indicating success with bioregulator treatment, but a controlled study with a consistent protocol is needed to validate this mode of therapy. Such a study is now being planned.

Markets

Human autoimmune diseases provide the first and most obvious target for bioregulator therapy. In these disorders, the immune system misidentifies the body's own tissues as "foreign," prompting an inappropriate and prolonged immune response that can damage tissues and organs throughout the body. Bioregulator treatment can be expected to restore normal immune homeostasis, with the result that the disease is not merely ameliorated, but permanently cured.

RA will be the first autoimmune disease targeted and will be the primary and immediate focus of the Company. RA is a serious autoimmune disorder that causes the body's immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to a leading scientific journal, the prevalence of RA in the United States is approximately 1% (or about 2.5 million people), with approximately 200,000 new cases diagnosed yearly.

Currently, no uniformly effective treatment for RA exists. Current treatments are costly, and in most cases must be continued for decades. In contract, the Company believes that bioregulator therapy will be much more cost effective and can be administered by weekly injections over the course of a few months.

The Company's decision to concentrate its efforts on RA, as opposed to other autoimmune diseases or cancers, is based upon three main considerations:

     * Evidence from Dr. Mann's work that bioregulators strongly influence the immune system in ways that should produce beneficial effects in patients with RA;

     * The Company believes that an existing, FDA-approved treatment for RA actually utilizes principles of bioregulation; and

     * At this stage in the Company's development, the Company believes it is most appropriate to concentrate its efforts and resources on developing a treatment for a single, well-defined, and serious disease for which adequate therapy currently is not available.

The Company anticipates that its products will initially be used to treat patients with severe cases of RA, and particularly those individuals for whom other treatments have failed. Additionally, the Company believes that its experience with this class of patients will prove the Company believes that its experience with this class of patients will prove the efficacy and safety of its products, and will encourage the use of its products in less severely affected individuals in earlier stages of the disease.

Competition

In strictest terms, the Company has no direct competition in its field, since no other firms have brought to market any therapeutic agents based upon biomodulator or bioregulator technology. However, the Company's products will compete with other pharmaceutical agents intended to treat RA. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the symptoms of RA and slow its progress. Available treatment options include:

     * Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the recently introduced COX-2 inhibitors;

     * Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate ;

     * TNF (Tumor Necrosis Factor) inhibitors, currently represented by Immunex Corporation's Enbrel-Registered Trademark;

     * "Immunoadsorption Therapy,": now in limited use in Europe and the United States, entailing weekly sessions during which a patient's blood is separated and passed through a molecular filter; and

     * Colloidal gold given by injection, a time-honored treatment but one with extreme variability of effect and an unknown mechanism of action.

In all, at least a dozen large and small pharmaceutical companies are active in this market, with Immunex Corporation and Monsanto Company dominating the market as a result of their respective products, Enbrel-Registered Trademark and Celebrex-Registered Trademark. Despite intense media attention and enormous sales, the long-term efficacy of these compounds remains to be evaluated.

Operations

The Company is currently engaged in developing the corporate base for commercialization of its bioregulator products, as well as planning production and marketing strategies. The Company's business operations are housed in an office in Albuquerque. The Company currently has no manufacturing facilities and may have to rely on others to manufacture compounds for the Company's use in research and development, pre-clinical trials, and clinical trials.

Alex, L.L.C., a New Mexico limited liability company and the Company's majority shareholder ("Alex"), continues to support ongoing research aimed at clarifying the biologic functions of bioregulators, and along with the Company, establishing their safety and efficacy in treating induced arthritis in animals, and determining appropriate dosage and treatment protocols. The bioregulator technology which the Company intends to develop and bring to the market is currently licensed from Alex.

Reverse Merger

In September 1999, Protalex, Inc., a New Mexico corporation ("Protalex"), acquired a majority of the issued and outstanding shares of common stock of Enerdyne from Don Hanosh, pursuant to a Stock Purchase Agreement between
Protalex, Enerdyne and Mr. Hanosh. Under the Stock Purchase Agreement, in consideration for Mr. Hanosh's shares of common stock, Protalex executed a Promissory Note in the amount of $368,546.00 in favor of Mr. Hanosh.

In November 1999, Protalex merged with and into Enerdyne pursuant to a Merger Agreement and Plan of Reorganization (the "Merger Agreement"), and Enerdyne changed its name to Protalex, Inc., thereby creating the Company. Under the Merger Agreement, each share of Protalex common stock outstanding immediately prior to the effective date of the merger was converted into 822 shares of the Company's common stock. After the merger, Protalex's former shareholders held approximately 92.28% of the shares of common stock of the Company, and Enerdyne's former shareholders held approximately 7.72% of the shares of common stock of the Company.

Business and Marketing Strategy

The Company has initiated a private placements of stock to raise funds for completion of animal research, initiation of Phase I and Phase II human studies, and production and marketing of the Company's products on a commercial scale. Currently the Company estimates that it has enough cash to fund development activities and operations for the next 12 months.

The Company expects that upon FDA approval, its bioregulator products will be competitive throughout the global market. Therefore, the Company intends to enter into collaborative arrangements with larger strategic partners to market and sell the Company's products in the United States and in foreign markets. The Company expects that these partners will be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and clinical trials required to obtain regulatory approval. In return for such payments, the Company will grant these partners exclusive or semi-exclusive rights to market certain of its products in particular geographical regions.

Government Regulation

The Company's ongoing research and development activities, and its future manufacturing and marketing activities, are subject to extensive regulation by numerous governmental authorities, both in the United States and in other countries. In the United States, the FDA regulates the approval of the Company's products under the authority of the Federal Food, Drug and Cosmetics Act.

In order to obtain FDA approval of the Company's new drugs, extensive pre-clinical and clinical tests must be conducted and a rigorous clearance process must be completed. Satisfaction of the FDA's safety and efficacy requirements may take several years and require the expenditure of substantial resources.

The FDA approval process entails several steps. Initially, the Company must conduct pre-clinical trials. During pre-clinical trials, the Company must evaluate the safety and efficacy of its products through in vitro and in vivo laboratory animal testing. At this stage the FDA will require, at a minimum, that the Company (i) prepare a pharmacological profile of the drug; (ii) determine the toxicity of the drug in at least two species of animals; and (iii) conduct short-term toxicity studies ranging from two weeks to three months, depending on the proposed clinical trials.

Upon successful completion of pre-clinical trials, the Company must submit an Investigational New Drug Application ("IND") to the FDA before it can begin human clinical trials. The purpose of the IND is to detail pre-clinical research data, and provide documentation sufficient to allow the FDA to conclude that it is reasonable to proceed with human trials of a drug.

Clinical studies are typically conducted in three sequential phases, although these phases may overlap. In Phase I trials, a drug is tested for safety in one or more doses in a small number of patients or volunteers. In Phase II trials, efficacy and safety are tested in up to several hundred patients. Phase III trials involve additional safety, dosage and efficacy testing in an expanded patient population at multiple test sites.

The results of the pre-clinical and clinical trials are submitted to the FDA in the form of a new Drug Application ("NDA"). The approval of an NDA may take substantial time and effort. In addition, upon approval of an NDA the FDA may require post marketing testing and surveillance of the approved product, or place other conditions on their approvals.

In 1997, the FDA's Modernization Act (the "Act) was passed. The Act expanded earlier laws passed to shorten the drug approval process and developed guidelines regarding the testing and approval process for products intended to treat serious or life-threatening illnesses. More specifically, the Act created a fast-track process which facilitates and expedites the review and testing of new drugs that are intended to treat serious or life threatening diseases, while preserving appropriate guarantees for safety and effectiveness. The passage of the Act reflects the recognition that both patients and physicians are willing to accept greater risks and side effects from products that treat serious diseases. The fast-track procedures apply to products intended to treat AIDS, some cancers and other life threatening illnesses. In most cases, a drug is usually given a fast-track designation at a relatively early stage in its development.

Sales of new drugs outside the United States are subject to foreign regulatory requirements that differ from country to country. Foreign regulatory approval of a product must generally be obtained before that product may be marketed in those countries.

However, the FDA approval process is among the most restrictive in the world and typically takes a longer time to complete than foreign regulatory approval. Research and development efforts for the Company's first product for the treatment of RA are near completion, with pre-clinical trials scheduled to begin in January 2000. Upon completion of these studies, the Company will apply to the FDA to secure its approval for limited safety testing of the Company's product in humans. Following the successful completion of safety trials, the Company will conduct a full-scale study of efficacy in patients with advanced and intractable RA. This full-scale study will be conducted by Dr. Arthur Bankhurst, a renowned rheumatologist at the University of New Mexico, and should be completed in approximately two years. Dr. Bankhurst is a director and shareholder of the Company. Once the trials are finished, an application for FDA authorization to produce and market the product will be filed, with final approval estimated to take an additional six months.

Patents, Trademarks, and Proprietary Technology

The bioregulator technology which the Company intends to develop and bring to market is currently licensed by the Company from Alex, LLC, a New Mexico limited liability company and the Company's majority shareholder ("Alex"). Alex's Managing Members, each of who holds a 50% membership interest in Alex, are John Doherty; the Company's President, and Paul Mann, the Company's Treasurer and Secretary. Mr. Doherty and Dr. Mann are also members of the Company's Board of Directors. The license agreement between the Company and Alex is described in "Certain Relationships and Related Transactions."

The Company's success will depend on its ability to maintain its trade secrets and proprietary technology in the United States and in other countries, and on Alex's ability to obtain patents for the bioregulatory technology which it licenses to the Company. Alex is currently seeking patents for proteins for use as medications for human autoimmune disease. Patent protection will also be sought for the derivatives of proteins which can also be found in other bioregulators. Alex expects to submit its initial patent for proteins before the end of 2000 and the additional patents shortly thereafter. In addition to patent protection, Alex intends to seek trademark protection for the term "bioregulator." Alex believes that this will assist in differentiating this new field of science from current biomodulator theory.

Risks Related To The Company's Business

This Registration Statement Contains Forward-Looking Statements Which May Differ From The Company's Actual Future Results. This registration statement contains forward-looking statements that involve substantial risks and uncertainties. These statements are identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Statements that contain these words should be read carefully because they discuss the Company's future expectations, contain projections of the Company's future results of operations or of the Company's financial condition, and state other "forward-looking" information. The Company believes it is important to communicate its expectations. However, there may be events in the future that the Company is not able to accurately predict or over which the Company has no control.

The risk factors listed in this section, as well as any other cautionary language appearing in this registration statement, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the Company's forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this registration statement could have an adverse effect on the Company's business, results of operations and financial condition.

The Company May Not Be Able To Continue As A Going Concern If It Does Not Attract Investment Capital Or Generate Operating Revenue. The Company is a development stage enterprise and does not have operating revenue, nor does it anticipate generating operating revenue in the foreseeable future. The ability of the Company to continue as a going concern is dependent initially on its ability to raise sufficient investment capital to fund all necessary operations and product development activities. Thereafter, in order to generate operating revenue the Company must develop products that gain regulatory approval and market acceptance. There can be no assurance that the Company will be able to raise sufficient investment capital or successfully develop and market its products.

The Company Has A History Of Losses Since Its Merger With Enerdyne, And Will Continue To Incur Losses Until Its Sales Generate Sufficient Revenues. Since
Enerdyne Corporation's acquisition of Protalex, Inc. (which is more fully described in "Corporate History"), the Company has incurred significant losses. The Company expects to continue to incur net losses until sales of its biomodulator products generate sufficient revenues to fund its continuing operations.

The Company Is Uncertain Whether Its Bioregulator Products Can Be Developed Successfully, And It May Have To Incur Additional Expenses If It Experiences Problems In Development. The Company does not know whether bioregulator products can be successfully developed for administration as human medications. Further laboratory research followed by extensive animal testing will be needed before beginning clinical trials. The Company's failure to demonstrate the safety and/or efficacy of its bioregulator product, either at the preclinical or human trial stage, would necessitate potentially expensive and time-consuming additional research.

The Company's Bioregulator Product Is Limited To A Single Disease, Which Means The Company's Prospects May Be Limited If Its Product Does Not Successfully Treat The Disease. The Company is focused on the treatment of one disease, rheumatoid arthritis. If the results from the Company's animal studies and/or the human clinical trials related to that disease are inconclusive or show results no better than a substance with no medical effect, the Company would not have a commercially viable product. In this case, a great deal of additional research would be required, and it is unlikely that the Company would be able to attract further capital.

The Company's Bioregulator Products May Not Be Accepted By The Medical Community, Which Would Result In Poor Product Sales. The Company's bioregulator product may be safe and effective for its intended use, but may not show sufficient superiority to other treatments currently in use to gain a significant share of the market. Additionally, the novelty of this form of treatment or its mode of administration may make bioregulator therapy less appealing than existing treatments to prescribing physicians or to their patients. Inadequate medical acceptance would result in poor product sales and decreased profitability, and could impair the Company's ability to continue to operate.

The Company Is Uncertain Whether Its Existing Bioregulator Products Can Be Extended To Treat Diseases Other Than Rheumatoid Arthritis. While the Company will initially focus on the treatment of rheumatoid arthritis, its long-term plans call for the extension of bioregulator therapy to other types of human disease, such as cancer. The development of new bioregulator products (or expanding the indications for existing products to the treatment of new diseases) will be subject to many of the same hazards and risks discussed in this "Risk Factors" section.

The Company Is Exposed To Significant Costs And Risks Related To The Regulatory Approval Of Bioregulator Products, And Is At A Competitive Disadvantage Due To Its Need To Complete The Regulatory Process. Before the Company's products can be manufactured, marketed and sold to the public, the requirements of the FDA and similar governmental agencies in foreign countries must be met. The approval process typically entails considerable time and expense, and may delay marketing of the Company's products for a considerable period. The Company cannot predict when regulatory applications might be submitted, nor when final regulatory approval will be obtained. Also, the FDA could approve only certain uses of the Company's products or subject its products to additional testing or surveillance programs. Failure to obtain timely FDA approval will require the Company to spend more resources on additional applications, and would delay the generation of income from sales of the Company's products. In addition, the FDA approval process presents a competitive advantage to some of the Company's competitors who have already received FDA approval for their products.

The Company  Depends On  Reimbursement  From Third Parties,  Who May Decrease Or
Eliminate The Amount Of Reimbursement Paid To The Company. In today's medical economy, reimbursement for all types of medical care depends substantially on third party payors, including government authorities (e.g., the Medicare program), private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Managed healthcare is increasing in the United States, the number of HMOs is growing, and legislative proposals are being introduced to reform healthcare or reduce government medical insurance programs. As a part of their cost-control efforts, such entities may establish fiscal policies decreasing or eliminating the amount of reimbursement for the Company's products, making it difficult for the Company to sell its products at a sufficient profit to remain in business.

The Company May Not Be Able To Manufacture Its Bioregulator Products In Commercial Quantities And May Have To Incur Significant Costs To Meet Its Manufacturing Requirements. Currently, the Company does not possess the facilities or equipment to manufacture its products. The Company intends to contract with a third party or parties to manufacture its products for commercial distribution. However, the Company does not know whether such third party or parties will be able to successfully manufacture sufficient quantities of the Company's products for these purposes. Therefore, the Company may have to invest substantial sums to construct facilities sufficient to meet its long-term manufacturing requirements. See "Operations."

The Company May Not Be Able To Protect Or Maintain The Security Of Its Patents Or Other Proprietary Information. The Company licenses its bioregulator technology from Alex, L.L.C., and Alex intends to apply for, prosecute and maintain patents for this technology. Conceivably, Alex may be unsuccessful in obtaining patents and in avoiding infringements of patents granted to others. Even if patents are granted to Alex, the enforceability of patents issued to biotechnology and pharmaceutical firms is often highly uncertain, and existing law may not protect Alex's patents.

Without patent protection, it is unlikely that the Company could successfully market its bioregulator products. Lacking a proprietary advantage, the Company would be unable to prevent marketing of its biomodulator products by more well-established competitors who would be able to dominate the market. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting its patent rights, including those licensed to it by Alex, in a suit against another party. See "Patents, Trademarks and Proprietary Technology."

The Company relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. The Company requires that each of its employees enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company. However, these confidentiality agreements may not be honored and the Company may be unable to protect its rights to its unpatented trade secrets. Dissemination of this proprietary information might allow others to develop bioregulator products that would compete with those of the Company, diminishing the Company's sales and market share.

The Company's Business Could Be Harmed By New Research Efforts and Product Development By The Company's Competitors. Most of Whom Have Greater Resources Than The Company. The Company is engaged in a sector of the economy characterized by extensive research efforts and rapid technological development. New drug discoveries are to be expected, including those directed at the disease the Company has targeted. A number of the Company's competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company. Such competitors may develop products that are more effective or less costly than any of the Company's current or future products and also may produce and market their products more successfully than the Company. Large-scale successful competition would reduce the Company's market share and profitability, and might jeopardize the Company's ability to stay in business. See "Competition."

The Company Is Exposed To Significant Liability Associated With Its Bioregulator Products, And May Not Be Able To Secure Insurance To Cover These Risks On Acceptable Terms, If At All. While the Company believes that its bioregulator product will be safe compared to other drugs, the Company still may incur significant product liability exposure. When the Company develops a product suitable for human administration, it intends to secure adequate product liability coverage. However, insurers may not offer the Company product liability insurance, may raise the price of such insurance or may limit the coverage of such insurance. In addition, the Company may not be able to maintain such insurance in the future on acceptable terms and such insurance may not provide the Company with adequate coverage against potential liabilities either for clinical trials or commercial sales. Successful product liability claims in excess of the Company's insurance would affect the Company's ability to continue to operate as a going concern.

The Company Is Exposed To Significant Environmental Risks Because Its Bioregulator Research And Development Activities Involve Hazardous And Radioactive Materials. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products.

Although the Company believes that its planned safety procedures for the handling and disposal of such materials comply with the standards prescribed by such laws and regulations, it cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the Company's resources. The Company may be required to incur significant costs to comply with environmental laws and regulations in the future. Current or future environmental laws or regulations may materially adversely affect the Company's operations, business or assets.

Dependence upon Key Personnel; Management of Growth. The success of the Company's operations during the foreseeable future will depend largely upon the continued services of the following individuals: Mr. John Doherty, the Company's President, Dr. Paul Mann, the Company's Treasurer and Secretary, and Dr. Jon Aase, the Company's Vice-President. The loss of the services of Mr. Doherty, Dr. Mann or Dr. Aase could have a material adverse impact on the Company. Mr. Doherty, Dr. Mann and Dr. Aase have not entered into employment agreements with the Company.

The Company's success will also depend in part on its ability to manage, attract and retain qualified technical, management and sales personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it required to conduct its operations successfully. The Company's results of operations could be adversely affected if the Company were unable to attract, manage and retain these personnel or if its revenues fail to increase at a rate sufficient to absorb the resulting increase in expenses. See "Employees."

Control By Principal Shareholders. As of May 31, 2000, each of Mr. Doherty and Dr. Mann beneficially owned approximately 32.5% of the outstanding shares of the Company's common stock through Alex, LLC, a New Mexico limited liability company which is the Company's majority shareholder ("Alex"). Alex's Managing Members, each of whom holds a 50% membership interest in Alex, are Mr. Doherty and Dr. Mann. Accordingly, Mr. Doherty and Dr. Mann collectively have the ability to control the election of all of the members of the Company's Board of Directors and the outcome of corporate actions requiring majority shareholder approval. Even as to corporate actions in which super-majority shareholder approval may be required such as fundamental corporate transactions, Mr. Doherty and Dr. Mann will collectively control the outcome of such actions.

Absence of Prior Trading Market; Potential Volatility of Stock Price. The market price of the shares of the Company's common stock is highly volatile. Factors such as fluctuation the Company's operating results, the introduction of new products or services by the Company or its competitors, and general market conditions may have a significant effect on the market price of the Company's common stock.

Need for Additional Funding. The Company believes that its available short-term assets and investment income will be sufficient to meets its operating expenses and capital expenditures for 12 months. The Company does not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain components of its business plan.

Employees

The Company currently has one full-time employee and two part-time employees, each of whom joined the Company on November 1, 1999. The Company's employees are non-union and none are represented by an organized labor union. The Company believes its relationship with its employees is very good and it has never experienced an employee-related work stoppage. The Company will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute its business plan, carry out product development and secure advantages over its competitors. No assurances can be given that the Company will continue to be able to pay the higher salaries necessary to retain such skilled employees.

Additional Information

The Company intends to provide an annual report to its security holders, and to make quarterly reports available for inspection by its security holders. The annual report will include audited financial statements.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's office is located at 1518 Cornell Drive N.E., Albuquerque, New Mexico 87106. The Company is permitted to use this office free of charge pursuant to an oral agreement with its President, Mr. John Doherty, who leases the property on which the Company's office is located. The Company intends to move to a larger facility once it secures additional financing.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2000.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "PRTX". The common stock of Enerdyne prior to the reverse merger was traded on the OTC Bulletin Board under the symbol "ENDY".

The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices for the common stock of Enerdyne through November 15, 1999 and for Protolex, Inc. after that date. The Company's fiscal year-end is May 31. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                        High            Low
                                       ------          ------
        Fiscal Year 1997
                First Quarter           0.125           0.125
                Second Quarter          0.125           0.125
                Third Quarter (1)        N/A             N/A
                Fourth Quarter          0.125           0.125

        Fiscal Year 1998
                First Quarter (1)        N/A             N/A
                Second Quarter          0.125           0.125
                Third Quarter            N/A             N/A
                Fourth Quarter          0.125           0.125

        Fiscal Year 1999
                First Quarter           0.125           0.125
                Second Quarter (1)       N/A             N/A
                Third Quarter           0.625           0.125
                Fourth Quarter          1.5625          0.625


(1) No trading activity occurred for the common stock of Enerdyne during the third quarter of fiscal year 1997, the first and third quarters of fiscal year 1998, and the second quarter of fiscal year 1999.

At May 31, 2000 the Company had 10,183,635 share of common stock outstanding, which were held by 350 holders of record. The transfer agent for the Company's common stock is Standard Registrar & Transfer Agency, PO Box 1411, Albuquerque, NM 87191. The Company has nine market makers currently.

Dividend Policy. No dividends have been declared or paid to date by the Company. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities. In November 1999, the Company issued a total of 8,289,048 shares of its common stock to Protalex, Inc., a New Mexico corporation (Protalex), in connection with its acquisition of Protalex pursuant to a Merger Agreement and Plan of Reorganization. The Company issued these shares in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to November 1999, at various dates from November 18 through January 12, 2000, the Company issued 459,444 shares of stock to various individuals all at $0.36 per share. From May 1, 2000 to May 27, The Company issued 641,644 shares of stock to various individuals all at $1.00 per share. The Company also issued 100,000 shares of restricted stock in exchange for legal services. The Company issued these shares in reliance on the "sophisticated investor" exemption and obtained signed subscription agreements attesting to financial net worth and investment experience of the stock purchasers.

ITEM 6 - PROTALEX INC. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS

The Company's principal activities presently consist of continued laboratory work on its bio-regulator technology and ongoing animal studies. In May of this year the Company completed its planned private placement of its common stock, raising approximately $640,000. The majority of these funds will go toward the Company's development efforts, both in the laboratory and through animal studies. Approximately one-third of these funds will go to the animal studies. Significantly less money will be spent on the in vitro or laboratory effort. Related to its overall pharmaceutical development, the Company has entered into an installment purchase agreement for an automated cell sorter. The remaining funds will go to professional services and a smaller part for computers and administration. As a result of this funding, the Company estimates that it has cash reserves to fund operations for the next twelve months. The Company has spent approximately $120,000 on research & development efforts through May 31, 2000.

In the longer term, the Company will continue to need to raise substantially more capital. At present this amount is estimated to be approximately $5,000,000, which would take the form of either an additional private placement or a public offering of common stock. This financing would primarily be devoted to the Company's human clinical trials. The Company does not expect any revenues to be generated by operations during this period of time.

Management believes that even at this relatively early stage, the animal studies support the Company's earlier work and extend the application of the bio-regulator to a much more complex whole animal model. Alex LLC, the company which has licensed exclusively and in perpetuity to bio-regulator technology to the Company for the treatment of arthritis, will delay patent filings until after the first animal study concludes in late October or early November. Management agrees that this will allow for more comprehensive and defensible patent coverage, which in turn will result in a more valuable license for the Company.

Please refer to the Company's 10-SB filing (December 3, 1999) and amendments thereto for more information on the Company's intellectual technology and risk factors.

ITEM 7 - SEE FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS
                           AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 PROTALEX, INC.

                                  May 31, 2000



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Protalex, Inc.


We have audited the accompanying balance sheet of Protalex, Inc. (a New Mexico corporation in the development stage) as of May 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the period from September 17, 1999 (inception) through May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2000, and the results of its operations and its cash flows for the period from September 17, 1999 through May 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary product development activities and subsequently on the inflow of operating revenue derived from developed products which must be regulatory approved and market accepted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             Atkinson & Co., Ltd.

Albuquerque, New Mexico
August 11, 2000



                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEET

                                  May 31, 2000


                                     ASSETS

CURRENT ASSETS
  Cash ..............................................    $ 560,487
  Prepaid expense ...................................          500
                                                         ---------
     Total current assets ...........................                  $ 560,987

EQUIPMENT

  Lab equipment .....................................      121,440
  Office and computer equipment .....................       42,671
                                                                       ---------

                                                                         164,111
  Less accumulated depreciation .....................        5,951       158,160
                                                                       ---------

OTHER ASSETS
  Note receivable, individual .......................      118,547
  Interest receivable ...............................       10,669
  Intellectual technology license, net of
    accumulated amortization of $593 ................       19,707       148,923
                                                         ---------     ---------

                                                                       $ 868,070
                                                                       =========

                                  LIABILITIES

CURRENT LIABILITIES
  Professional fees payable .........................    $   7,782
  Payroll taxes payable .............................          775
  Interest payable ..................................        7,762
  Current maturities of long-term liabilities .......      210,279
  Related party advance and license fee payable .....       40,000
  Accrued compensation ..............................        5,120
                                                                       ---------
      Total current liabilities .....................                  $ 271,718

LONG-TERM LIABILITIES, less current maturities
  Note payable to individual ........................      185,330
  Equipment note payable ............................       64,367       249,697
                                                         ---------     ---------

      Total liabilities .............................      521,415

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
   40,000,000 shares, 10,422,135 shares
   issued, 10,183,635 shares outstanding ............
   238,500 shares in the treasury at -0- cost .......      965,891
  Common stock, contra ..............................     (368,547)
  Deficit accumulated during the
   development stage ................................     (250,689)      346,655
                                                         ---------     ---------

                                                                       $ 868,070
                                                                       =========

    The accompanying notes are an integral part of this financial statement.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF OPERATIONS

            From Inception (September 17, 1999) through May 31, 2000


                                                                  From Inception
                                                  Period Ended       Through
                                                  May 31, 2000     May 31, 2000
                                                   ---------        ---------

Interest income ..............................     $  10,669        $  10,669

Expenses

  Professional fees ..........................        77,520           77,520
  Research and development ...................       119,733          119,733
  Administrative .............................        27,813           27,813
  Interest ...................................        25,991           25,991
  Depreciation and amortization ..............         6,543            6,543
  Payroll tax expense ........................         3,758            3,758
                                                   ---------        ---------

         NET LOSS ............................     $(250,689)       $(250,689)
                                                   =========        =========

Loss per common share - Basic ................     $    (.03)       $    (.03)
                                                   =========        =========

Loss per common share - Diluted ..............     $    (.03)       $    (.03)
                                                   =========        =========

    The accompanying notes are an integral part of this financial statement.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

            From Inception (September 17, 1999) through May 31, 2000

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Common         In The
                                                     Common Stock            Stock-       Development
                                                 Shares       Amount         Contra          Stage          Total
                                              -----------   -----------    -----------    -----------    -----------
September 17,  1999 -- initial  issuance
 of 10,000  shares  for intellectual
 technology license at $.03 per share .....        10,000   $       300    $      --      $      --      $       300

September 30, 1999 -- cost of public shell
 acquisition over net assets acquired to be
 accounted for as a  recapitalization .....          --            --         (250,000)          --         (250,000)

October 27, 1999 -- issuance of 84 shares
 to individual for $25,000 ................            84        25,000           --             --           25,000

November 15, 1999 -- reverse merger
 transaction with Enerdyne  Corporation,
 net transaction amounts ..................     8,972,463       118,547       (118,547)          --             --

November 15, 1999 -- treasury shares -
  Enerdyne  $-0- cost .....................       238,500          --             --             --             --

November 18,  1999 -- February  7, 2000
 issuance  of 459,444  shares to various
 investors at $0.36 per share .............       459,444       165,400           --             --          165,400

January 1, 2000 -- issuance of 100,000
  shares in exchange for legal services ...       100,000        15,000           --             --           15,000

May 1 - 27, 2000 -- issuance of 640,000
 shares to various investors at $1.00 per
 share ....................................       640,000       640,000           --             --          640,000

May 27, 2000 -- issuance of 1,644 shares
  to individual in exchange for interest
  due .....................................         1,644         1,644           --             --            1,644

Net loss for the period ...................          --            --             --         (250,689)      (250,689)
                                              -----------   -----------    -----------    -----------    -----------

                                               10,422,135   $   965,891    $  (368,547)   $  (250,689)   $   346,655
                                              ===========   ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of this financial statement.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF CASH FLOWS

        Period from Inception (September 17, 1999) through May 31, 2000

                                                         From Inception
                                                    Period Ended    Through
                                                    May 31, 2000  May 31, 2000
                                                      ---------     ---------

Cash flows from operating activities
  Net loss .........................................  $(250,689)    $(250,689)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization .................     6,543         6,543
      Non cash expenses .............................    16,644        16,644
      (Increase) in interest receivable .............   (10,669)      (10,669)
      (Increase) in prepaid expense .................      (500)         (500)
      Increase in payroll taxes payable .............       775           775
      Increase in interest payable ..................     7,762         7,762
      Increase in professional fees payable .........     7,782         7,782
      Increase in compensation payable ..............     5,120         5,120
      Increase in related party advance
       and licenses fee payable .....................    40,000        40,000
                                                      ---------     ---------
         Net cash used in operating activities ......  (177,232)     (177,232)
                                                      ---------     ---------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ...................................   (20,000)      (20,000)
  Acquisition of equipment ..........................   (72,680)      (72,680)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ...........................  (250,000)     (250,000)
  Note receivable from individual ...................  (118,547)     (118,547)
  Issuance of note payable to individual ............   368,546       368,546
                                                      ---------     ---------

         Net cash used in investing activities ......   (92,681)      (92,681)
                                                      ---------     ---------

Cash flows from financing activities
  Proceeds from stock issuance ......................   830,400       830,400
                                                      ---------     ---------

         Net cash provided by financing activities ..   830,400       830,400
                                                      ---------     ---------

NET INCREASE IN CASH ................................   560,487       560,487

Cash, beginning of period ...........................      --            --
                                                      ---------     ---------

Cash, end of period ................................. $ 560,487     $ 560,487
                                                      =========     =========

Interest paid ....................................... $  16,585     $  16,585
                                                      =========     =========

Taxes paid .......................................... $    --       $    --
                                                      =========     =========


             SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were issued
 as part of the cost of acquisition of the
 intellectual technology license at inception
 - value at $.03 per share .......................... $     300      $     300
                                                      =========     =========

100,000 shares of company stock were issued in
 exchange for legal services performed .............. $  15,000     $  15,000
                                                      =========     =========

1,644 shares of company stock were issued in
 exchange for interest payable ...................... $   1,644     $   1,644
                                                      =========     =========

Lab equipment was acquired through issuance
 of installment contract to seller .................. $  91,430     $  91,430
                                                      =========     =========

    The accompanying notes are an integral part of this financial statement.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

            From Inception (September 17, 1999) through May 31, 2000


NOTE A - DESCRIPTION OF OPERATIONS AND DEVELOPMENT STAGE STATUS

  Protalex, Inc. (the Company or Protalex) is a development stage enterprise incorporated on September 17, 1999 and based in Albuquerque, New Mexico. The Company was formed to take all necessary steps to fully develop and bring to commercial realization certain intellectual property and research of Alex, LLC in connection with the use of bioregulatory compounds for the treatment of human diseases. The Company has no operating revenue.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1. Concentration of Credit Risk
  -------------------------------

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of deposits in excess of FDIC limits. The Company's demand deposits are placed with major financial institutions and the Company does not believe that it is exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

  2. Equipment and Depreciation
  -----------------------------

  Equipment is carried at cost. Depreciation has been provided by the Company in order to amortize the cost of equipment over their estimated useful lives. The Company uses the straight-line method for all classes of assets for book purposes.

  3. Estimates
  ------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

  4. (Loss) per Common Share
  --------------------------

  The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing
  (loss) to common shareholders by the weighted average number of common shares outstanding (9,308,571) for the period. Diluted loss per share includes the effects of options to purchase 40,000 shares of the Company's stock at $0.36 per share as if the options were exercised at the beginning of the period using the "Treasury Stock" method.

  5. Income Taxes
  ---------------

  Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirement of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The Corporation does not expect to have current income taxes payable or deferred tax balances for the foreseeable future.

  6. Other Comprehensive Income
  -----------------------------

  From September 17, 1999 (inception) through May 31, 2000, the Company had no changes in equity which constitute components of other comprehensive income.

  7. Research and Development
  ---------------------------

  Research and development costs are expensed as incurred.

  8. Fair Value of Financial Instruments
  --------------------------------------

  The fair value of the Company's financial instruments, principally cash and debt, approximates their carrying value.

NOTE C - REVERSE MERGER

  On November 15, 1999, Enerdyne Corporation ( Enerdyne or Public Shell) acquired all of the outstanding common stock of Protalex, Inc. (Protalex) in exchange for the issuance of additional shares of Enerdyne stock. The ratio of exchange was 822 shares of Enerdyne stock issued for each share of Protalex stock received. For accounting purposes, the acquisition has been treated as an acquisition of Enerdyne by Protalex and as a recapitalization of Protalex (Reverse Merger). The historical financial statement of operations presented herein include only those of the accounting acquirer and that the retained earnings (deficit) of only the accounting acquirer carries over consistent with the requirements of reverse merger accounting. Concurrently with the share exchange, Enerdyne changed its name to Protalex, Inc.

  The details of the reverse merger transaction are as follows:

                                                                              Merged
                                                                           Balance Sheet
                               Protalex,      Enerdyne      Transaction    at November
    Account Description           Inc.       Corporation    Adjustments      16, 1999
---------------------------   -----------    -----------    -----------    -----------
Cash ......................   $    23,531    $      --      $      --      $    23,531
Note receivable shareholder          --          118,547           --          118,547
License ...................        20,300           --             --           20,300
Investment in Enerdyne ....       368,546           --         (368,546)          --
Other current assets ......         8,212           --             --            8,212
Other current liabilities .       (17,555)          --             --          (17,555)
Accounts payable Alex .....       (40,000)          --             --          (40,000)
Note payable ..............      (368,546)          --             --         (368,546)
Common stock ..............       (25,300)      (833,459)       714,912       (143,847)
Additional paid in capital           --       (1,105,014)     1,105,014           --
Treasury stock ............          --          430,424       (430,424)          --
Accumulated deficit .......        30,812      1,389,502     (1,389,502)        30,812
Common stock - contra .....          --             --          368,546        368,546
                              -----------    -----------    -----------    -----------

                              $      --      $      --      $      --      $      --
                              ===========    ===========    ===========    ===========

Additional information in connection with stock amounts and number of shares issued is as follows:

                              Protalex, Inc.          Enerdyne Corporation
                         ------------------------   ------------------------
                                                             Shares
                                                    ------------------------
 Account Description       Shares        Amount     Outstanding    Treasury      Amount
----------------------   ----------    ----------   ----------    ----------   ----------
Common stock .........       10,084    $   25,300    1,578,907       238,500   $  833,459
822 to 1 stock
 recapitalization ....      (10,084)         --      8,289,048          --           --
Cancellation of shares
 Formerly held by
 Protalex in Enerdyne          --            --       (885,408)         --           --
Increase to record net
 assets of Enerdyne ..         --         118,547         --            --           --
Cancellation of common
 stock amounts for
 Enerdyne ............         --            --           --            --       (833,459)
Name change to
 Protalex, Inc .......         --            --           --            --           --
                         ----------    ----------   ----------    ----------   ----------

                               --      $  143,847    8,982,547       238,500   $     --
                         ==========    ==========   ==========    ==========   ==========

NOTE D - INTELLECTUAL TECHNOLOGY LICENSE

  The Company has a technology license agreement with Alex, LLC (Alex), a New Mexico Limited Liability Company, for commercial rights to develop bioregulator type product(s). The Company issued 10,000 shares of Company stock as partial payment for the license at the formation of the Company. The Company recorded this nonmonetary transaction at a nominal amount (3 cents per share) based on the business risk of the development stage venture at inception. In addition, the Company agreed to pay a $20,000 license fee to Alex. As the license is exclusive and perpetual, the Company will amortize the license amount over a 20-year life on a straight-line basis. Due to the development stage status of the Company, it will review the value of the license for impairment on a quarterly basis.

NOTE E - INCOME TAXES

  The Company has no taxable income and no income tax liability during the reported period of operation.

  The net loss reported on the statement of operations ($250,689) is available to offset future taxable income. The net operating loss expires in 15 years if not utilized during that time. No deferred tax asset has been recorded for the NOL as an equivalent valuation allowance applies against it in recognition of the Company's uncertainty as a going concern.

  The merger transaction of Enerdyne and Protalex will be tax-free under applicable provisions of the Internal Revenue Code. Under applicable federal tax statutes and regulations the NOLs available to Enerdyne and carried forward to the current year are lost as more than 50% beneficial ownership of Enerdyne changed hands on September 30, 1999.

NOTE F - RELATED PARTIES

  Advance and License Fees owing to Alex, LLC

  Alex, LLC (Alex) is a New Mexico limited liability company and the majority owner of the Company's stock. Alex advanced $20,000 to the Company's securities lawyers principally in connection with the Company's reverse merger transaction. This amount will be repaid by the Company to Alex and is recorded as a payable. Also included in the payable is the $20,000 license fee payment owed to Alex discussed in note D.

  Significant Business Relationship with Alex, LLC

  The Company anticipates working closely with Alex who is the Company's majority owner. It is the intent of Mr. Doherty and Dr. Mann to conduct all pure research in Alex and all subsequent development activities in the Company. There is no formal research and development contract between the entities at May 31, 2000. However, the Company anticipates reimbursing Alex for certain research and laboratory expenses in the coming year.

NOTE G - NOTES RECEIVABLE

  The Company has the following note receivable at May 31, 2000:

  Note receivable from Don Hanosh in the amount of $118,547 plus interest due on or before September 7, 2001. The unpaid balance shall bear interest at a rate of nine percent per annum.

NOTE H - LONG-TERM DEBT

  The Company has the following long-term debt at May 31, 2000:

      9% note payable to an individual, due on
         or before September 7, 2001.  Interest
         payments are due in quarterly installments
         with the first payment due on March 7, 2000.
         Note is guaranteed by certain directors of
         Protalex, Inc.                                          $  368,546

      11.5% installment  purchase  agreement,
         due in monthly  installments of $3,015,
         including interest, through May 2003.
         The note is collateralized by equipment.                    91,430
                                                                 ----------

                                                                    459,976
      Less current maturities                                       210,279
                                                                 ----------

      Long-term debt, less current maturities                    $  249,697
                                                                 ==========

  Maturities of long-term debt for each of the years succeeding May 31, 2000 are as follows:

        Year
        ----

        2001                                                     $  210,279
        2002                                                        215,674
        2003                                                         34,023
                                                                 ----------

                                                                 $  459,976
                                                                 ==========

NOTE I - GOING CONCERN UNCERTAINTY

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does not have operating revenue nor anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent initially on its ability to raise sufficient investment capital to fund all necessary operations and product development activities. Secondly, the Company must develop products that are regulatory approved and market accepted to generate operating revenue. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE J - STOCK OPTIONS

  The Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $0.36 per share. The options are "stand alone" options. There is no Company stock option plan currently.

  The Company accounted for the options using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. $5,120 of compensation expense was recorded on the Company books at May 31, 2000 to reflect an estimated portion of the options awarded for past services of certain individuals and corporate associate. An additional $20,420 of compensation expense will be recorded in future periods ending April 28, 2002 to reflect an estimated portion of the options awarded for future services of the individuals and associate.

  An alternate method of accounting for stock options is the fair value method based on an accepted valuation model. Compensation cost would not be materially different if it was calculated using the fair value method.

NOTE K - SUBSEQUENT EVENTS

  1. The Company entered into an agreement for a concise animal research protocol on January 25, 2000 which requires future payments of $28,200 subsequent to May 31, 2000, concurrently upon completion of the project. Completion of the project is expected to be November 2000.

  2. A payment of $183,216 was made in June 2000 to reduce note payable to individual. The Company purchased a certificate of deposit in the amount of $250,000 in June 2000.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any changes in or disagreements with its accountants since inception.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following table sets forth-certain information with respect to the Company's directors and executive officers

          Name                  Age                      Position
-------------------------     -------         --------------------------------

John E. Doherty                 46            President and Director

Paul L. Mann, Ph.D.             55            Treasurer, Secretary and Director

Jon M. Aase, M.D.               64            Vice President and Director

Arthur D. Bankhurst, M.D.       63            Director

James K. Strattman              41            Director


JOHN E. DOHERTY - Mr. Doherty has served as President and a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. From 1976 to 1994, Mr. Doherty was a vice president and principal of Doherty & Co., an investment banking firm. During this time he was involved in the early and later stage financing of companies such as Thoratec Laboratories, SeraCare, Inc., Excalibur Technologies, and Cypress Biosciences, Inc. Mr. Doherty attended Tufts University in Boston, Massachusetts. From 1994 to the present, Mr. Doherty has been a private investor, and over the last year and a half was involved with the early stage development of Protalex.

PAUL L. MANN, PH.D. - Dr. Mann has served a Treasurer, Secretary and director of Enerdyne since August 1999. From October to November 1999, Dr. Mann was Treasurer, Secretary and director of Protalex. Dr. Mann is the inventor of bioregulator therapy. After earning his bachelors and masters degrees at the University of Victory in New Zealand, he pursued his Ph.D. at Queens University in Canada and as an Inserm Fellow at the Centre Haeyem/Pasteur Institute in Paris. He engaged in further research at the National Institute of Health in Bethesda, Maryland and at John Hopkins University School of Medicine. In 1981, he joined the faculty at the University of New Mexico School of Medicine in Albuquerque, where he now holds the rank of Associate Professor in the College of Pharmacy and in the Department of Family Practice. His research into the biology and function of bioregulator compounds spans 30 years, resulting in more than 2 dozen publications.

JON M. AASE, M.D. - Dr. Aase has served as Vice President and a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. Dr. Aase graduated from Pomona College in Claremont, California and received his medical degree from Yale University in New Haven, Connecticut. After a pediatric internship at the University of Minnesota and residency at the University of Washington, he spent two years studying the native population of Alaska as a fellow of the National Institute of Child
Health and Human Development. He then returned to Seattle for a two-year fellowship in dysmorphology (the study of birth defects) with Dr. David W. Smith. IN 1974, Dr. Aase joined the faculty of the University of New Mexico School of Medicine, where he served as chief of the dysmorphology division for 16 years. His bibliography contains more than 40 published articles and a textbook, DIAGNOSTIC DYSMORPHOLOGY (Plenum, New York, 1990). Dr. Aase is now a Clinical Professor of Pediatrics at the University of New Mexico. Dr. Aase is the brother-in-law of Mr. Doherty.

ARTHUR D. BANKHURST, M.D. - Dr. Bankhurst has served as a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. Dr. Bankhurst earned his bachelors degree in biochemistry from the Massachusetts Institute of Technology, and his M.D. from Case Western Reserve University. He served as a research fellow at the Hall Institute of Medical Research in Melbourne, Australia and as a senior research fellow at the WHO Research Unit in Geneva, Switzerland. He joined the faculty of the University of New Mexico in 1971, and now holds a joint professorship in internal medicine and microbiology. Dr. Bankhurst's professional accomplishments in the fields of arthritis and immunology are reflected in his being named Senior Investigator for the Arthritis foundation from 1974-1979, as well as serving as associate editor of several prestigious medical journals. These journals include The Journal of Immunology (1984-1987), Diagnostic Immunology Diagnostic Immunology (1984-1988), and Clinical Immunology and Immunopathology (1988-present). With more than 140 publications to his credit, Dr. Bankhurst has a national reputation as an investigator, and has participated in a number of multi-center trials of anti-arthritis drugs.

JAMES K. STRATTMAN - Mr. Strattman has served as a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. Mr. Strattman is currently employed at Excalibur Technologies Corporation, a publicly traded software company. He has held several senior executive positions, including Director of Engineering and Director of Business Development. During the last ten years, Mr. Strattman has provided venture capital investments to several public companies through private placements.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Officer Compensation

The Company did not pay any of its executive officers, including its Chief Executive Officer, any compensation during the fiscal year ended May 31, 2000.

Employment Agreements

The Company does not have employment agreements with any of its executive officers.

Director Compensation

The Company does not compensate its directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of May 31, 2000, (i) by each person who is known by the Company to own beneficially more than 5% of its common stock, (ii) by each of the Company's directors, and (iii) by all of the Company's officers and directors as a group. Except as provided below, each person's address is c/o Protalex, Inc. P.O. Box 30952, Albuquerque, New Mexico 87190.

        Name and Address of         Amount and Nature      Percentage of
        of Beneficial Owner         Beneficial Owner         Class (1)
        -------------------         -----------------      -------------

        John E. Doherty (2)             3,312,660            32.5292

        Paul L. Mann (2)                3,312,660            32.5292

        John M. Aase                      276,192             2.7121

        Arthur D. Bankhurst               276,192             2.7121

        James K. Strattman                456,728             4.4849
                                        ---------            -------

                                        7,634,432            74.9677
                                        =========            =======

(1) Based on a total of 10,183,635 outstanding shares of the Company's common stock.

(2) Figures shown for Mr. Doherty and Dr. Mann reflect their respective 50% ownership of Alex, LLC, a New Mexico limited liability company, which holds 6,625,320 shares of the Company's common stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Alex, LLC, a New Mexico limited liability company ("Alex"), holds approximately 65% of the Company's outstanding common stock. Alex's Managing Members, each of who holds a 50% membership interest in Alex are Mr. John Doherty, the Company's President, and Dr. Paul Mann, the Company's Treasurer and Secretary. Mr. Doherty and Dr. Mann are also members of the Company's Board of Directors.

The bioregulator technology which the Company intends to develop and bring to market is currently licensed by the Company from Alex pursuant to a Technology License Agreement. Under the Technology License Agreement, the Company has the right to use the bioregulator technology to research, design, develop, market and sell products which incorporate the bioregulator technology and which are used for the therapeutic treatment of rheumatoid arthritis and other forms of arthritis. In exchange for this right, the Company is required to pay Alex a $20,000 non-refundable license fee. In addition, at the Company's formation it issued to Alex 10,000 shares of its common stock, at an aggregate value of $300, as partial payment for the license. The Company is not obligated to pay Alex any royalties or other compensation based on the sale or distribution of the Company's bioregulator products.

The Technology License Agreement also provides that if Alex is issued a patent for the bioregulator technology it licenses to the Company, the Company will be allowed to continue using the patented bioregulator technology, either by way of an amendment to the Technology License Agreement or an agreement by Alex not to enforce its patent rights against the Company.

In September 1999, Alex advanced $20,000 to the Company's counsel in connection with the acquisition of Protalex by Enerdyne and the preparation of this registration statement.

The Company leases an office facility under an oral agreement with Mr. Doherty, pursuant to whom Mr. Doherty does not charge the Company rent.

ITEM 13 - INDEX TO EXHIBITS

2.1  Stock Purchase Agreement among     Incorporated by reference, to the
     Protalex, Inc., Don Hanosh and     Company's 10-SB filing December 3, 1999
     Enerdyne Corporation

2.2  Merger Agreement and Plan of       Incorporated by reference, to the
     Re-organization between Protalex, Company's 10-SB filing December 3, 1999 Inc. and Enerdyne Corporation

3.1  Articles of Incorporation,         Incorporated  by reference, to the
     as amended                         Company's 10-SB filing December 3, 1999

3.2  Bylaws, as amended                 Incorporated  by reference, to the
                                        Company's 10-SB filing December 3, 1999

10.1 Promissory  Note in favor          Incorporated  by reference, to the
     of Don Hanosh                      Company's 10-SB filing December 3, 1999

10.2 Continuing and Unconditional       Incorporated by reference, to the
     Guaranty executed by               Company's 10-SB filing December 3, 1999
     John E. Doherty

10.3 Continuing and  Unconditional      Incorporated  by  reference, to the
     Guaranty  executed  by             Company's 10-SB filing December 3, 1999
     James K.  Strattman

10.4 Technology  license  Agreement     Incorporated  by reference, to the
                                        Company's 10-SB filing December 3, 1999

10.5 Form of Confidential               Incorporated  by reference, to the
     Disclosure  Agreement              Company's 10-SB filing December 3, 1999

27 Financial Data Schedule              attached

No reports on Form 8-K were filed during the year.


                                   SIGNATURES

In accordance with Section 13 or 15(D) of the Exchange Act the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PROTALEX, INC.


Date:  August 23, 2000               By:   John E. Doherty
                                           --------------------------
                                           John E. Doherty, President



       SIGNATURE                        TITLE                         DATE
-------------------------   ---------------------------------    ---------------

John E. Doherty
---------------
John E. Doherty             President and Director               August 23, 2000


Paul L. Mann
-------------------
Paul L. Mann, Ph.D.         Treasurer, Secretary and Director    August 23, 2000


John M. Aase
-----------------
Jon M. Aase, M.D.           Vice President and Director          August 23, 2000


Arthur D. Bankhurst
-------------------------
Arthur D. Bankhurst, M.D.   Director                             August 23, 2000


James K. Strattman
------------------
James K. Strattman          Director                             August 23, 2000