Form 10QSB
period 2000-08-31
PROTALEX INC
filed 2000-10-13
CIK 1099215

Form 10-QSB

                    [As last amended in Release No. 33-7505,
                   effective January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from        N/A     to      N/A
                                               -----           -----
          Commission file number                     0-28385

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


    ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
   --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value 10,183,635 as of October 12, 2000

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   --------       --------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                 August 31, 2000


                                     ASSETS

CURRENT ASSETS
  Cash, including certificate of deposit ...........      $343,585
  Prepaid expense ..................................           500
                                                          --------

         Total current assets ......................                    $344,085

EQUIPMENT
  Lab equipment ....................................       129,922
  Office and computer equipment ....................        92,099
                                                          --------

                                                           222,021
  Less accumulated depreciation ....................        21,115       200,906
                                                          --------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $593 ...............        19,707        19,707
                                                          --------      --------







                                                                        $564,698
                                                                        ========

    The accompanying notes are an integral part of this financial statement.

                                   LIABILITIES

CURRENT LIABILITIES
  Professional fees payable .........................    $  17,491
  Payroll taxes payable .............................        1,837
  Interest payable ..................................        4,057
  Current maturities of long-term liabilities .......       22,764
  Related party advance and license fee payable .....       40,000
  Accrued compensation ..............................        5,120
                                                         ---------

         Total current liabilities ..................                  $  91,269

LONG-TERM LIABILITIES, less current maturities
  Note payable to individual ........................      185,330
  Equipment note payable ............................       64,367       249,697
                                                         ---------     ---------

         Total liabilities ..........................                    340,966

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 10,422,135 shares
    issued, 10,183,635 shares outstanding ...........
    238,500 shares in the treasury at
    -0- cost ........................................      965,891
  Common stock, contra ..............................     (368,547)
  Deficit accumulated during the
    development stage ...............................     (373,612)      223,732
                                                         ---------     ---------

                                                                       $ 564,698
                                                                       =========

   The accompanying notes are an integral part of this financial statement.
                                      -2-

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                     For the Three Month Period Ended August
                   31, 2000 and from Inception (September 17,
                          1999) through August 31, 2000


                                                                 From Inception
                                                Period Ended        Through
                                              August 31, 2000    August 31, 2000
                                              ---------------    ---------------

Interest income ..........................     $      3,863       $     14,531

Expenses
  Development ............................           71,958            195,448
  Professional fees ......................           20,892             98,412
  Administrative .........................           12,452             40,265
  Interest ...............................            6,319             32,310
  Depreciation and amortization ..........           15,164             21,707
                                               ------------       ------------

         NET LOSS ........................     $   (122,922)      $   (373,611)
                                               ============       ============

Loss per common share - Basic ............     $       (.01)      $       (.04)
                                               ============       ============

Loss per common share - Diluted ..........     $       (.01)      $       (.04)
                                               ============       ============

Shares used in per-share
  calculation - basic ....................       10,183,635          9,489,380
                                               ============       ============

Shares used in per-share
  calculation - diluted ..................       10,213,065          9,568,093
                                               ============       ============

   The accompanying notes are an integral part of this financial statement.
                                      -3-

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                     For the Three Month Period Ended August
                   31, 2000 and from Inception (September 17,
                          1999) through August 31, 2000

                                                                        From
                                                                      Inception
                                                       Period Ended    Through
                                                        August 31,    August 31,
                                                           2000         2000
                                                         ---------    ---------

Cash flows from operating activities
  Net loss ...........................................   $(122,922)   $(373,611)
  Adjustments to reconcile net loss to net
    cash used by operating activities
      Depreciation and amortization ..................      15,164       21,707
      Non cash expenses ..............................        --         16,644
      Decrease in interest receivable ................      10,669         --
      (Increase) in prepaid expense ..................        --           (500)
      Increase in payroll taxes payable ..............       1,061        1,836
      (Decrease) increase in interest payable ........      (3,705)       4,057
      Increase in professional fees payable ..........       9,709       17,490
      Increase in compensation payable ...............        --          5,120
      Increase in related party advance
       and licenses fee payable ......................        --         40,000
                                                         ---------    ---------
         Net cash used in operating activities .......     (90,024)    (267,257)
                                                         ---------    ---------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................        --        (20,000)
  Acquisition of equipment ...........................     (57,910)    (130,589)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................        --       (250,000)
  Reduction of note receivable from individual .......     118,547         --
  Issuance of note payable to individual .............        --        368,546
  Payment on note payable to individual ..............    (183,216)    (183,216)
  Payment on equipment note payable ..................      (4,299)      (4,299)
                                                         ---------    ---------
         Net cash used in investing activities .......    (126,878)    (219,558)
                                                         ---------    ---------

Cash flows from financing activities
  Proceeds from stock issuance .......................        --        830,400
                                                         ---------    ---------

         Net cash provided by financing activities ...        --        830,400
                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH ......................    (216,902)     343,585

Cash, beginning of period ............................     560,487         --
                                                         ---------    ---------
Cash, end of period ..................................   $ 343,585    $ 343,585
                                                         =========    =========

   The accompanying notes are an integral part of this financial statement.
                                      -4-

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED
                                   (Unaudited)

                    For the Three Month Period Ended August
                   31, 2000 and from Inception (September 17,
                          1999) through August 31, 2000


                                                                 From Inception
                                                 Period Ended       Through
                                               August 31, 2000   August 31, 2000
                                                -------------     -------------


Interest paid ................................  $      10,024     $      26,609
                                                =============     =============

Taxes paid ...................................  $        --       $        --
                                                =============     =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 ACTIVITIES


10,000 shares of company stock were issued
  as part of the cost of acquisition of the
  intellectual technology license at
  inception - value at $.03 per share ........  $        --       $         300
                                                =============     =============

100,000 shares of company stock were issued
  in exchange for legal services performed ...  $        --       $      15,000
                                                =============     =============

1,644 shares of company stock were issued
  in exchange for interest payable ...........  $        --       $       1,644
                                                =============     =============

Lab equipment was acquired through issuance
  of installment contract to seller ..........  $        --       $      91,430
                                                =============     =============

   The accompanying notes are an integral part of this financial statement.
                                      -5-

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

           From Inception (September 17, 1999) through August 31, 2000


NOTE A - NOTES TO INTERIM FINANCIAL STATEMENTS

    The interim financial data is unaudited, however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's May 31, 2000 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - GOING CONCERN UNCERTAINTY

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


NOTE C - LOSS PER COMMON SHARE

    Loss per common share is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share assumes the exercise of outstanding stock options.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           From Inception (September 17, 1999) through August 31, 2000


NOTE D - COMPARABLES

    The Company was incorporated on September 17, 1999. Therefore there are no comparable prior periods to present on the statement of operations and cash flows.


NOTE E - STOCK OPTIONS

    The Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $0.36 per share. The options are "stand alone" options. There is no Company stock option plan currently.

    The Company accounted for the options using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. $5,120 of compensation expense was recorded on the Company books at August 31, 2000 to reflect an estimated portion of the options awarded for past services of certain individuals and corporate associate. An additional $20,420 of compensation expense will be recorded in future periods ending April 28, 2002 to reflect an estimated portion of the options awarded for future services of the individuals and associate.

    An alternate method of accounting for stock options is the fair value method based on an accepted valuation model. Compensation cost would not be materially different if it was calculated using the fair value method.

ITEM 2 - PROTALEX INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS


The Company is a development stage enterprise. Its operating plan is to proceed with all necessary developmental efforts necessary to bring its bio-regulator technology to market.

The Company's principal activities presently consist of continued laboratory work on its bio-regulator technology and ongoing animal studies. In May of this year the Company completed its planned private placement of its common stock, raising approximately $640,000. The majority of these funds will go toward the Company's development efforts, both in the laboratory and through animal studies. Approximately one-third of these funds will go to the animal studies. Significantly less money will be spent on the in vitro or laboratory effort. Related to its overall pharmaceutical development, the Company has entered into an installment purchase agreement for an automated cell sorter. The remaining funds will go to professional services, the repayment of debt and a smaller part for computers and administration. Computer equipment totaling $49,427 was acquired during the three months ended August 31, 2000. The Company has averaged outlays of approximately $30,000 per month and estimates that after a private placement of approximately $350,000 in early November 2000 it will have cash reserves to fund operations for the next twelve months. The Company has spent approximately $195,000 on development efforts through August 31, 2000.

In the longer term, the Company will continue to need to raise substantially more capital. Based on the most recent discussions with FDA consultants and possible funding sources, the Company has revised this amount to be in the $15,000,000 to $20,000,000 range, which would probably take the form of a public offering of common stock. This financing would primarily be devoted to the Company's human clinical trials. The Company does not expect any revenues to be generated by operations during this period of time.

Management believes that even at this relatively early stage, the animal studies support the Company's earlier work and extend the application of the bio-regulator to a much more complex whole animal model. Alex LLC, the company that has licensed exclusively and in perpetuity its bio-regulator technology to the Company for the treatment of arthritis, will delay patent filings until after the first animal study concludes in late October or early November. Management agrees that this will allow for more comprehensive and defensible patent coverage, which in turn will result in a more valuable license for the Company.

Please refer to the Company's 10-KSB filing for its most recent year-end, May 31, 2000 (filed August 25, 2000) for more information on the Company's business concept, development stage status, intellectual technology and risk factors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


6.1      Index of Exhibits.

Exhibit
Number            Exhibit Name
------            ------------

27                Financial Data Schedule

6.2               Reports on Form 8-K.

None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROTALEX, INC.




DATE: October 13, 2000                          BY: John E. Doherty
      ----------------                              ---------------------------
                                                    John E. Doherty
                                                    President and Director,
                                                    Principal Financial Officer