Form 10QSB
period 2000-11-30
PROTALEX INC
filed 2001-01-10
CIK 1099215

Form 10-QSB

                    [As last amended in Release No. 33-7505,
                   effective January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000


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

                                 (505) 260-1726
                           (Issuer's telephone number)


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
Yes   X         No
    -------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock no Par Value 10,608,635 as of December 29, 2000

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   --------       --------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                November 30, 2000


                                     ASSETS

CURRENT ASSETS
  Cash ............................................     $ 169,981
  Prepaid expense .................................        39,594
                                                        ---------

         Total current assets .....................                    $ 209,575

EQUIPMENT
Lab equipment .....................................       105,819
Office and computer equipment .....................       129,588
                                                        ---------

                                                          235,407
  Less accumulated depreciation ...................       (40,130)       195,277
                                                        ---------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $1,101 ............                       19,199
                                                                       ---------






                                                                       $ 424,051
                                                                       =========

    The accompanying notes are an integral part of this financial statement.

                                   LIABILITIES

CURRENT LIABILITIES
  Payroll taxes payable ...........................     $     835
  Interest payable ................................         3,171
  Current maturities of long-term
    liabilities ...................................        28,384
  Related party advance and license
    fee payable ...................................        40,000
  Note payable to individual ......................       185,330
  Accrued compensation ............................         5,120
                                                        ---------

         Total current liabilities ................                    $ 262,840

LONG-TERM LIABILITIES, less current maturities
Equipment note payable ............................        52,145         52,145
                                                        ---------      ---------

         Total liabilities ........................                      314,985

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 10,447,135 shares
    issued, 10,208,635 shares outstanding .........
    238,500 shares in the treasury
    at -0- cost ...................................       990,891
  Common stock, contra ............................      (368,547)
  Deficit accumulated during the
    development stage .............................      (513,278)       109,066
                                                        ---------      ---------

                                                                       $ 424,051
                                                                       =========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

              For the Six Months Ended November 30, 2000 and Period
                   Ended November 30, 1999 and from Inception
                 (September 17, 1999) through November 30, 2000


                                                                 From Inception
                                Six Months Ended  Period ended      Through
                                  November 30,    November 30,    November 30,
                                      2000            1999            2000
                                  ------------    ------------    ------------

Interest income ...............   $      9,367    $      2,497    $     20,036

Expenses
  Research and development ....        179,381           3,717         304,556
  Administrative ..............         28,733           3,100          56,546
  Professional fees ...........         26,983          42,862         104,503
  Depreciation and amortization         23,959              84          28,818
  Interest ....................         12,900           7,762          38,891
  Salaries ....................           --             7,066            --
  Payroll taxes ...............           --               787            --
                                  ------------    ------------    ------------

         NET LOSS .............   $   (262,589)   $    (62,881)   $   (513,278)
                                  ============    ============    ============

Loss per common share - Basic .   $       (.03)   $       (.01)   $       (.06)
                                  ============    ============    ============

Loss per common share - Diluted   $       (.03)   $       (.01)   $       (.06)
                                  ============    ============    ============

Shares used in per share
  calculation - Basic .........     10,183,772       7,817,557       8,450,144
                                  ============    ============    ============

Shares used in per share
  Calculation - Diluted .......     10,213,202       7,846,987       8,479,574
                                  ============    ============    ============

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

              For the Six Months Ended November 30, 2000 and Period
                   Ended November 30, 1999 and from Inception
                 (September 17, 1999) through November 30, 2000

                                                                                          From
                                                        Six Months                      Inception
                                                           Ended        Period Ended     Through
                                                        November 30,    November 30,   November 30,
                                                           2000            1999           2000
                                                         ---------       ---------      ---------
Cash flows from operating activities
  Net loss ...........................................   $(262,589)      $ (62,881)     $(513,278)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................      34,687              84         41,230
      Non cash expenses ..............................        --              --           16,644
      Decrease (increase) in interest receivable .....      10,669          (2,497)          --
      (Increase) in prepaid expense ..................     (39,094)           --          (39,594)
      Increase in payroll taxes payable ..............          60             351            835
      (Decrease) increase in interest payable ........      (4,591)          7,762          3,171
      Increase (decrease) in professional fees payable      (7,782)         15,471           --
      Increase in compensation payable ...............        --              --            5,120
      Increase in related party advance
       and licenses fee payable ......................        --            40,000         40,000
                                                         ---------       ---------      ---------
         Net cash used in operating activities .......    (268,640)         (1,710)      (445,872)
                                                         ---------       ---------      ---------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................        --           (20,000)       (20,000)
  Acquisition of equipment ...........................     (71,296)        (15,528)      (143,976)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................        --         (250,000)      (250,000)
  Note receivable from individual ....................     118,547        (118,547)       368,546
  Issuance of note payable to individual .............        --           368,546           --
  Payment on note payable to individual ..............    (183,216)           --         (183,216)
  Payment on equipment note payable ..................     (10,901)           --          (10,901)
                                                         ---------       ---------      ---------
         Net cash used in investing activities .......    (146,866)        (35,529)      (239,547)
                                                         ---------       ---------      ---------

Cash flows from financing activities
  Proceeds from stock issuance .......................      25,000         120,000        855,400
                                                         ---------       ---------      ---------
         Net cash provided by financing activities ...      25,000         120,000        855,400
                                                         ---------       ---------      ---------

NET (DECREASE) INCREASE IN CASH ......................    (390,506)         82,761        169,981

Cash, beginning of period ............................     560,487            --             --
                                                         ---------       ---------     ---------

Cash, end of period ..................................   $ 169,981       $  82,761      $ 169,981
                                                         =========       =========      =========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED
                                   (Unaudited)

                For the Six Months Ended November 30, 2000 Period
                   Ended November 30, 1999 and from Inception
                 (September 17, 1999) through November 30, 2000

                                                                                           From
                                                         Six Months                      Inception
                                                          Ended         Period Ended      Through
                                                        November 30,    November 30,    November 30,
                                                           2000            1999            2000
                                                         ---------       ---------       ---------
Interest paid ........................................   $  16,636       $    --         $  33,221
                                                         =========       =========       =========

Taxes paid ...........................................   $    --         $    --         $    --
                                                         =========       =========       =========


              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were issued as
   part of the cost of acquisition of the
   intellectual technology license at
   inception - value at $.03 per share ...............   $    --         $     300       $     300
                                                         =========       =========       =========

100,000 shares of company stock were issued in
  exchange for legal services performed ..............   $    --         $    --         $  15,000
                                                         =========       =========       =========

1,644 shares of company stock were issued in
  exchange for interest payable ......................   $    --         $    --         $   1,644
                                                         =========       =========       =========

Lab equipment was acquired through issuance
  of installment contract to seller ..................   $    --         $    --         $  91,430
                                                         =========       =========       =========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2000


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


NOTE C - LOSS PER COMMON SHARE

    Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume the exercise of outstanding stock options.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2000


NOTE D - STOCK OPTIONS

    The Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $.36 per share. The options are "stand alone" options. There is no current Company stock option plan.

    The Company accounted for the options using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. $5,180 of compensation expense was recorded on the Company books at November 30, 2000 to reflect an estimated portion of the options awarded for past services of certain individuals and corporate associate. An additional $20,420 of compensation expense will be recorded in future periods ending April 28, 2002 to reflect an estimated portion of the options awarded for future services of the individuals and associate.

    An alternate method of accounting for stock options is the fair value method based on an accepted valuation model. Compensation cost would not be materially different if it was calculated using the fair value method.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The Company's unaudited financial statements for the quarter ended November 30, 2000 are included at exhibit 99 and incorporated herein by this reference.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF OPERATION.

The Company's principal activities continue to consist of laboratory work on its bioregulator technology and ongoing animal studies. In early November the Company completed its first animal study, involving treatment of a genetically defective strain of mice. Data analysis continues on this study, along with the Company's ongoing data analysis of its laboratory work. The Company believes the results to date from this study are quite positive, and are important milestones in moving toward the pharmaceutical regulatory progress.

The Company intends to raise additional funds for operational purposes before the end of the year. The purpose of this funding is: to allow for the next animal study to begin in January of 2001, to file the initial patents which will be supported by the recently concluded animal study, and to continue the Company's laboratory work. The size of this private placement will be approximately $500,000. The Company's expenditures run approximately $55,000 per month and, therefore, management believes no additional funding will be needed until late summer of 2001. The clear majority of all funds raised by the Company to date have gone towards developmental work on its proprietary compounds for the treatment of arthritis.

Regarding longer term financing, the Company is continuing to explore different possibilities. Although, management believes that funding in the range of $15,000,000 to $20,000,000 is required for full utilization of the bioregulator technology, the shorter term goal for funding as described in the Company's business plan is $5,000,000. As presently contemplated, this funding would come in three increments with the first $1,500,000 secured in the spring of 2001. The last increment is anticipated in the fall of 2002 consisting of $2,000,000.

Please refer to the Company's 10-KSB filing for its most recent year-end, May 31, 2000 (filed August 25, 2000) for more information on the Company's business concept, development stage status, intellectual technology and risk factors.

ITEM 6 - EXIBITS AND REPORTS ON FORM 8-K


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



PROTALEX, INC.




DATE:                                      BY: John E. Doherty
      --------------------------               ---------------------------
                                               John E. Doherty
                                               President and Director,
                                               Principal Financial Officer