Form 10QSB
period 2001-02-28
PROTALEX INC
filed 2001-04-13
CIK 1099215

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

                For the quarterly period ended February 28, 2001


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                    For the transition period from N/A to N/A
                         Commission file number 0-28385

                                 Protalex, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)


              New Mexico                               91-2003490
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock no Par Value 10,608,635 as of April 5, 2001.

Transitional Small Business Disclosure Format (check one):
Yes  [ ]         No  [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                February 28, 2001


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................     $ 372,569
  Prepaid expense ..............................        29,820
                                                     ---------

         Total current assets ..................                      $ 402,389

EQUIPMENT
  Lab equipment ................................       142,796
  Office and computer equipment ................       118,031
                                                     ---------

                                                       260,827
  Less accumulated depreciation ................       (57,820)         203,007
                                                     ---------
OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $1,354 .........                         18,946
                                                                      ---------


                                                                      $ 624,342
                                                                      =========

                                   LIABILITIES

CURRENT LIABILITIES
  Professional fees payable ......................   $   2,229
  Payroll and withholding taxes payable ..........       3,019
  Interest payable ...............................       3,121
  Current maturities of long-term liabilities ....      29,208
  Related party advance and license fee payable ..      40,000
  Note payable to individual .....................     142,830
  Accrued compensation ...........................       5,120
                                                     ---------

         Total current liabilities ...............                    $ 225,527

LONG-TERM LIABILITIES, less current maturities
  Equipment note payable .........................      44,526           44,526
                                                     ---------        ---------

         Total liabilities .......................                      270,053

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 10,847,135 shares
    issued, 10,608,635 shares outstanding.
    238,500 shares in the treasury at -0- cost      1,390,891
  Common stock, contra ........................      (368,547)
  Deficit accumulated during the
    development stage .........................      (668,055)          354,289
                                                     ---------        ---------

                                                                      $ 624,342
                                                                      =========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

 For the Nine Months Ended February 28, 2001 and Period Ended February 29, 2000
        and from Inception (September 17, 1999) through February 28, 2001


                                                                             From Inception
                                Nine Months Ended       Period ended            Through
                                  February 28,          February 29,          February 28,
                                      2001                  2000                  2001
                                  ------------          ------------          ------------

Interest income ...............   $     12,883          $      5,164          $     23,552
Expenses
  Research and development ....        303,137                62,560               428,312
  Administrative ..............         39,475                16,489                67,288
  Professional fees ...........         35,612                52,163               113,132
  Depreciation and amortization         33,610                 1,879                38,469
  Interest ....................         18,415                16,054                44,406
                                  ------------          ------------          ------------

         NET LOSS .............   $   (417,366)         $   (143,981)         $   (668,055)
                                  ============          ============          ============

Loss per common share - Basic .   $       (.04)         $       (.02)         $       (.08)
                                  ============          ============          ============

Loss per common share - Diluted   $       (.04)         $       (.02)         $       (.08)
                                  ============          ============          ============
Shares used in per share
  calculation - Basic .........     10,323,325             8,466,087             8,817,373
                                  ============          ============          ============
Shares used in per share
  Calculation - Diluted .......     10,352,755             8,495,517             8,846,803
                                  ============          ============          ============

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

 For the Nine Months Ended February 28, 2001 and Period Ended February 29, 2000
        and from Inception (September 17, 1999) through February 28, 2001

                                                                                            From Inception
                                                      Nine Months Ended     Period ended        Through
                                                         February 28,       February 29,      February 28,
                                                            2001               2000              2001
                                                         -----------        -----------       -----------

Cash flows from operating activities
  Net loss ...........................................   $  (417,366)       $  (143,981)      $  (668,055)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................        52,629              1,879            57,820
      Non cash expenses ..............................          --                 --              16,644
      Decrease (increase) in interest receivable .....        10,669             (5,164)             --
      (Increase) in prepaid expense ..................       (29,320)              --             (29,820)
      Increase in payroll taxes payable ..............         2,244              1,391             3,019
      (Decrease) increase in interest payable ........        (4,641)            16,054             3,121
      Increase (decrease) in professional fees payable        (5,553)            16,367             2,229
      Increase in compensation payable ...............          --                 --               5,120
      Increase in related party advance
       and licenses fee payable ......................          --               40,000            40,000
                                                         -----------        -----------       -----------
         Net cash used in operating activities .......      (391,338)           (73,454)         (569,922)
                                                         -----------        -----------       -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --              (20,000)          (20,000)
  Acquisition of equipment ...........................       (96,716)           (45,111)         (168,044)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --             (250,000)         (250,000)
  Note receivable from individual ....................       118,547           (118,547)             --
  Issuance of note payable to individual .............          --              368,546           368,546
  Payment on note payable to individual ..............      (225,716)              --            (225,716)
  Payment on equipment note payable ..................       (17,695)              --             (17,695)
                                                         -----------        -----------       -----------
         Net cash used in investing activities .......      (221,580)           (65,112)         (312,909)
                                                         -----------        -----------       -----------

Cash flows from financing activities
  Proceeds from stock issuance .......................       425,000            190,400         1,255,400
                                                         -----------        -----------       -----------
         Net cash provided by financing activities ...       425,000            190,400         1,255,400
                                                         -----------        -----------       -----------

NET (DECREASE) INCREASE IN CASH ......................      (187,918)            51,834           372,569

Cash and cash equivalents, beginning of period .......       560,487               --                --
                                                         -----------        -----------       -----------

Cash and cash equivalents, end of period .............   $   372,569        $    51,834       $   372,569
                                                         ===========        ===========       ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (Unaudited)

 For the Nine Months Ended February 28, 2001 and Period Ended February 29, 2000
        and from Inception (September 17, 1999) through February 28, 2001

                                                                                            From Inception
                                                      Nine Months Ended    Period ended         Through
                                                         February 28,      February 29,      February 28,
                                                            2001               2000               2001
                                                         -----------        -----------       -----------

Interest paid ........................................   $    19,320        $      --         $    41,285
                                                         ===========        ===========       ===========

Taxes paid ...........................................   $        50        $      --         $        50
                                                         ===========        ===========       ===========


                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were issued as
   part of the cost of acquisition of the
   intellectual technology license at inception
   - value at $.03 per share .........................   $      --          $       300       $       300
                                                         ===========        ===========       ===========

100,000 shares of company stock were issued in
  exchange for legal services performed ..............   $      --          $      --         $    15,000
                                                         ===========        ===========       ===========

1,644 shares of company stock were issued in
  exchange for interest payable ......................   $      --          $      --         $     1,644
                                                         ===========        ===========       ===========

Lab equipment was acquired through issuance
  of installment contract to seller ..................   $      --          $      --         $    91,430
                                                         ===========        ===========       ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          From Inception (September 17, 1999) through February 28, 2001


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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's May 31, 2000 Form 10-QSB. This quarterly report should be read in conjunction with such annual report.


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF OPERATION

    In December of 2000 the Company raised funds, through a private placement of its common stock, for general corporate purposes and outside contracting. Specifically with these funds the Company continues its animal studies, laboratory work, and intellectual property coverage. A clear majority of past and current funding is dedicated to these pursuits. The December round of funding was $400,000. The Company's expenditures have decreased slightly and management still believes the Company will have sufficient funds to meet needs into the fall or early winter of 2001. Also, in addition to ordinary operational expenses, the Company continues to acquire various pieces of laboratory equipment which are both needed now and will help in future product development.

    Animal studies and laboratory work continue to yield positive results. An acute arthritis animal model study was begun in late January of 2001. Early results should be available in April 2001. This study is usually an important step in the introduction of a new compound into clinical arthritis trials.

    The Company continues to explore different opportunities for its longer term funding. Management continues to believe that funds in the range of $15,000,000 to $20,000,000 are necessary for the full implementation of its bioregulator technology. Currently the Company is pursuing its previously stated near term goal of raising $5,000,000. The timetable for securing this nearer term financing remains at raising $1,500,000 in the spring of this year and an additional $1,500,000 at the end of the year. The remaining funds of approximately $2,000,000 would be required in the fall of 2002.

    Please refer to the Company's 10-KSB filing for its most recent year-end May 31, 2000 (filed August 25, 2000) for more information on the Company's business concept, development stage status, intellectual technology and risk factors.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                           PART II - OTHER INFORMATION


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


PROTALEX, INC.




DATE: April 12, 2001                       BY:  John E. Doherty
      ----------------------------              -------------------------------
                                                John E. Doherty
                                                President and Director,
                                                Principal Financial Officer