Form 10KSB
period 2001-05-31
PROTALEX INC
filed 2001-08-30
CIK 1099215

Form 10-KSB

               [As last amended in Release No. 33-7505, effective
                        January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended            May 31, 2001

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

State issuer's  revenues for its most recent fiscal year.               $12,228

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 10,608,635.

        Transitional Small Business Disclosure Format (check one):

  Yes  [ ]          No  [X]

ITEM I - DESCRIPTION OF BUSINESS


Overview

Protalex, Inc. (the "Company") is a development stage company engaged in the development and marketing of a new class of organic chemical molecules, called "bioregulators," for the treatment of rheumatoid arthritis ("RA") and other autoimmune diseases. The Company's business is an extension of over three decades of research by Dr. Paul Mann, an officer, director and shareholder of the Company.

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

The Company has since its inception focused primarily on the treatment of rheumatoid arthritis and pre-clinical animal studies of RA are now complete. The Company is now starting the process of filing an investigational new drug application with the food and drug administration (FDA) and has also begun planning full clinical trials.

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

Cell Senescence Studies. The life span of cells in culture can be extended by nearly 100% through the action of bioregulators. When senescence finally does take place, it affects all of the cells simultaneously, thus "rectangularizing" the usually gradual fall of the survival curve.

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

Inflammatory   Arthritis   Model.   The  Company's   bioregulator   altered  the
inflammatory process in mice induced with arthritis. This alteration was substantially different from a mere delaying of the onset of the disease.

Naturally Occurring Disease

Dogs and Cats With Spontaneous Tumors. Data continues to be collated on several dozen domestic dogs and cats that have been given the bioregulator treatment outline above for spontaneously occurring tumors of various types. Anecdotal reports have been received from veterinarians all over the country, indicating success with bioregulator treatment, but a controlled study with a consistent protocol is needed to validate this mode of therapy.

Genetic Autoimmune Model. In this mouse model the Company's bioregulators positively affected several disease processes.

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

The Company's decision to concentrate its efforts on RA, as opposed to other autoimmune diseases or cancers, is based upon two main considerations:

* Evidence from Dr. Mann's work that bioregulators strongly influence the immune system in ways that should produce beneficial effects in patients with RA;

* At this stage in the Company's development, the Company believes it is most appropriate to concentrate its efforts and resources on developing a treatment for a single, well defined, and serious disease for which adequate therapy currently is not available.

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

* TNF (Tumor Necrosis Factor) inhibitors, currently represented by Immunex Corporation's Enbrel-Registered Trademark;

* "Immunoadsorption Therapy,: now in limited use in Europe and the United States, entailing weekly sessions during which a patient's blood is separated and passed through a molecular filter; and

* Colloidal gold given by injection, a time-honored treatment but one with extreme variability of effect and an unknown mechanism of action.

In all, at least a dozen large and small pharmaceutical companies are active in this market, with Immunex Corporation and Pfizer, Inc. dominating the market as a result of their respective products, Enbrel-Registered Trademark and Celebrex-Registered Trademark. Despite intense media attention and enormous sales, the long-term efficacy of these compounds remains to be evaluated.

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

The Company continues ongoing research aimed at clarifying the biologic functions of bioregulators, establishing their safety and efficacy in treating induced arthritis in animals, and determining appropriate dosage and treatment protocols.

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

Business and Marketing Strategy

The Company has initiated private placements of stock to raise funds for completion of animal research, initiation of Phase I and Phase II human studies, and production and marketing of the Company's products on a commercial scale and has recently begun applying for patent coverage. Currently the Company estimates that it has enough cash to fund development activities and operations for the next 12 months.

The Company expects if it is granted all regulatory approvals, that its bioregulator products will be competitive throughout the global market. Therefore, the Company intends to enter into collaborative arrangements with larger strategic partners to market and sell the Company's products in the United States and in foreign markets. The Company expects that these partners will be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and clinical trials required to obtain regulatory approval. In return for such payments, the Company will grant these partners exclusive or semi-exclusive rights to market certain of its products in particular geographical regions.

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

The FDA approval process entails several steps. Initially, the Company must conduct pre-clinical trials. During pre-clinical trials, the Company must evaluate the safety and efficacy of its products through in vitro and in vivo laboratory animal testing. Subsequently the FDA will require, at a minimum, that the Company (i) prepare a pharmacological profile of the drug; (ii) determine the toxicity of the drug in at least two species of animals; and (iii) conduct short-term toxicity studies ranging from two weeks to three months, depending on the proposed clinical trials.

Upon successful completion of pre-clinical trials, the Company must submit an Investigational New Drug Application ("IND") to the FDA before it can begin human clinical trials. The purpose of the IND is to confirm pre-clinical research data.

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

However, the FDA approval process is among the most restrictive in the world and typically takes a longer time to complete than foreign regulatory approval. Research and development efforts and pre-clinical trial for the Company's first product for the treatment of RA are complete. The Company has started to apply to the FDA to secure its approval for limited safety testing of the Company's product in humans. Following the successful completion of limited safety and efficacy trials, the Company expects to conduct full-scale studies of safety and efficacy (NDA) in patients with advanced and intractable RA. This full-scale study will be supervised by Dr. Arthur Bankhurst, a renowned rheumatologist at the University of New Mexico, and should be completed in approximately two years. Dr. Bankhurst is a director and shareholder of the Company. Once the trials are finished, an application for FDA authorization to produce and market the product will be filed, with final approval estimated to take an additional six months.

Patents, Trademarks, and Proprietary Technology

The Company's success will depend on its ability to maintain its trade secrets and proprietary technology in the United States and in other countries, and on the Company to obtain patents for the bioregulatory technology. The Company is currently seeking patents for proteins for use as medications for human autoimmune disease. Patent protection will also be sought for the derivatives of proteins which can also be found in other bioregulators. The Company expects to submit its initial patent for proteins in the fall of 2001 and the additional patents shortly thereafter. In addition to patent protection, the Company intends to seek trademark protection for the term "bioregulator." The Company believes that this will assist in differentiating this new field of science from current biomodulator theory.

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

The Company Is Uncertain Whether Its Bioregulator Products Can Be Developed Successfully, And It May Have To Incur Additional Expenses If It Experiences Problems In Development. The Company does not know whether bioregulator products can be successfully developed for administration as human medications. The Company's failure to demonstrate the safety and/or efficacy of its bioregulator product, at the human trial stage, would necessitate potentially expensive and time-consuming additional research.

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

The Company May Not Be Able To Protect Or Maintain The Security Of Its Patents Or Other Proprietary Information. The Company intends to apply for, prosecute and maintain patents for this technology. Conceivably, the Company may be unsuccessful in obtaining patents and in avoiding infringements of patents granted to others. Even if patents are granted to the Company, the enforceability of patents issued to biotechnology and pharmaceutical firms is often highly uncertain, and existing law may not protect the Company's patents.

Without patent protection, it is unlikely that the Company could successfully market its bioregulator products. Lacking a proprietary advantage, the Company would be unable to prevent marketing of its biomodulator products by more well-established competitors who would be able to dominate the market. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting its patent rights in a suit against another party. See "Patents, Trademarks and Proprietary Technology."

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

The Company's Business Could Be Harmed By New Research Efforts and Product Development By The Company's Competitors, Most of Whom Have Greater Resources Than The Company. The Company is engaged in a sector of the economy characterized by extensive research efforts and rapid technological development. New drug discoveries are to be expected, including those directed at the disease the Company has targeted. A number of the Company's competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company. Such competitors may develop products that are more effective or less costly than any of the Company's current or future products and also may produce and market their products more successfully than the Company. Large-scale successful competition would reduce the Company's market share and profitability, and might jeopardize the Company's ability to stay in business. See "Competition."

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

Dependence upon Key Personnel; Management of Growth. The success of the Company's operations during the foreseeable future will depend largely upon the continued services of the following individuals: Mr. John Doherty, the Company's President, Dr. Paul Mann, the Company's Treasurer and Secretary. The loss of the services of Mr. Doherty or Dr. Mann could have a material adverse impact on the Company. Mr. Doherty or Dr. Mann have not entered into employment agreements with the Company.

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

Control By Principal Shareholders. As of May 31, 2001, each of Mr. Doherty and Dr. Mann beneficially owned approximately 28% of the outstanding shares of the Company's common stock. Mr. Doherty and Dr. Mann collectively have the ability to control the election of all of the members of the Company's Board of Directors and the outcome of corporate actions requiring majority shareholder approval. Even as to corporate actions in which super-majority shareholder approval may be required such as fundamental corporate transactions, Mr. Doherty and Dr. Mann will collectively control the outcome of such actions.

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

Employees

The Company currently has two full-time employees and three part-time employees. The Company's employees are non-union and none are represented by an organized labor union. The Company believes its relationship with its employees is very good and it has never experienced an employee-related work stoppage. The Company will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute its business plan, carry out product development and secure advantages over its competitors. No assurances can be given that the Company will continue to be able to pay the higher salaries necessary to retain such skilled employees.

Additional Information

The Company intends to provide an annual report to its security holders, and to make quarterly reports available for inspection by its security holders. The annual report will include audited financial statements.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company's office and laboratory is located at 717 Encino NE, Suite 17, Albuquerque, New Mexico 87106. The Company leases this property pursuant to a three-year lease agreement.


ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2001.


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "PRTX". The common stock of Enerdyne prior to the reverse merger was traded on the OTC Bulletin Board under the symbol "ENDY".

The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices for the common stock of Enerdyne through November 15, 1999 and for Protolex, Inc. after that date. The Company's fiscal year-end is May 31. The quotations are taken from internet quotation sources. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                High    Low
                                                ----    ---
        Fiscal Year 1997
                First Quarter                   0.125   0.125
                Second Quarter                  0.125   0.125
                Third Quarter (1)                N/A     N/A
                Fourth Quarter                  0.125   0.125

        Fiscal Year 1998
                First Quarter (1)                N/A     N/A
                Second Quarter                  0.125   0.125
                Third Quarter                    N/A     N/A
                Fourth Quarter                  0.125   0.125

        Fiscal Year 1999
                First Quarter                   0.125   0.125
                Second Quarter (1)               N/A     N/A
                Third Quarter (1)               0.625   0.125
                Fourth Quarter                  1.5625  0.625

        Fiscal Year 2000
                First Quarter                   3.23    1.875
                Second Quarter                  3.937   2.062
                Third Quarter                   2.812   2.125
                Fourth Quarter                  3.187   1.950

(1) No trading activity occurred for the common stock of Enerdyne during the third quarter of fiscal year 1997, the first and third quarter and quarters of fiscal year 1998, and the second and third quarters of fiscal year 1999.

At May 31, 2001 the Company had 10,608,635 share of common stock outstanding, which were held by holders of record. The transfer agent for the Company's common stock is Standard Registrar & Transfer Agency, PO Box 1411, Albuquerque, NM 87191. The Company has nine market makers currently.

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

Subsequent to November 1999, at various dates from November 18 through January 12, 2000, the Company issued 459,444 shares of stock to various individuals all at $0.36 per share. From May 1, 2000 to May 27, The Company issued 641,644 shares of stock to various individuals all at $1.00 per share. The Company also issued 100,000 shares of restricted stock in exchange for legal services. In December of 2000 the Company issued 425,000 shares of restricted stock at $1 per share. The Company issued these shares in reliance on the "sophisticated investor" exemption and obtained signed subscription agreements attesting to financial net worth and investment experience of the stock purchasers.


ITEM 6 - PROTALEX INC. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS INCLUDING PLAN OF OPERATION

Protalex, Inc. ended its fiscal year by continuing with its animal studies and its general laboratory work. Early results of the Company's acute arthritis model study were encouraging. The Company intends to extend the treatment period of the animals beyond the usual two-week treatment period to verify whether the Company's drug continues to work well over longer periods of time. Work in the laboratory continued on schedule, further validating the Company's therapeutic approach. Based on laboratory results to date, the Company will continue research and begin the process of pursuing a physician sponsored investigational new drug application. Successful completion of this application would result in the Company making the important transition to treatment of humans.

The Company continues to pursue additional financing. In the near term the goal remains the same: to raise funds in the vicinity of $5,000,000 in order to continue all present operations, and necessary research and development. The Company's longer term funding goal also remains at the same level; $15,000,000 to $20,000,000 to fully implement the Company's Bioregulator technology.

As of August 6th, 2001 Protalex, Inc. has been engaged in a private placement. As of August 24th approximately $950,000 has been escrowed and the minimum funding level has been achieved. The escrow will remain open for approximately ten additional days as more funds may be received. The maximum capital that can be escrowed under the placement agreement is $1,125,000. Final funding from the private placement together with current resources will fund operations and necessary research and development for the next 12 months. In connection with this funding and future funding efforts, an affiliated company Alex, LLC, has decided to transfer all intellectual property rights, interests and application of bioregulator technology to the Company so that the Company directly owns them. This transfer is in process and all necessary actions will be completed shortly. As noted above, the Company's laboratory work continues to support this intellectual property base. The Company has acquired and will continue to acquire laboratory equipment. These acquisitions will help to keep down the high cost associated with frequent third party contracting, and speed the process of learning more about various aspects of the Company's core technology. The Company has started the process of patent applications in early July. It expects to file its first patent in the fall of 2001.

Please refer to the Company's 10-SB filing (December 3, 1999) and amendments thereto for more information on the Company's technology and risk factors.

ITEM 7 - FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                           AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 PROTALEX, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                  May 31, 2001

                                C O N T E N T S


                                                                Page

REPORT OF INDEPENDENT CERTIFIED
  PUBLIC ACCOUNTANTS                                             1

FINANCIAL STATEMENTS

        BALANCE SHEET                                            2

        STATEMENT OF OPERATIONS                                  3

        STATEMENT OF STOCKHOLDERS' DEFICIT                       4

        STATEMENT OF CASH FLOWS                                5-6

NOTES TO FINANCIAL STATEMENTS                                 7-13

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Protalex, Inc.


We have audited the accompanying balance sheet of Protalex, Inc. (a New Mexico corporation in the development stage) as of May 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the period from September 17, 1999 (inception) through May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2001, and the results of its operations and its cash flows for the period from September 17, 1999 through May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


                                                 Atkinson & Co., Ltd.

Albuquerque, New Mexico
August 11, 2001
  (except for note J-3 as to
  which the date is August 24, 2001)

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEET

                                  May 31, 2001


                                     ASSETS

CURRENT ASSETS
  Cash ............................................   $   212,254
  Prepaid expense .................................        17,141
                                                      -----------
         Total current assets .....................                  $   229,395

EQUIPMENT
  Lab equipment ...................................       174,727
  Office and computer equipment ...................       128,149
  Furniture & fixtures ............................        15,495
  Leasehold improvements ..........................        10,590
                                                      -----------
                                                          328,961
  Less accumulated depreciation ...................        83,916        245,045
                                                      -----------
OTHER ASSETS
   Intellectual technology license, net of
    accumulated amortization of $1,608 ............                       18,692
                                                                     -----------

                                                                     $   493,132
                                                                     ===========


                                  LIABILITIES

CURRENT LIABILITIES
  Professional fees payable .......................   $       192
  Payroll taxes payable ...........................         4,652
  Interest payable ................................         3,004
  Current maturities of long-term liabilities .....       172,886
  Accrued compensation ............................        17,922
                                                      -----------
         Total current liabilities ................                  $   198,656

LONG-TERM LIABILITIES, less current maturities
  Equipment note payable ..........................                       36,687
                                                                     -----------
         Total liabilities ........................                      235,343

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 10,847,135 shares
    issued, 10,608,635 shares outstanding .........
    238,500 shares in the treasury at -0- cost ....     1,390,891
  Common stock, contra ............................      (368,547)
  Additional paid in capital ......................        40,000
  Deficit accumulated during the development stage       (804,555)       257,789
                                                      -----------    -----------

                                                                     $   493,132
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF OPERATIONS

            From Inception (September 17, 1999) through May 31, 2001


                                                                       From
                                                                     Inception
                                       Year Ended     Year Ended      Through
                                      May 31, 2001   May 31, 2000   May 31, 2001
                                      ------------   ------------   ------------

Interest income ...................    $  12,228      $  10,669      $  22,897

Expenses
  Research and development ........      452,102        123,491        575,593
  Professional fees ...............       36,859         77,520        114,379
  Administrative ..................       42,223         27,813         70,036
  Interest ........................       23,649         25,991         49,640
  Depreciation and amortization ...       11,261          6,543         17,804
                                       ---------      ---------      ---------

         NET LOSS .................    $(553,866)     $(250,689)     $(804,555)
                                       =========      =========      =========

Loss per common share - Basic .....    $    (.05)     $    (.03)     $    (.08)
                                       =========      =========      =========

Loss per common share - Diluted ...    $    (.05)     $    (.03)     $    (.08)
                                       =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

            From Inception (September 17, 1999) through May 31, 2001

                                                                                                Deficit
                                                                                              Accumulated
                                         Common Stock         Additional       Common         In The
                                  -------------------------     Paid in        Stock-       Development
                                     Shares        Amount       Capital        Contra          Stage          Total
                                  -----------   -----------   -----------    -----------    -----------    -----------
September 17, 1999 -- initial
  issuance of 10,000 shares
  for intellectual technology
  license at $.03 per share ...        10,000   $       300   $      --      $      --      $      --      $       300

September 30, 1999 -- cost of
  public shell acquisition over
  net assets acquired to be
  accounted for as a
  recapitalization ............          --            --            --         (250,000)          --         (250,000)

October 27, 1999 -- issuance of
  84 shares to individual for
  $25,000 .....................            84        25,000          --             --             --           25,000

November 15, 1999 -- reverse
  merger transaction with
  Enerdyne Corporation, net
  transaction amounts .........     8,972,463       118,547          --         (118,547)          --             --

November 15, 1999 -- treasury
  shares - Enerdyne  $-0- cost        238,500          --            --             --             --             --

November 18, 1999 - February
  7, 2000 -- issuance of
  459,444 shares to various
  investors at $0.36 per share        459,444       165,400          --             --             --          165,400

January 1, 2000 -- issuance of
  100,000 shares in exchange
  for legal services ..........       100,000        15,000          --             --             --           15,000

May 1 - 27, 2000 -- issuance
  of 640,000 shares to various
  investors at $1.00 per share        640,000       640,000          --             --             --          640,000

May 27, 2000 -- issuance of
  1,644 shares to individual
  in exchange for interest due          1,644         1,644          --             --             --            1,644

December 7, 2000 -- issuance
  of 425,000 shares to various
  investors at $1.00 per share        425,000       425,000          --             --             --          425,000

Additional paid in capital ....          --            --          40,000           --             --           40,000

Net loss from prior periods ...          --            --            --             --         (250,689)      (250,689)

Net loss for the year .........          --            --            --             --         (553,866)      (553,866)
                                  -----------   -----------   -----------    -----------    -----------    -----------

                                   10,847,135   $ 1,390,891   $    40,000    $  (368,547)   $  (804,555)   $   257,789
                                  ===========   ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF CASH FLOWS

        Periods from Inception (September 17, 1999) through May 31, 2001

                                                                                      From Inception
                                                          Year Ended     Year Ended      Through
                                                         May 31, 2001   May 31, 2000   May 31, 2001
                                                         -----------    -----------    -----------
Cash flows from operating activities
  Net loss ...........................................   $  (553,866)   $  (250,689)   $  (804,555)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................        78,980          6,543         85,523
      Non cash expenses ..............................          --           16,644         16,644
      (Increase) decrease in interest receivable .....        10,669        (10,669)          --
      (Increase) in prepaid expense ..................       (16,641)          (500)       (17,141)
      Increase in payroll taxes payable ..............         3,877            775          4,652
      Increase (decrease) in interest payable ........        (4,758)         7,762          3,004
      Increase (decrease) in professional fees payable        (7,592)         7,782            190
      Increase in compensation payable ...............        12,804          5,120         17,924
      Decrease in installment purchase payable .......       (24,687)          --          (24,687)
      Increase (decrease) in related party advance
       and licenses fee payable ......................       (40,000)        40,000           --
                                                         -----------    -----------    -----------

         Net cash used in operating activities .......      (541,214)      (177,232)      (718,446)
                                                         -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --          (20,000)       (20,000)
  Acquisition of equipment ...........................      (164,849)       (72,680)      (237,529)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --         (250,000)      (250,000)
  Note receivable from individual ....................       118,547       (118,547)          --
  Issuance of note payable to individual .............          --          368,546        368,546
                                                         -----------    -----------    -----------

         Net cash used in investing activities .......       (46,302)       (92,681)      (138,983)
                                                         -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from stock issuance .......................       425,000        830,400      1,255,400
  Additional paid-in-capital .........................        40,000           --           40,000
  Principal payment on note payable individual .......      (225,717)          --         (225,717)
                                                         -----------    -----------    -----------

         Net cash provided by financing activities ...       239,283        830,400      1,069,683
                                                         -----------    -----------    -----------

NET INCREASE IN CASH .................................      (348,233)       560,487        212,254

Cash, beginning of period ............................       560,487           --             --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $   212,254    $   560,487    $   212,254
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED

        Periods from Inception (September 17, 1999) through May 31, 2001

                                                                                    From Inception
                                                 Period Ended      Period Ended        Through
                                                 May 31, 2001      May 31, 2000      May 31, 2001

Interest paid ..............................   $        28,407   $        16,585   $        44,992
                                               ===============   ===============   ===============

Taxes paid .................................   $            50   $          --     $            50
                                               ===============   ===============   ===============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license
  at inception - value at $.03 per share ...   $          --     $           300   $           300
                                               ===============   ===============   ===============

100,000 shares of company stock were
  issued in exchange for legal services
  performed ................................   $          --     $        15,000   $        15,000
                                               ===============   ===============   ===============

1,644 shares of company stock were
  issued in exchange for interest payable ..   $          --     $         1,644   $         1,644
                                               ===============   ===============   ===============

Lab equipment was acquired through
  issuance of installment contract to seller   $          --     $        91,430   $        91,430
                                               ===============   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

            From Inception (September 17, 1999) through May 31, 2001


NOTE A - DESCRIPTION OF OPERATIONS AND DEVELOPMENT STAGE STATUS

Protalex, Inc. (the Company or Protalex) is a development stage enterprise incorporated on September 17, 1999 and based in Albuquerque, New Mexico. The Company was formed to take all necessary steps to fully develop and bring to commercial realization certain bioregular technology for the treatment of human diseases. The Company has no operating revenue.


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

2. Equipment, Depreciation and Amortization

Equipment is carried at cost. Depreciation has been provided by the Company in order to amortize the cost of equipment over their estimated useful lives. The Company uses the straight-line method for all classes of assets for book purposes. The technology license is amortized over a 20-year life on a straight-line basis depreciation and amortization expense is $78,980, $6,543 and $85,523 for the year ending May 31, 2001, May 31, 2000 and for inception through May 31, 2001, respectively. Certain depreciable amounts have been classified as R & D expense on the financial statements.

3. Estimates

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. (Loss) per Common Share

The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing (loss) to common shareholders by the weighted average number of common shares outstanding (9,663,509) for the period. Diluted loss per share includes the effects of options to purchase 40,000 shares of the Company's stock at $0.36 per share as if the options were exercised at the beginning of the period using the "Treasury Stock" method.

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


6. Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2001, the Company had no changes in equity which constitute components of other comprehensive income.

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

            From Inception (September 17, 1999) through May 31, 2001


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

The details of the reverse merger transaction are as follows:

                                                                            Merged
                                                                           Balance Sheet
                                Protalex,      Enerdyne     Transaction    at November
Account Description               Inc.       Corporation    Adjustments      16, 1999
-------------------           -----------    -----------    -----------    -----------
Cash ......................   $    23,531    $      --      $      --      $    23,531
Note receivable shareholder          --          118,547           --          118,547
License ...................        20,300           --             --           20,300
Investment in Enerdyne ....       368,546           --         (368,546)          --
Other current assets ......         8,212           --             --            8,212
Other current liabilities .       (17,555)          --             --          (17,555)
Accounts payable Alex .....       (40,000)          --             --          (40,000)
Note payable ..............      (368,546)          --             --         (368,546)
Common stock ..............       (25,300)      (833,459)       714,912       (143,847)
Additional paid in capital           --       (1,105,014)     1,105,014           --
Treasury stock ............          --          430,424       (430,424)          --
Accumulated deficit .......        30,812      1,389,502     (1,389,502)        30,812
Common stock - contra .....          --             --          368,546        368,546
                              -----------    -----------    -----------    -----------

                              $      --      $      --      $      --      $      --
                              ===========    ===========    ===========    ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2001


NOTE C - REVERSE MERGER - CONTINUED

Additional information in connection with stock amounts and number of shares issued is as follows:

                              Protalex, Inc.          Enerdyne Corporation
                              --------------          --------------------
                                                             Shares
                                                    ------------------------
Account Description        Shares        Amount     Outstanding    Treasury      Amount
-------------------      ----------    ----------   ----------    ----------   ----------
Common stock .........       10,084    $   25,300    1,578,907       238,500   $  833,459
822 to 1 stock
  recapitalization ...      (10,084)         --      8,289,048          --           --
Cancellation of shares
  formerly held by
  Protalex in Enerdyne         --            --       (885,408)         --           --
Increase to record net
  assets of Enerdyne .         --         118,547         --            --           --
Cancellation of common
  stock amounts for
  Enerdyne ...........         --            --           --            --       (833,459)
Name change to
  Protalex, Inc. .....         --            --           --            --           --
                         ----------    ----------   ----------    ----------   ----------
                               --      $  143,847    8,982,547       238,500         --
                         ==========    ==========   ==========    ==========   ==========

NOTE D - INTELLECTUAL TECHNOLOGY LICENSE

At year-end  the Company  has a  technology  license  agreement  with Alex,  LLC
(Alex), a New Mexico Limited Liability Company, for commercial rights to develop bioregulator type product(s). The Company issued 10,000 shares of Company stock as partial payment for the license at the formation of the Company. The Company recorded this nonmonetary transaction at a nominal amount (3 cents per share) based on the business risk of the development stage venture at inception. In addition, the Company agreed to pay a $20,000 license fee to Alex.

Effective July 5th and 6th, 2001 Dr. Paul Mann, individually and Alex, LLC, as a company, assigned all rights and interests in the bioregulator technology to the Company. See note J-2.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2001


NOTE E - INCOME TAXES

The Company has no taxable income and no income tax liability during the reported period of operation.

The net loss reported on the statement of operations ($553,866) as well as the net loss carried from 2000 ($250,689) is available to offset future taxable income. The net operating losses (NOL) expires in 15 years and 14 years, respectively if not utilized during that time. No deferred tax asset has been recorded for the NOL as an equivalent valuation allowance applies against it in recognition of the Company's uncertainty as a going concern.

The merger transaction of Enerdyne and Protalex will be tax-free under applicable provisions of the Internal Revenue Code. Under applicable federal tax statutes and regulations the NOLs available to Enerdyne and carried forward to the current year are lost as more than 50% beneficial ownership of Enerdyne changed hands on September 30, 1999.

NOTE F - RELATED PARTIES

Forgiveness of Advance and License Fees owing to Alex, LLC

Alex, LLC (Alex) is a New Mexico limited liability company and at year-end the majority owner of the Company's stock. Previously Alex advanced $20,000 to the Company's securities lawyers principally in connection with the Company's reverse merger transaction and owed a $20,000 intellectual technology license fee to Alex as discussed in note D.

Effective May 31, 2001, Alex, LLC forgave the $40,000 owed to it by the Company. The Company has recorded the debt forgiveness as an increase to additional paid in capital. No shares of Company stock were issued in the transaction.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2001


NOTE G - LONG-TERM DEBT

The Company has the following long-term debt at May 31, 2001:

9% note payable to an individual, due on
  or before September 7, 2001.  Interest
  payments are due in quarterly installments.
  Note is guaranteed by certain directors of
  Protalex, Inc.                                            $       142,830

11.5% installment purchase agreement, due
  in monthly installments of $3,015,
  including interest, through May 2003.
  The note is collateralized by equipment.                           66,743
                                                            ---------------
                                                                    209,573
Less current maturities                                             172,886
                                                            ---------------

Long-term debt, less current maturities                     $       36,687
                                                            ==============

Maturities of long-term debt for each of the years succeeding May 31, 2001 are as follows:

        Year
        ----

        2002                                                $      172,886
        2003                                                        33,700
        2004                                                         2,986
                                                            --------------

                                                            $      209,572
                                                            ==============

NOTE H - GOING CONCERN UNCERTAINTY

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

            From Inception (September 17, 1999) through May 31, 2001


NOTE I - STOCK OPTIONS

The Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $0.36 per share. The options are "stand alone" options. There is no Company stock option plan currently.

The Company accounted for the options using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. $17,920 of compensation expense was recorded on the Company books at May 31, 2001 to reflect an estimated portion of the options awarded for past services of certain individuals and corporate associate. An additional $7,680 of compensation expense will be recorded in future periods ending April 28, 2002 to reflect an estimated portion of the options awarded for future services of the individuals and associate.

An alternate method of accounting for stock options is the fair value method based on an accepted valuation model. Compensation cost would not be materially different if it was calculated using the fair value method.


NOTE J - SUBSEQUENT EVENTS

1. On July 5 and 6, 2001, Dr. Paul Mann and Alex, LLC, respectively assigned all rights and interest, individually and organizationally to the bioregulator intellectual technology to Protalex, Inc. Protalex now directly owns the subject technology.

2. On July 17, 2001, a shareholder group contributed funds that allowed the Company to pay off its note payable to an individual in the amount of $142,830 plus interest no shares or notes payable were issued to the transaction. The Company will record additional paid-in capital to reflect the contributed funds and debt pay off.

3. As of August 6, 2001 Protalex, Inc. has been engaged in a private placement. As of August 24, 2001, approximately $950,000 has been escrowed and the minimum funding level has been achieved. The escrow will remain open for approximately ten additional days as more funds may be received. The maximum capital that can be escrowed under the placement agreement is $1,125,000.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any changes in or disagreements with its accountants since inception.


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth-certain information with respect to the Company's directors and executive officers

             Name                Age                  Position
   ------------------------      ---         ---------------------------------

   John E. Doherty               47          President and Director

   Paul L. Mann, Ph.D.           56          Treasurer, Secretary and Director

   Jon M. Aase, M.D.             65          Vice President and Director

   Arthur D. Bankhurst, M.D.     64          Director

   James K. Strattman            42          Director


JOHN E. DOHERTY - Mr. Doherty has served as President and a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. From 1976 to 1994, Mr. Doherty was a vice president and principal of Doherty & Co., an investment banking firm. During this time he was involved in the early and later stage financing of companies such as Thoratec Laboratories, SeraCare, Inc. and Excalibur Technologies. Mr. Doherty attended Tufts University in Boston, Massachusetts. From 1994 to the present, Mr. Doherty has been a private investor, and over the last year and a half was involved with the early stage development of Protalex.

PAUL L. MANN, PH.D. - Dr. Mann has served as Treasurer, Secretary and Director of Enerdyne since August 1999. From October to November 1999, Dr. Mann was Treasurer, Secretary and Director of Protalex. Dr. Mann is the inventor of bioregulator therapy. His research into the biology and function of bioregulator compounds spans a period of 20 years, resulting in more than three dozen publications on these topics. Dr. Mann is a principal inventor on nine US patents. He received his Ph.D. at the University of Toronto. Subsequently he served as an Inserm Fellow at the Centre Haeyem/Pasteur Institute in Paris, the Fogarty International Fellow at the National Institutes of Health in Bethesda, Maryland and as an Oncology Fellow at Johns Hopkins University School of Medicine in Baltimore. In 1981 he joined the faculty at the University of New Mexico School of Medicine in Albuquerque, where he now holds the rank of Associate Professor in the College of Pharmacy and in the Department of Family Practice.

JON M. AASE, M.D. - Dr. Aase has served as Vice President and a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. Dr. Aase graduated from Pomona College in Claremont, California and received his medical degree from Yale University in New Haven, Connecticut. After a pediatric internship at the University of Minnesota and residency at the University of Washington, he spent two years studying the native population of Alaska as a fellow of the National Institute of Child
Health and Human Development. He then returned to Seattle for a two-year fellowship in dysmorphology (the study of birth defects) with Dr. David W. Smith. In 1974, Dr. Aase joined the faculty of the University of New Mexico School of Medicine, where he served as chief of the dysmorphology division for 16 years. His bibliography contains more than 40 published articles and a textbook Diagnostic Dysmorphology (Plenum, New York, 1990). Dr. Aase is now a Clinical Professor of Pediatrics at the University of New Mexico. Dr. Aase is the brother-in-law of Mr. Doherty.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of May 31, 2001, (i) by each person who is known by the Company to own beneficially more than 5% of its common stock, (ii) by each of the Company's directors, and (iii) by all of the Company's officers and directors as a group. Except as provided below, each person's address is c/o Protalex, Inc. P.O. Box 30952, Albuquerque, New Mexico 87190.


 Name and Address of             Amount and Nature              Percentage of
 Beneficial Owner                of Beneficial Owner              Class (1)
 -------------------             -------------------            -------------

 John E. Doherty                     3,062,660                     28.8695

 Paul L. Mann                        2,937,660                     27.6912

 John M. Aase                          276,192                      2.6035

 Arthur D. Bankhurst                   276,192                      2.6035

 James K. Strattman                    464,878                      4.3525
                                     ---------                     -------

                                     7,017,582                     66.1202
                                     =========                     =======

(1) Based on a total of 10,608,635 outstanding shares of the Company's common stock.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the end of fiscal year ending ("FYE") May 31, 2000 Alex, LLC, a New Mexico Limited Liability Company owned approximately 65% of the Company's outstanding common stock. Alex, LLC distributed all its shares to its two Members, John E. Doherty and Paul L. Mann, during FYE May 31, 2001. John E. Doherty is President of the Company and Paul L. Mann is the Company's Treasurer and Secretary. John
E. Doherty and Paul L. Mann are also Directors of the Company. Mr. Doherty and Mr. Mann own 57% of the Company's common stock at May 31, 2001.

At the end of FYE May 31, 2001 the bioregulator technology which the Company intends to develop and bring to market was licensed by the Company form Alex pursuant to a Technology License Agreement. Under the Technology License Agreement the Company had the right to use the bioregulator technology to research, design, develop, market and sell products which incorporate the bioregulator technology and which are used for the therapeutic treatment of rheumatoid arthritis and other forms of arthritis.

Following FYE May 31, 2001 (July 5, 2001) Alex has assigned all its rights to the Company of any application of bioregulation to any human disease process and/or treatment which assignment includes all rights previously licensed under the above referenced Technology License Agreement. Paul L. Mann has also assigned all his rights on July 6, 2001 to the Company.

Moreover, as of May 31, 2001 Alex has forgiven all debts owned Alex by the Company including a debt of $40,000.00

Alex is in the process of dissolution.

On July 17, 2001 a shareholder group contributed funds that allowed the Company to pay off its note payable to an individual in the amount of $142,830 plus interest. No shares or notes payable to shareholders were issued in the transaction. The Company will record additional paid-in capital to reflect the contributed funds and debt pay-off.


ITEM 13 - INDEX TO EXHIBITS

2.1     Stock Purchase Agreement                Incorporated by reference,
        among Protalex, Inc.,                   to the Company's 10-SB filing
        Don Hanosh and Enerdyne                 December 3, 1999
        Corporation

2.2     Merger Agreement and Plan               Incorporated by reference,
        of Re-organization                      to the Company's 10-SB
        between Protalex, Inc.                  filing December 3, 1999
        and Enerdyne Corporation


3.1     Articles of Incorporation,              Incorporated by reference,
        as amended                              to the Company's 10-SB filing
                                                December 3, 1999

3.2     Bylaws, as amended                      Incorporated by reference,
                                                to the Company's 10-SB filing
                                                December 3, 1999

10.1    Promissory Note in favor                Incorporated by reference,
        of Don Hanosh                           to the Company's 10-SB filing
                                                December 3, 1999

10.2    Continuing and Unconditional            Incorporated by reference,
        Guaranty executed  by                   to the Company's 10-SB filing
        John E. Doherty                         December 3, 1999

10.3    Continuing and Unconditional            Incorporated by reference,
        Guaranty executed  by                   to the Company's 10-SB filing
        James K. Strattman                      December 3, 1999

10.5    Form of Confidential                    Incorporated by reference,
        Disclosure Agreement                    to the Company's 10-SB filing
                                                December 3, 1999

No reports on Form 8-K were filed during the year.

                                   SIGNATURES


In accordance with Section 13 or 15(D) of the Exchange Act the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROTALEX, INC.


Date:  August 27, 2000                  By:     John E. Doherty
                                                --------------------------
                                                John E. Doherty, President



       SIGNATURE                        TITLE                        DATE


  John E. Doherty
  ---------------
  John E. Doherty         President and Director                August 27, 2000


Paul L. Mann
-------------------
Paul L. Mann, Ph.D.         Treasurer, Secretary and Director    August 27, 2000


John M. Aase
-----------------
Jon M. Aase, M.D.           Vice President and Director          August 27, 2000


Arthur D. Bankhurst
-----------------------
Arthur D. Bankhurst, M.D.   Director                             August 27, 2000


James K. Strattman
------------------
James K. Strattman          Director                             August 27, 2000