Form 10QSB
period 2001-08-31
PROTALEX INC
filed 2001-10-12
CIK 1099215

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

                 For the quarterly period ended August 31, 2001


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                    For the transition period from N/A to N/A
                              ----------- ---------
                         Commission file number 0-28385

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
Yes   X         No
    -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock no Par Value 10,608,635 as of April 5, 2001.

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   -----           -----

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                 August 31, 2001


                                     ASSETS

CURRENT ASSETS
  Cash .............................................      $ 42,659
  Prepaid expense ..................................        20,289
                                                          --------

         Total current assets ......................                    $ 62,948

EQUIPMENT
  Lab equipment ....................................       175,401
  Office and computer equipment ....................       136,032
  Furniture & fixtures .............................        20,358
  Leasehold improvements ...........................        10,685
                                                          --------

                                                           342,476
  Less accumulated depreciation ....................       110,743       231,733
                                                          --------

OTHER ASSETS
   Intellectual technology license, net of
    accumulated amortization of $1,862 .............                      18,438
                                                                        --------



                                                                        $313,119
                                                                        ========





    The accompanying notes are an integral part of this financial statement.

                                   LIABILITIES


CURRENT LIABILITIES
  Professional fees payable .......................   $     3,195
  Payroll taxes payable ...........................         1,721
  Current maturities of long-term liabilities .....        30,929
  Accrued compensation ............................        19,840
                                                      -----------

         Total current liabilities ................                  $    55,685

LONG-TERM LIABILITIES, less current maturities
  Equipment note payable ..........................                       28,619
                                                                     -----------

         Total liabilities ........................                       84,304

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 10,847,135 shares
    issued, 10,608,635 shares outstanding .........
    238,500 shares in the treasury at -0- cost ....     1,390,891
  Common stock, contra ............................      (368,547)
  Additional paid in capital ......................       183,569
  Deficit accumulated during the development stage       (977,098)       228,815
                                                      -----------    -----------

                                                                     $   313,119
                                                                     ===========






   The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

           From Inception (September 17, 1999) through August 31, 2001


                                  Three Months    Three Months   From Inception
                                     Ended           Ended           Through
                                   August 31,      August 31,       August 31,
                                      2001            2000             2001
                                  ------------    ------------    ------------

Interest income ...............   $       --      $      3,863    $     22,897

Expenses
  Research and development ....        134,693          71,958         710,286
  Professional fees ...........         11,697          20,892         126,076
  Administrative ..............         17,190          12,452          87,226
  Interest ....................          4,561           6,319          54,201
  Depreciation and amortization          4,402          15,164          22,206
                                  ------------    ------------    ------------

         NET LOSS .............   $   (172,543)   $   (122,922)   $   (977,098)
                                  ============    ============    ============

Loss per common share - Basic .   $       (.02)   $       (.01)   $       (.10)
                                  ============    ============    ============

Loss per common share - Diluted   $       (.02)   $       (.01)   $       (.10)
                                  ============    ============    ============

Shares used in per-share
  calculation - basic .........   $ 10,608,635    $  9,489,380    $  9,663,509
                                  ============    ============    ============

Shares used in per-share
  calculation - diluted .......   $ 10,638,065    $  9,505,751    $  9,680,604
                                  ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

       Periods from Inception (September 17, 1999) through August 31, 2001

                                                             Three Months     Three Months     From Inception
                                                                Ended             Ended            Through
                                                           August 31, 2001   August 31, 2000   August 31, 2001
                                                           ---------------   ---------------   ---------------

Cash flows from operating activities
  Net loss ...............................................   $  (172,543)      $  (122,922)      $  (977,098)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ......................        27,082            15,164           112,605
      Non cash expenses ..................................            (4)             --              16,640
      (Increase) decrease in interest receivable .........          --              10,669              --
      (Increase) in prepaid expense ......................        (3,148)             --             (20,289)
      Increase in payroll taxes payable ..................        (2,931)            1,061             1,721
      Increase (decrease) in interest payable ............        (3,004)           (3,705)             --
      Increase (decrease) in professional fees payable ...         3,004             9,709             3,194
      Increase in compensation payable ...................         1,920              --              19,844
      Decrease in installment purchase payable ...........          --                --             (24,687)
      Increase (decrease) in related party advance
       and licenses fee payable ..........................          --                --                --
                                                             -----------       -----------       -----------

          Net cash used in operating activities ..........      (149,624)          (90,024)         (868,070)
                                                             -----------       -----------       -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ........................................          --                --             (20,000)
  Acquisition of equipment ...............................       (13,515)          (57,910)         (251,044)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ................................          --                --            (250,000)
  Note receivable from individual ........................          --             118,547              --
  Payment on equipment note payable ......................        (7,195)           (4,299)           (7,195)
                                                             -----------       -----------       -----------

          Net cash (used) provided in investing activities       (20,710)           56,338          (528,239)
                                                             -----------       -----------       -----------

Cash flows from financing activities
  Proceeds from stock issuance ...........................          --                --           1,255,400
  Additional paid-in-capital .............................       143,569              --             183,569
  Issuance of note payable to individual .................          --                --             368,546
  Principal payment on note payable individual ...........      (142,830)         (183,216)         (368,547)
                                                             -----------       -----------       -----------

          Net cash provided (used) by financing activities           739          (183,216)        1,438,968
                                                             -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH ..........................      (169,595)         (216,902)           42,659

Cash, beginning of period ................................       212,254           560,487              --
                                                             -----------       -----------       -----------

Cash, end of period ......................................   $    42,659       $   343,585       $    42,659
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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (Unaudited)

       Periods from Inception (September 17, 1999) through August 31, 2001

                                                            Three Months      Three Months     From Inception
                                                                Ended             Ended            Through
                                                           August 31, 2001   August 31, 2000   August 31, 2001
                                                           ---------------   ---------------   ---------------

Interest paid                                                $     4,561       $    10,024       $    49,553
                                                             ===========       ===========       ===========

Taxes paid                                                   $      --         $      --         $        50

                                                             ===========       ===========       ===========


                                     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license
  at inception - value at $.03 per share                     $      --         $      --         $       300
                                                             ===========       ===========       ===========

100,000 shares of company stock were
  issued in exchange for legal services
  performed                                                  $      --         $      --         $    15,000
                                                             ===========       ===========       ===========

1,644 shares of company stock were
  issued in exchange for interest payable                    $      --         $      --         $     1,644
                                                             ===========       ===========       ===========

Lab equipment was acquired through
  issuance of installment contract to seller                 $      --         $      --         $    91,430
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

           From Inception (September 17, 1999) through August 31, 2001


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


NOTE B - NOTES TO INTERIM FINANCIAL STATEMENTS

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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's May 31, 2001 Form 10-QSB. This quarterly report should be read in conjunction with such annual report.


NOTE C - GOING CONCERN UNCERTAINTY

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

           From Inception (September 17, 1999) through August 31, 2001


NOTE D - LOSS PER COMMON SHARE

    Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume the exercise of outstanding stock options.


NOTE E - SUBSEQUENT EVENTS

    As of August 6, 2001, Protalex, Inc. has been engaged in private placement. On September 7, 2001, the private placement was completed. 881,600 shares of common stock were issued to various investors at $1.25 per share. $1,102,000 was received by the Company for these shares.

ITEM 2 - PROTALEX INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS
         INCLUDING PLAN OF OPERATION

    Protalex, Inc. ended its fiscal year and started the first quarter of the new year by continuing with its animal studies and its general laboratory work. Results of the Company's acute arthritis model study were very encouraging. Work in the laboratory continued on schedule, further validating the Company's therapeutic approach. Based on laboratory results to date, the Company will continue research and begin the process of pursuing a physician sponsored investigational new drug application (IND). The IND application is expected to be submitted in the fall of 2001. Successful completion of this application would result in the Company making the important transition to treatment of humans.

    The Company continues to pursue additional financing. In the near term the goal remains the same; to raise funds in the vicinity of $5,000,000 in order to continue all present operations, and necessary research and development. The Company's longer term funding goal also remains at the same level; $15,000,000 to $20,000,000 to fully implement the Company's Bioregulator technology.

    During August 2001, Protalex, Inc. had been engaged in a private placement to raise a maximum $1,125,000. The private placement was successful and on September 7, 2001 the Company received funds approximating 1.1 million dollars and issued 881,600 of common shares at $1.25 per share. Funding from the private placement together with current resources will fund operations and necessary research and development for the next 12 months. In connection with this funding and future funding efforts, an affiliated company Alex, LLC, has decided to transfer all intellectual property rights, interests and application of bioregulator technology to the Company so that the Company directly owns them. This transfer is in process and all necessary actions will be completed shortly. As noted above, the Company's laboratory work continues to support this intellectual property base. The Company has acquired and will continue to acquire laboratory equipment. These acquisitions will help to keep down the high cost associated with frequent third party contracting, and speed the process of learning more about various aspects of the Company's core technology. The Company started the process of patent applications in early July. It expects to file its first patent in the fall of 2001.

    Please refer to the Company's 10-SB filing (December 3, 1999) and amendments thereto for more information on the Company's technology and risk factors.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


6.1      Index of Exhibits.

None

6.2           Reports on Form 8-K.

None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROTALEX, INC.




DATE: October 11, 2001                        BY: John E. Doherty
      ----------------                            ---------------------------
                                                  John E. Doherty
                                                  President and Director,
                                                  Principal Financial Officer