Form 10QSB
period 2001-11-30
PROTALEX INC
filed 2002-01-14
CIK 1099215

Form 10-QSB

               [As last amended in Release No. 33-7505, effective
                        January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended November 30, 2001


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

  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
    ------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common no Par Value 11,490,235 as of November 30, 2001.

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   --------       --------

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         PART I - FINANCIAL INFORMATION


ITEM 2 - PROTALEX INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS
              INCLUDING PLAN OF OPERATION

    The Company's principal activities consist of preparing for a Company sponsored investigational new drug (IND) application to be submitted to the FDA in March 2002 and continuing laboratory research and development on its bioregulator technology. Laboratory and animal work continue on schedule thus strengthening and extending the Company's therapeutic approach. The Company is planning a $1,000,000 private placement in March 2002 to assist in the transition to a Company sponsored IND and to continue to develop and complete a broader patent strategy. When completed, both developments will strengthen the Company's position in the marketplace.

    The Company continues to pursue additional financing in order to continue future operations and necessary research and development. The near term goal of approximately $5,000,000 remains the same. The Company's longer term funding goal also remains the same at $15,000,000 to $20,000,000 in order to fully implement the Company's Bioregulator technology.

    Protalex, Inc. successfully completed a private placement on September 7, 2001, receiving funds of $1,102,000 for 881,600 shares of common stock. Funding from the anticipated private placement together with current resources will fund operations and necessary research and development over the next 10 months. In connection with this anticipated funding and future funding efforts, an affiliated company Alex, LLC, has completed the transfer of all intellectual property rights, interests and application of bioregulator technology to the Company so that the Company directly owns them. As noted above, the Company's laboratory and animal work continue to support this intellectual property base. The Company has acquired and will continue to acquire laboratory equipment. These acquisitions will help to keep down the high cost associated with third party contracting, and speed the process of learning more about various aspects of the Company's core technology. The Company initiated the process of patent applications in early July and believes the planned private placement scheduled for March 2002, will allow them to advance a broader patent strategy.

    Please refer to the Company's 10-SB filing (December 3, 1999) and amendments thereto for more information on the Company's technology and risk factors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


6.1      Index of Exhibits.

Reg. S-B
Item 601
Number                     Exhibit Name

(99)     Unaudited Financial Statements for the Quarter Ended November 30, 2001.

6.2      Reports on Form 8-K.

None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROTALEX, INC.




DATE: January 14, 2002                    BY: John E. Doherty
      --------------------------              ---------------------------
                                              John E. Doherty
                                              President and Director,
                                              Principal Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Protalex, Inc.


We have reviewed the accompanying balance sheet of Protalex, Inc. (a New Mexico corporation in the development stage) as of November 30, 2001, and the related statements of operations for the three and six month periods ended November 30, 2001 and 2000 and the period from September 17, 1999 (inception) through November 30, 2001, and the statements of cash flows for the six month period ended November 30, 2001 and the period from September 17, 1999 (inception) through November 30, 2000, and the period from September 17, 1999 (inception) through November 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



                                                       Atkinson & Co., Ltd.

Albuquerque, New Mexico
January 10, 2002

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                November 30, 2001


                                     ASSETS

CURRENT ASSETS
  Cash ...........................................     $  876,325
  Prepaid expense ................................         10,923
                                                       ----------

          Total current assets ...................                    $  887,248

EQUIPMENT
  Lab equipment ..................................        175,376
  Office and computer equipment ..................        143,142
  Furniture and fixtures .........................         21,268
  Leasehold improvements .........................         10,685
                                                       ----------

                                                          350,471
Less accumulated depreciation ....................        138,485        211,986
                                                       ----------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $2,115 ...........         18,185
                                                       ----------





                                                                      $1,117,419
                                                                      ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Professional fees payable .......................   $     7,862
  Payroll taxes payable ...........................           521
  Interest payable ................................         1,606
  Current maturities of long-term liabilities .....        39,229
  Accounts payable ................................         1,410
  Accrued compensation ............................        21,760
                                                      -----------

          Total current liabilities ...............   $    72,388

LONG-TERM LIABILITIES, less current maturities
  Equipment note payable ..........................        20,319
                                                      -----------

          Total liabilities .......................        92,707

STOCKHOLDERS' DEFICIT
  Common stock, no par value,
    authorized 40,000,000
    shares, 11,728,735  shares issued,
    11,490,235 shares outstanding. 238,500
    shares in the treasury at -0- cost ............     2,492,891
  Common stock, contra ............................      (368,547)
  Additional paid in capital ......................       183,569
  Deficit accumulated
    during the development stage ..................    (1,283,201)     1,024,712
                                                      -----------    -----------

                                                                     $ 1,117,419
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                 For the Three and Six Months Ended November 30,
                 2001 and 2000 and from Inception (September 17,
                         1999) through November 30, 2001

                                                                                                  From Inception
                                        Six Months Ended              Three Months Ended             Through
                                           November 30,                   November 30,             November 30,
                                       2001           2000            2001            2000             2001
                                  ------------    -------------   ------------    ------------    --------------
Interest income ...............   $      3,979    $      9,367    $      3,979    $      5,504    $       26,876

Expenses
  Research and development ....        366,850         179,381         232,157         107,423           942,443
  Administrative ..............         37,893          28,733          20,703          16,281           107,929
  Professional fees ...........         62,700          26,983          51,003           6,091           177,079
  Depreciation and amortization          9,015          23,959           4,613           8,795            26,819
  Interest ....................          6,167          12,900           1,606           6,581            55,807
                                  ------------    ------------    ------------    ------------    --------------

         NET LOSS .............   $   (478,646)   $   (262,589)   $   (306,103)   $   (139,667)   $   (1,283,201)
                                  ============    ============    ============    ============    ==============

Loss per common share - Basic .   $      (0.04)   $      (0.03)   $      (0.03)   $      (0.01)   $        (0.13)
                                  ============    ============    ============    ============    ==============

Loss per common share - Diluted   $      (0.04)   $      (0.03)   $      (0.03)   $      (0.01)   $        (0.13)
                                  ============    ============    ============    ============    ==============

Shares used in per share
  calculation - Basic .........     11,049,435      10,183,772      11,490,235      10,422,135         9,760,840
                                  ============    ============    ============    ============    ==============

Shares used in per share
  calculation - Diluted .......     11,059,435      10,213,202      11,500,235      10,432,135         9,881,181
                                  ============    ============    ============    ============    ==============

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

              For the Six Months Ended November 30, 2001 and Period
                   Ended November 30, 2000 and from Inception
                 (September 17, 1999) through November 30, 2001

                                                                                       From Inception
                                                      Six Months Ended   Period Ended     Through
                                                         November 30,    November 30,    November 30,
                                                            2001             2000           2001
                                                         -----------      -----------    -----------
Cash flows from operating activities
  Net loss ...........................................   $  (478,646)     $  (262,589)   $(1,283,201)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................        55,077           34,687        140,600
      Non cash expenses ..............................          --               --           16,640
      Decrease (increase) in interest receivable .....          --             10,669           --
      (Increase) in prepaid expense ..................         6,218          (39,094)       (10,923)
      Increase in payroll taxes payable ..............        (4,131)              60            522
      (Decrease) increase in interest payable ........        (1,398)          (4,591)         1,606
      Increase (decrease) in accounts and fees payable         9,080           (7,782)         9,271
      Increase in accrued compensation ...............         3,838             --           21,764
      Increase in related party advance
       and licenses fee payable ......................          --               --          (24,687)
                                                         -----------      -----------    -----------
          Net cash used in operating activities ......      (409,962)        (268,640)    (1,128,408)
                                                         -----------      -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --               --          (20,000)
  Acquisition of equipment ...........................       (21,511)         (71,296)      (259,039)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --               --         (250,000)
  Note receivable from individual ....................          --            118,547           --
  Issuance of note payable to individual .............          --               --          368,546
                                                         -----------      -----------    -----------
          Net cash used in investing activities ......       (21,511)          47,251       (160,493)
                                                         -----------      -----------    -----------

Cash flows from financing activities
  Payment on note payable to individual ..............      (142,830)        (183,216)      (368,547)
  Payment on equipment note payable ..................        (7,195)         (10,901)        (7,195)
  Additional paid-in-capital .........................       143,569             --          183,569
  Proceeds from stock issuance .......................     1,102,000           25,000      2,357,400
                                                         -----------      -----------    -----------
          Net cash provided by financing activities ..     1,095,544         (169,117)     2,165,227
                                                         -----------      -----------    -----------

NET (DECREASE) INCREASE IN CASH ......................       664,071         (390,506)       876,326

Cash, beginning of period ............................       212,254          560,487           --
                                                         -----------      -----------    -----------

Cash, end of period ..................................   $   876,325      $   169,981    $   876,326
                                                         ===========      ===========    ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED
                                   (Unaudited)

              For the Six Months Ended November 30, 2001 and Period
                   Ended November 30, 2000 and from Inception
                 (September 17, 1999) through November 30, 2001


                                                                                                      From Inception
                                                                    Six Months Ended   Period Ended      Through
                                                                      November 30      November 30,    November 30,
                                                                           2001            2000            2001
                                                                      -------------   -------------   -------------

Interest paid .....................................................   $       7,565   $      16,636         $51,159
                                                                      =============   =============   =============

Taxes paid ........................................................   $        --     $        --     $          50
                                                                      =============   =============   =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


10,000 shares of company stock were issued
  as part of the cost of acquisition of
  the intellectual technology license at
  inception - value at $.03 per share .............................   $        --     $        --     $         300
                                                                      =============   =============   =============

100,000 shares of company stock were issued in
  exchange for legal services performed ...........................   $        --     $        --     $      15,000
                                                                      =============   =============   =============

1,644 shares of company stock were issued in
  exchange for interest payable ...................................   $        --     $        --     $       1,644
                                                                      =============   =============   =============

Lab equipment was acquired through issuance
  of installment contract to seller ...............................   $        --     $        --     $      91,430
                                                                      =============   =============   =============


    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2001


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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's May 31, 2001 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


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


NOTE C - LOSS PER COMMON SHARE

    Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume the exercise of outstanding stock options and warrants.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2001


NOTE D - STOCK OPTIONS

    The Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $0.36 per share. The options are "stand alone" options. There is no current Company stock option plan. In addition, the Company issued 185,200 warrants in connection with its private placement of 881,600 shares of common stock.

    The Company accounted for the options using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. $21,760 of compensation expense was recorded on the Company books at November 30, 2001 to reflect an estimated portion of the options awarded for past services of certain individuals and corporate associate. An additional $3,840 of compensation expense will be recorded in future periods ending April 28, 2002 to reflect an estimated portion of the options awarded for future services of the individuals and associate.

    An alternate method of accounting for stock options is the fair value method based on an accepted valuation model. Compensation cost would not be materially different if it was calculated using the fair value method.