Form 10QSB
period 2002-02-28
PROTALEX INC
filed 2002-04-12
CIK 1099215

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

                For the quarterly period ended February 28, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                    For the transition period from N/A to N/A
                                                   ---    ---
                       Commission file number 000 - 28385

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock no Par Value 11,490,235 as of April 5, 2002.

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   --------       --------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Protalex, Inc.


We have reviewed the accompanying balance sheet of Protalex, Inc. (a New Mexico corporation in the development stage) as of February 28, 2002, and the related statements of operations for the three and nine month periods ended February 28, 2002 and 2001 and the period from September 17, 1999 (inception) through February 28, 2002, and the statements of cash flows for the nine month period ended February 28, 2002 and the period from September 17, 1999 (inception) through February 28, 2002, and the period from September 17, 1999 (inception) through February 28, 2002. These financial statements are the responsibility of the Company's management.

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

Albuquerque, New Mexico
April 8, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                February 28, 2002


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......................     $ 523,452
  Prepaid expense .................................        14,196
                                                        ---------

         Total current assets .....................                   $ 537,648

EQUIPMENT
  Lab equipment ...................................       176,558
  Office and computer equipment ...................       152,536
  Furniture and fixtures ..........................        21,268
  Leasehold improvements ..........................        10,685
                                                        ---------

                                                          361,047
  Less accumulated depreciation ...................      (166,960)      194,087
                                                        ---------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $2,369 ............                      17,931
                                                                      ---------



                                                                      $ 749,666
                                                                      =========

                                   LIABILITIES

CURRENT LIABILITIES
  Payroll and withholding taxes payable ...........   $     2,726
  Current maturities of long-term liabilities .....        32,749
  Accounts payable ................................         1,154
  Accrued compensation ............................        23,680
                                                      -----------

         Total current liabilities ................   $    60,309

LONG-TERM LIABILITIES, less current maturities
  Equipment note payable ..........................        11,776        11,776
                                                      -----------   -----------

         Total liabilities ........................                      72,085

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
  40,000,000 shares, 11,728,735 shares issued,
  11,490,235 shares outstanding. 238,500
  shares in the treasury at -0- cost ..............     2,492,891
  Common stock, contra ............................      (368,546)
  Additional paid-in-capital ......................       183,569
  Deficit accumulated during the
  development stage ...............................    (1,630,333)      677,581
                                                      -----------   -----------

                                                                    $   749,666
                                                                    ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

         For the Three and Nine Months Ended February 28, 2002 and 2001 and from Inception (September 17, 1999) through February 28, 2002


                                                                                                From Inception
                                        Nine Months Ended             Three Months Ended            Through
                                           February 28,                    February 28,           February 28,
                                       2002           2001            2002            2001            2002
                                  -------------  -------------    ------------    ------------    ------------
Interest income ...............   $      6,430    $     12,883    $      2,451    $      3,516    $     29,327

Expenses
  Research and development ....        665,405         303,137         298,555         123,756       1,240,998
  Administrative ..............         75,358          39,475          37,465          10,742         145,394
  Professional fees ...........         72,638          35,612           9,938           8,629         187,017
  Depreciation and amortization         11,250          33,610           2,235           9,651          29,054
  Interest ....................          7,557          18,415           1,390           5,515          57,197
                                  ------------    ------------    ------------    ------------    ------------

         NET LOSS .............   $   (825,778)   $   (417,366)   $   (347,132)   $   (154,777)   $ (1,630,333)
                                  ============    ============    ============    ============    ============

Loss per common share - Basic .   $      (0.04)   $      (0.03)   $      (0.03)   $      (0.01)   $      (0.16)
                                  ============    ============    ============    ============    ============

Loss per common share - Diluted   $      (0.04)   $      (0.03)   $      (0.03)   $      (0.01)   $      (0.16)
                                  ============    ============    ============    ============    ============

Shares used in per share
  calculation - Basic .........     10,951,808      10,323,325      11,490,235      10,387,537      10,208,506
                                  ============    ============    ============    ============    ============

Shares used in per share
  calculation - Diluted .......     10,981,238      10,352,755      11,519,865      10,416,967      10,226,636
                                  ============    ============    ============    ============    ============

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 For the Nine Months Ended February 28, 2002 and
                 February 28, 2001 and from Inception (September
                       17, 1999) through February 28, 2002

                                                          Nine           Nine      From Inception
                                                      Months Ended   Months Ended     Through
                                                      February 28,   February 28,   February 28,
                                                          2002           2001           2002
                                                      -----------    -----------    -----------
Cash flows from operating activities
  Net loss ........................................   $  (825,778)   $  (417,366)   $(1,630,333)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ...............        83,804         52,629        169,329
      Non cash expenses ...........................          --             --             --
      Decrease (increase) in interest receivable ..          --           10,669         16,644
      Decrease (increase) in prepaid expense ......         2,873        (29,320)       (14,196)
      (Decrease) increase in payroll taxes payable         (1,926)         2,244          2,726
      Increase in accounts payable ................         1,226           --            1,154
      (Decrease) in interest payable ..............        (3,004)        (4,641)          --
      (Decrease) in professional fees payable .....          (190)        (5,553)          --
      Increase (decrease) in compensation payable .         5,758           --           23,680
                                                      -----------    -----------    -----------
          Net cash used in operating activities ...      (737,237)      (391,338)    (1,430,996)
                                                      -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion .................................          --             --          (20,000)
  Acquisition of equipment ........................       (32,086)       (96,716)      (269,615)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization .........................          --             --         (250,000)
  Note receivable from individual .................          --          118,547           --
                                                      -----------    -----------    -----------
          Net cash (used in) provided by
            investing activities ..................       (32,086)        21,831       (539,615)
                                                      -----------    -----------    -----------

Cash flows from financing activities
  Additional paid-in-capital ......................       143,569           --          183,569
  Proceeds from stock issuance ....................     1,102,000        425,000      2,357,400
  Payment on note payable to individual ...........      (142,830)      (225,716)      (368,546)
  Issuance of note payable to individual ..........          --             --          368,546
  Payment on equipment note payable ...............       (22,218)       (17,695)       (46,906)
                                                      -----------    -----------    -----------
          Net cash provided by financing activities     1,080,521        181,589      2,494,063
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................       311,198       (187,918)       523,452

Cash and cash equivalents, beginning of period ....       212,254        560,487           --
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of period ..........   $   523,452    $   372,569    $   523,452
                                                      ===========    ===========    ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 For the Nine Months Ended February 28, 2002 and
                 February 28, 2001 and from Inception (September
                       17, 1999) through February 28, 2002

                                                          Nine           Nine     From Inception
                                                       Months Ended  Months ended    Through
                                                       February 28,  February 28,  February 28,
                                                          2002           2000          2002
                                                       -----------    ----------    ----------
Interest paid ......................................   $    10,633    $   19,320    $   55,625
                                                       ===========    ==========    ==========

Taxes paid .........................................   $       --     $       50    $       50
                                                       ===========    ==========    ==========


              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license at
  inception - value at $.03 per share ..............   $       --     $      --     $      300
                                                       ===========    ==========    ==========

100,000 shares of company stock were
  issued in exchange for legal services
  performed ........................................   $       --     $      --     $   15,000
                                                       ===========    ==========    ==========

1,644 shares of company stock were
  issued in exchange for interest payable ..........   $       --     $      --     $    1,644
                                                       ===========    ==========    ==========

Lab equipment was acquired through
  issuance of installment contract to seller .......   $       --     $      --     $   91,430
                                                       ===========    ==========    ==========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          From Inception (September 17, 1999) through February 28, 2002


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF OPERATION

    The Company's principal activities consist of preparing for a Company sponsored investigational new drug (IND) application to be submitted to the FDA in May 2002 and continuing laboratory research and development on its bioregulator technology. Laboratory and animal work continue on schedule thus strengthening and extending the Company's therapeutic approach. The Company is planning a $1,500,000 private placement in May 2002 to assist in the completion of a Company sponsored IND and to continue to develop and execute a broader patent strategy. Both of these developments will strengthen the Company's position in the marketplace.

    The Company continues to pursue additional financing in order to continue future operations and necessary research and development. The near term goal of approximately $5,000,000 remains the same. The Company's longer term funding goal also remains the same at $15,000,000 to $20,000,000 in order to fully implement the Company's Bioregulator technology.

    Protalex, Inc. successfully completed a private placement on September 7, 2001, receiving funds of $1,102,000 for 881,600 shares of common stock. Funding from the May 2002 private placement together with current resources will fund operations and necessary research and development over the next 10 months. As noted above, the Company's laboratory and animal work continue to support its intellectual property base. In the meantime, the Company has acquired and will continue to acquire laboratory equipment. These acquisitions will help to keep down the high cost associated with third party contracting, and speed the process of learning more about various aspects of the Company's core technology. The Company initiated the process of patent applications in September 2001 and believes the planned private placement scheduled for May 2002, will allow it to advance a broader patent strategy.

    Please refer to the Company's 10-KSB filing (December 3, 1999) and amendments thereto for more information on the Company's technology and risk factors.

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



PROTALEX, INC.




DATE: April 12, 2000                 BY: John E. Doherty
      --------------                     ---------------------------
                                         John E. Doherty
                                         President and Director,
                                         Principal Financial Officer