Form 10KSB
period 2002-05-31
PROTALEX INC
filed 2002-08-30
CIK 1099215

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

        For the fiscal year ended            May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to

        Commission file number                 000-28385

                                 Protalex, Inc.
                 (Name of small business issuer in its charter)

           New Mexico                                  91-2003490
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

     717 Encino Pl. N.E. Suite 17                          Albuquerque, NM 87102
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                    (505) 260-1726

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

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $14,769,871 as of August 16, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,308,226 as of August 16, 2002

        Transitional Small Business Disclosure Format (check one):

 Yes       No    X

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

The Company has since its inception focused primarily on the treatment of rheumatoid arthritis (RA) and animal studies of RA are continuing. Additionally, the Company is now starting the process of filing an investigational new drug application with the Food and Drug Administration (FDA) and has also begun planning full clinical trials.

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

Nude Rats With Heterologous Tumors. Another rodent strain with immune deficiency, the nude rat, often is used in experiments involving transplantation of tumors from other animals, but persist in the nude rat because of their inability to mount a rejection response. Administration of bioregulators in tumor-bearing rats results in regression of the neoplasm in about two-thirds of the animals.

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

The Company's decision to concentrate its efforts on RA, as opposed to other autoimmune diseases or cancers, is based upon two main considerations:

  * Evidence that bioregulators strongly influence the immune system in ways that should produce beneficial effects in patients with RA;

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

Competition

In strictest terms, the Company has no direct competition in its field, since no other firms known to the Company have brought to market any therapeutic agents based upon bioregulator technology. However, the Company's products will compete with other pharmaceutical agents intended to treat RA. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the symptoms of RA and slow its progress. Available treatment options include:

  * Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the recently introduced COX-2 inhibitors;

  *  Immunosuppressive/antineoplastic    drugs,   including   azathioprine   and
     methotrexate;

  * TNF (Tumor Necrosis Factor) inhibitors, currently represented by Immunex Corporation's Enbrel-Registered Trademark;

  * "Immunoadsorption Therapy", now in limited use in Europe and the United States, entailing weekly sessions during which a patient's blood is separated and passed through a molecular filter; and

  * Colloidal gold given by injection, a time-honored treatment but one with extreme variability of effect and an unknown mechanism of action.

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

Reverse Merger

In September 1999, Protalex, Inc., a New Mexico corporation ("Protalex"), acquired a majority of the issued and outstanding shares of common stock of Enerdyne from Don Hanosh, pursuant to a Stock Purchase Agreement between
Protalex, Enerdyne and Mr. Hanosh. Under the Stock Purchase Agreement, in consideration for Mr. Hanosh's shares of common stock, Protalex executed a Promissory Note in the amount of $368,546.00 in favor of Mr. Hanosh, which has been paid in full.

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

Business and Marketing Strategy

The Company has initiated private placements of stock to raise funds for completion of animal research, initiation of Phase I and Phase II human studies, and production and marketing of the Company's products on a commercial scale and has recently filed its first patent. Currently the Company estimates that it has enough cash to fund development activities and operations for the next 10 months.

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

However, the FDA approval process is among the most restrictive in the world and typically takes a longer time to complete than foreign regulatory approval. Research and development efforts and pre-clinical trial for the Company's first product for the treatment of RA are complete. The Company has started to apply to the FDA to secure its approval for limited safety testing of the Company's product in humans. Following the successful completion of limited safety and efficacy trials, the Company expects to conduct full-scale studies of safety and efficacy (NDA) in patients with advanced and intractable RA. This full-scale study will be supervised by Dr. Arthur Bankhurst, a renowned rheumatologist, and should be completed in approximately two years. Dr. Bankhurst is a director and shareholder of the Company. Once the trials are finished, an application for FDA authorization to produce and market the product will be filed, with final approval estimated to take an additional six months.

Patents, Trademarks, and Proprietary Technology

The Company's success will depend on its ability to maintain its trade secrets and proprietary technology in the United States and in other countries, and on the Company to obtain patents for the bioregulatory technology. The Company is currently seeking patents for proteins for use as medications for human autoimmune disease. Patent protection will also be sought for the derivatives of proteins. The Company has filed an initial patent in April 2002 and will pursue additional patents as appropriate.

Risks Related To The Company's Business

This Registration Statement Contains Forward-Looking Statements Which May Differ From The Company's Actual Future Results. This registration statement contains forward-looking statements that involve substantial risks and uncertainties. These statements are identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Statements that contain these words should be read carefully because they discuss the Company's future expectations, contain projections of the Company's future results of operations or of the Company's financial condition, and state other "forward-looking" information. The Company believes it is important to communicate its expectations. However, there may be events in the future that the Company is not able to accurately predict which the Company has no control.

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

The Company Has A History Of Losses Since Its Merger With Enerdyne, And Will Continue To Incur Losses Until Its Sales Generate Sufficient Revenues. Since
Enerdyne Corporation's acquisition of Protalex, Inc. (which is more fully described in "Corporate History"), the Company has incurred significant losses. The Company expects to continue to incur net losses until sales of its bioregulator products generate sufficient revenues to fund its continuing operations.

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

Without patent protection, it is unlikely that the Company could successfully market its bioregulator products. Lacking a proprietary advantage, the Company would be unable to prevent marketing of its bioregulator products by more well-established competitors who would be able to dominate the market. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting its patent rights in a suit against another party. See "Patents, Trademarks and Proprietary Technology."

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

Dependence upon Key Personnel; Management of Growth. The success of the Company's operations during the foreseeable future will depend largely upon the continued services of the following individuals: Mr. John Doherty, the Company's President, Dr. Dennis Vik, the Company's Chief Scientist and Mr. Frederick Kuckuck a Company Vice President. The loss of the services of Mr. Doherty, Dr. Vik or Mr. Kuckuck could have a material adverse impact on the Company. Mr. Doherty Dr. Vik and Mr. Kuckuck have not entered into employment agreements with the Company.

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

Illiquidity of the Company's Public Shares; Potential Volatility of Stock Price. The market price of the shares of the Company's common stock is highly volatile, mainly due to the public market for the shares. Factors such as fluctuation the Company's operating results, the introduction of new products or services by the Company or its competitors, and general market conditions may also have a significant effect on the market price of the Company's common stock.

Need for Additional Funding. The Company believes that its available short-term assets and investment income will be sufficient to meets its operating expenses and capital expenditures for 10 months. The Company does not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain components of its business plan.

Employees

The Company currently has four full-time employees and one part-time employee. The Company's employees are non-union and none are represented by an organized labor union. The Company believes its relationship with its employees is very good and it has never experienced an employee-related work stoppage. The Company will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute its business plan, carry out product development and secure advantages over its competitors. No assurances can be given that the Company will continue to be able to pay the higher salaries necessary to retain such skilled employees.

Additional Information

The Company does not intend to provide an annual report to its security holders, or to prepare quarterly reports available for inspection by its security holders. Security holders are encouraged to visit the SEC website for the latest filings and information about the Company.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company's office and laboratory is located at 717 Encino NE, Suite 17, Albuquerque, New Mexico 87102. The Company leases this property pursuant to a three-year lease agreement.


ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings. The Company is not aware of threatened legal proceedings to which any person, officer, affiliate of Protalex or any owner of more than 5% of Protalex stock is an adverse party to or has a material interest adverse to Protalex.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year of the fiscal year ended May 31, 2002, except for the election of directors at the Company's annual shareholder meeting.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "PRTX".

The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices for the common stock of Protalex, Inc. for the last two years. The Company's fiscal year-end is May 31. The quotations are taken from Internet quotation sources. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                        High     Low
                                        ----     ---

        Fiscal Year 2000
                First Quarter           3.23    1.875
                Second Quarter          3.937   2.062
                Third Quarter           2.812   2.125
                Fourth Quarter          3.187   1.950

        Fiscal Year 2001
                First Quarter           2.85    1.47
                Second Quarter          3.40    2.00
                Third Quarter           3.60    2.35
                Fourth Quarter          3.18    2.60

At May 31, 2002 the Company had 11,490,035 shares of common stock outstanding, which were held by holders of record. The transfer agent for the Company's common stock is Standard Registrar & Transfer Agency, PO Box 14411, Albuquerque, NM 87111. The Company has nine market makers currently.

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

Subsequent to November 1999, at various dates from November 18 through January 12, 2000, the Company issued 459,444 shares of stock to various individuals all at $0.36 per share. From May 1 to May 27, 2000, the Company also issued 100,000 shares of restricted stock in exchange for legal services. In December of 2000, the Company issued 425,000 shares of restricted stock at $1 per share, in September of 2001, 881,600 shares of stock were issued at $1.25 per share and in July of 2002, 842,000 shares of stock and 842,000 warrants were issued at $1.50 a unit. The Company issued these shares in reliance on the "sophisticated investor" exemption and obtained signed subscription agreements attesting to financial net worth and investment experience of the stock purchasers. During the year and subsequent to May 31, 2002, the Company has issued stand-alone stock options to two directors and one employee in connection with their serving as directors and as an employee.


ITEM 6 - PROTALEX INC. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS INCLUDING PLAN OF OPERATION

The Company's principal activities consist of preparing for the Company sponsored investigational new drug (IND) application, which the Company hopes to submit in the last quarter of 2002 or the first quarter of 2003. The IND application process seeks, along with other considerations, the necessary approvals from the FDA to conduct human trials. Initial meetings between the Company and the FDA have occurred in this regard. Laboratory research and animal work continue, thus strengthening and extending the Company's therapeutic approach and increasing available laboratory data. The Company has added pharmaceutical expertise to its board of directors and has named Dennis Vik as Chief Scientific Officer for all intellectual property activities. Dr. Paul Mann has left the Company and has assigned all rights to the initial patent application to the Company. Dr. Mann remains a shareholder of the Company.

The Company raised $1,263,000 by issuing 842,000 common shares and 842,000 warrants convertible at $1.50 per share in a private placement in July 2002 to fund the ongoing continuation of the Company. The Company filed its first patent application in April 2002 in connection with its bioregulator technology. The Company believes that the recent private placement completed in July 2002 will assist in the Company-sponsored IND and help to continue to develop and execute a broader patent strategy. The Company intends to file further patents on its candidate drug designated PRTX-001.

Funding from the July 2002 private placement together with remaining current resources from the September 2001 placement will fund operations and necessary research and development over the next 10 months. The Company has acquired and will continue to acquire laboratory equipment.

These acquisitions will help to keep down the high cost associated with third party contracting, and speed the process of learning more about the Company's core technology. The Company believes that all of these activities strengthen the Company's position in the marketplace.

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

                                  May 31, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Protalex, Inc.


We have audited the accompanying balance sheet of Protalex, Inc. (a New Mexico corporation in the development stage) as of May 31, 2002, and the related statement of stockholders' deficit for the period from September 17, 1999 (inception) through May 31, 2002 and the related statements of operations and cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the period from September 17, 1999 through May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                                    Atkinson & Co., Ltd.

Albuquerque, New Mexico
August 15, 2002

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEET

                                  May 31, 2002


                                     ASSETS

CURRENT ASSETS
  Cash ..........................................    $   261,867
  Prepaid expense ...............................          1,602
                                                     -----------
         Total current assets ...................                    $   263,469

EQUIPMENT
  Lab equipment .................................        178,496
  Office and computer equipment .................        157,643
  Furniture & fixtures ..........................         21,268
  Leasehold improvements ........................         10,685
                                                     -----------

                                                         368,092
  Less accumulated depreciation .................       (195,018)        173,074
                                                     -----------
OTHER ASSETS
   Intellectual technology property, net of
    accumulated amortization of $2,623 ..........                         17,677
                                                                     -----------



                                                                     $   454,220
                                                                     ===========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................    $    56,105
  Accrued compensation ..........................         11,500
  Payroll taxes payable .........................          2,345
  Interest payable ..............................            553
  Current maturities of
    long-term liabilities .......................         36,338
                                                     -----------
         Total current liabilities ..............                    $   106,841

LONG-TERM LIABILITIES, less
  current maturities
  Equipment note payable ........................                          2,986
                                                                     -----------

         Total liabilities ......................                        109,827

STOCKHOLDERS' DEFICIT
  Common stock, no par value,
    authorized 40,000,000 shares,
    11,728,735 shares issued,
    11,490,235 shares outstanding ...............
    238,500 shares in the treasury
    at $0 cost ..................................      2,492,891
  Common stock, contra ..........................       (368,547)
  Additional paid in capital ....................        183,569
  Deficit accumulated during
    the development stage .......................     (1,963,520)        344,393
                                                     -----------     -----------

                                                                     $   454,220
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF OPERATIONS

            From Inception (September 17, 1999) through May 31, 2002


                                                                  From Inception
                                     Year Ended      Year Ended       Through
                                    May 31, 2002    May 31, 2001    May 31, 2002
                                    ------------    ------------    ------------
Revenues ........................  $       --      $       --      $       --

Operating Expenses
  Research and development ......      (918,022)       (452,102)     (1,493,615)
  Administrative ................      (130,936)        (42,223)       (200,972)
  Professional fees .............       (91,289)        (36,859)       (205,668)
  Depreciation and amortization .       (17,393)        (11,261)        (35,197)
                                   ------------    ------------    ------------
          Operating Loss ........    (1,157,640)       (542,445)     (1,935,452)

Other income (expense)
  Interest income ...............         7,381          12,228          30,278
  Interest expense ..............        (8,706)        (23,649)        (58,346)
                                   ------------    ------------    ------------
          NET LOSS ..............  $ (1,158,965)   $   (553,866)   $ (1,963,520)
                                   ============    ============    ============

Weighted average number of common
  shares outstanding ............  $ 11,105,140    $  9,663,509    $  9,820,145
                                   ============    ============    ============

Loss per common share ...........  $       (.10)   $       (.06)   $       (.20)
                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' EQUITY

            From Inception (September 17, 1999) through May 31, 200

                                                                                                       Deficit
                                                                                                     Accumulated
                                                 Common Stoc           Additional       Common         In The
                                           -------------------------     Paid in        Stock-       Development
                                              Shares       Amount        Capital        Contra          Stage          Total
                                           -----------   -----------   -----------    -----------    -----------    -----------
September 17, 1999 -- initial issuance
  of 10,000 shares for intellectual
  technology license at $.03 per share .        10,000   $       300   $      --      $      --      $      --      $       300

September 30, 1999 -- cost of public
  shell acquisition over net assets
  acquired to be accounted for as a
  recapitalization .....................          --            --            --         (250,000)          --         (250,000)

October 27, 1999 -- issuance of 84
  shares to individual for $25,000 .....            84        25,000          --             --             --           25,000

November 15, 1999 -- reverse merger
  transaction with Enerdyne
  Corporation, net transaction amounts .     8,972,463       118,547          --         (118,547)          --             --

November 15, 1999 -- treasury shares -
  Enerdyne  $-0- cost ..................       238,500          --            --             --             --             --

November 18, 1999 - February 7, 2000
  -- issuance of 459,444 shares to
  various investors at $0.36 per share .       459,444       165,400          --             --             --          165,400

January 1, 2000 -- issuance of 100,000
  shares in exchange for legal services        100,000        15,000          --             --             --           15,000

May 1 - 27, 2000 -- issuance of 640,000
  shares to various investors at $1.00
  per share ............................       640,000       640,000          --             --             --          640,000

May 27, 2000 -- issuance of 1,644 shares
  to individual in exchange for interest
  due ..................................         1,644         1,644          --             --             --            1,644

December 7, 2000 -- issuance of 425,000
  shares to various investors at $1.00
  per share ............................       425,000       425,000          --             --             --          425,000

November 7, 2001 - issuance of 881,600
  at $1.25 per share ...................       881,600     1,102,000          --             --             --        1,102,000

Additional paid in capital .............          --            --         183,569           --             --          183,569

Net loss from prior periods ............          --            --            --             --         (804,555)      (804,555)

Net loss for the year ..................          --            --            --             --       (1,158,965)    (1,158,965)
                                           -----------   -----------   -----------    -----------    -----------    -----------

                                            11,728,735   $ 2,492,891   $   183,569    $  (368,547)   $(1,963,520)   $   344,393
                                           ===========   ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF CASH FLOWS

        Periods from Inception (September 17, 1999) through May 31, 2002

                                                                                     From Inception
                                                          Year Ended    Year Ended       Through
                                                         May 31, 2002   May 31, 2001   May 31, 2002
                                                         -----------    -----------    -----------
Cash flows from operating activities
  Net loss ...........................................   $(1,158,965)   $  (553,866)   $(1,963,520)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................       111,102         78,980        196,625
      Non cash expenses ..............................          --             --           16,644
      Decrease in interest receivable ................          --           10,669           --
      Decrease (increase) in prepaid expense .........        15,539        (16,641)        (1,602)
      (Decrease) increase in payroll taxes payable ...        (2,307)         3,877          2,345
      (Decrease) increase in interest payable ........        (2,451)        (4,758)           553
      (Decrease) increase in professional fees payable          (192)        (7,592)          --
      (Decrease) increase in accrued compensation ....        (6,422)        12,804         11,500
      Increase in accounts payable ...................        56,105           --           56,105
      Increase (decrease) in related party advance
       and licenses fee payable ......................          --          (40,000)          --
                                                         -----------    -----------    -----------

         Net cash used in operating activities .......      (987,591)      (516,527)    (1,681,350)
                                                         -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --             --          (20,000)
  Acquisition of equipment ...........................       (38,116)      (164,849)      (275,645)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --             --         (250,000)
  Note receivable from individual ....................          --          118,547           --
                                                         -----------    -----------    -----------

         Net cash used in investing activities .......       (38,116)       (46,302)      (545,645)
                                                         -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from stock issuance .......................     1,102,000        425,000      2,357,400
  Principal payment on installment purchase payable ..      (170,249)       (24,687)      (194,936)
  Additional paid-in-capital .........................       143,569         40,000        183,569
  Principal payment on note payable individual .......          --         (225,717)      (225,717)
  Issuance of note payable to individual .............          --             --          368,546
                                                         -----------    -----------    -----------

         Net cash provided by financing activities ...     1,075,320        214,596      2,488,862
                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ......................        49,613       (348,233)       261,867

Cash, beginning of period ............................       212,254        560,487           --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $   261,867    $   212,254    $   261,867
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED

        Periods from Inception (September 17, 1999) through May 31, 2002

                                                                                            From Inception
                                                          Period Ended     Period Ended        Through
                                                          May 31, 2002     May 31, 2001      May 31, 2002

Interest paid .......................................   $        10,157   $        28,407          $55,149
                                                        ===============   ===============   ==============

Taxes paid ..........................................   $          --     $            50   $           50
                                                        ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license
  at inception - value at $.03 per share ............   $          --     $          --     $          300
                                                        ===============   ===============   ==============
100,000 shares of company stock were
  issued in exchange for legal services
  performed .........................................   $          --     $          --     $       15,000
                                                        ===============   ===============   ==============
1,644 shares of company stock were
  issued in exchange for interest payable ...........   $          --     $          --     $        1,644
                                                        ===============   ===============   ==============
Lab equipment was acquired through
  issuance of installment contract to seller ........   $          --     $          --     $       91,430
                                                        ===============   ===============   ==============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

            From Inception (September 17, 1999) through May 31, 2002


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

2. Equipment, Depreciation and Amortization

Equipment is carried at cost. Depreciation has been provided by the Company in order to amortize the cost of equipment over their estimated useful lives. The Company uses the straight-line method for all classes of assets for book purposes. The technology property is amortized over a 20-year life on a straight-line basis. Depreciation and amortization expense is $111,102, $78,980 and $196,625 for the year ending May 31, 2002, May 31, 2001 and for inception through May 31, 2002, respectively. Certain depreciable amounts have been classified as R & D expense on the financial statements.

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

5. Income Taxes

Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirement of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The Company does not expect to have current income taxes payable or deferred tax balances for the foreseeable future.

6. Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2002, the Company had no changes in equity which constitute components of other comprehensive income.

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

            From Inception (September 17, 1999) through May 31, 2002


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

The details of the reverse merger transaction are as follows:

                                                                                               Merged
                                                                                            Balance Sheet
                                     Protalex,          Enerdyne         Transaction         at November
Account Description                    Inc.            Corporation       Adjustments          16, 1999
---------------------------         ----------         ----------        ----------          ----------
Cash                                $   23,531         $     -            $    -             $   23,531
Note receivable shareholder               -               118,547              -                118,547
License                                 20,300               -                 -                 20,300
Investment in Enerdyne                 368,546               -             (368,546)               -
Other current assets                     8,212               -                 -                  8,212
Other current liabilities              (17,555)              -                 -                (17,555)
Accounts payable Alex                  (40,000)              -                 -                (40,000)
Note payable                          (368,546)              -                 -               (368,546)
Common stock                           (25,300)          (833,459)          714,912            (143,847)
Additional paid in capital                -            (1,105,014)        1,105,014                -
Treasury stock                            -               430,424          (430,424)               -
Accumulated deficit                     30,812          1,389,502        (1,389,502)             30,812
Common stock - contra                     -                  -              368,546             368,546
                                    ----------         ----------        ----------          ----------

                                    $     -            $     -           $    -              $    -
                                    ==========         ==========        ==========          ==========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE C - REVERSE MERGER - CONTINUED

Additional information in connection with stock amounts and number of shares issued is as follows:

                               Protalex, Inc.              Enerdyne Corporation
                          -----------------------  --------------------------------------
                                                                          Shares
                                                                  -----------------------
Account Description        Shares        Amount    Outstanding     Treasury      Amount
-------------------      ----------    ----------   ----------    ----------   ----------
Common stock .........       10,084    $   25,300    1,578,907       238,500   $  833,459
822 to 1 stock
  recapitalization ...      (10,084)         --      8,289,048          --           --
Cancellation of shares
  formerly held by
  Protalex in Enerdyne         --            --       (885,408)         --           --
Increase to record net
  assets of Enerdyne .         --         118,547         --            --           --
Cancellation of common
  stock amounts for
  Enerdyne ...........         --            --           --            --       (833,459)
Name change to
  Protalex, Inc. .....         --            --           --            --           --
                         ----------    ----------   ----------    ----------   ----------

                               --      $  143,847    8,982,547       238,500   $     --
                         ==========    ==========   ==========    ==========   ==========

NOTE D - INTELLECTUAL TECHNOLOGY PROPERTY

The Company's information technology was originally licensed from a former related party. This intellectual property was then assigned to the Company upon the dissolution of the related party. The cost of the technology property is being amortized over a 20-year period. The intellectual property is reported net of accumulated amortization of $2,623. The Company reviews the intellectual property for impairment on at least an annual basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142. "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 are required to be applied by the Company beginning in FY 2002. The Company has not evaluated the impact of this accounting standard on its financial reporting. Any change in the method of accounting for intangible assets would not have a material effect on the financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE E - INCOME TAXES

The Company has no taxable income and no income tax liability during the reported period of operation.

The net loss reported on the statement of operations ($1,158,965) as well as the net loss carried from 2001 ($804,555) is available to offset future taxable income. The net operating losses (NOL) expires in 15 years and 14 years, respectively, if not utilized during that time. No deferred tax asset has been recorded for the NOL as an equivalent valuation allowance applies against it in recognition of the Company's uncertainty as a going concern.

The merger transaction of Enerdyne and Protalex is tax-free under applicable provisions of the Internal Revenue Code. Under applicable federal tax statutes and regulations the NOLs available to Enerdyne are lost as more than 50% beneficial ownership of Enerdyne changed hands on September 30, 1999.


NOTE F - RELATED PARTIES

On July 17, 2001, a shareholder group contributed funds that allowed the Company to pay off its remaining balance due to an individual incurred in the Company's reverse merger transaction. No shares or notes payable to shareholder were issued in the transaction. The Company recorded additional paid-in-capital in the amount of $142,830 plus interest to reflect contributed funds and debt payoff.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE G - LONG-TERM DEBT

The Company has the following long-term debt at May 31, 2002:


11.5% installment purchase agreement,
  due in monthly installments of $3,015,
  including interest, through June 2003.
  The note is collateralized by equipment.       $      39,324

Less current maturities                                (36,338)
                                                 -------------

Long-term debt, less current maturities          $       2,986
                                                 =============

Maturities of long-term debt for each of the years succeeding May 31, 2002 are as follows:

        Year
        ----

        2003                                     $      36,338
        2004                                             2,986
                                                 -------------

                                                 $      39,324
                                                 =============

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE I - STOCK OPTIONS

All options issued are "stand alone" options. There is no Company stock option plan currently. The Company accounted for the options to employees using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the expected life of the option with a corresponding increase to paid-in capital.

On April 28, 2000, the Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $0.36 per share. During the year ended May 31, 2002, these options expired without being exercised. In accordance with accounting principles generally accepted in the United States of America, the accrued compensation costs of these options were reversed against payroll expense in the current period.

On November 26, 2001, the Company issued a stock option to one of its non-employee directors. The option vested immediately, has a ten-year term and has an exercise price of $1.25 per share. The Company accounted for the option in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. $11,500 of compensation expense was recorded during the year ended May 31, 2002. An additional $103,500 will be recognized in future periods over the expected life of the option.

Had the Company determined compensation expense based on the fair value at the measurement date for its stock option under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                                               From Inception
                            Year Ended        Year Ended          Through
                           May 31, 2002      May 31, 2001       May 31, 2002
                           ------------      ------------       -------------
Net loss, as reported     $ (1,158,965)      $  (553,866)       $ (1,963,520)
Proforma net loss           (1,166,361)         (553,866)         (1,970,916)

Loss per share, as
reported                          (.10)             (.06)              (.20)
Proforma loss per share           (.11)             (.06)              (.20)

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE I - STOCK OPTIONS - CONTINUED

The fair value of the option is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 83 percent; risk-free interest rate of 5.05 percent; and an expected life of five years.

A summary of the common stock option activity for employees, directors and officers is as follows:

                                                        Weighted
                                                         Average
                                                        Exercise
                                           Options       Prices     Exercisable
                                           --------     ---------   -----------
Balance, September 17, 1999 ...........        --       $    --          --

Granted, April 28, 2000 ...............      40,000         0.36       40,000
Exercised .............................        --            --          --
                                           --------
Balance, May 31, 2001 .................      40,000         0.36       40,000

Granted, November 26, 2001 ............     100,000         1.25      100,000
Expired, April 28, 2002 ...............     (40,000)         .36      (40,000)
Exercised .............................        --            --          --
                                           --------
Balance, May 31, 2002 .................     100,000     $   1.25      100,000
                                           ========

NOTE J - DESCRIPTION OF LEASING ARRANGEMENTS

The Company leases its laboratory and office space under a noncancellable operating lease. The lease term is for 36 months and 4 days, from April 27, 2001 through April 30, 2004. While the agreement provides for minimum lease payments, the lease is non-renewable. The lease does provide an option to purchase at any time during the lease period for an agreed upon $70,000.

The following is a schedule of future minimum lease payments required under the lease:

                2002                 $  14,104
                2003                    16,925
                2004                    15,515

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

            From Inception (September 17, 1999) through May 31, 2002


NOTE K - SUBSEQUENT EVENTS

  1. On July 5, 2002, the Company closed a private placement of $1,263,000 by issuing 842,000 shares of common stock.

  2. On July 5, 2002, the Company issued 842,000 stock warrants. No stock warrants have been exercised as of the date of this filing.

  3. On various dates subsequent to May 31, 2002, the Company issued stock options for a total of 358,680 shares exercisable at $1.50 per share. The options expire at varying dates from three to ten years from date of grant.

  4. On June 21, 2002, Dr. Paul Mann resigned as Director, Treasurer and Secretary. A patent assignment was executed from Paul Mann to the Company.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any changes in or disagreements with its accountants since inception.


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following table sets forth certain information with respect to the Company's directors and executive officers as of August 2002:

        Name                   Age                     Position
------------------------       ---         -------------------------------------

John E. Doherty                48          President and Director

William Hitchcock              63          Chairman and Director

Frank M. Dougherty             54          Secretary and Director

Frederick W. Kuckuck           37          Vice President

Arthur D. Bankhurst, M.D.      65          Chief Clinical Officer and Director

Dennis Vik, Ph.D.              45          Chief Scientific Officer

Thomas Stagnaro                59          Director

Donald K. Dean                 41          Treasurer and Chief Financial Officer

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

THOMAS STAGNARO - Mr. Stagnaro is President and CEO of Agile Therapeutics, a private company focused on developing women's healthcare products. Mr. Stagnaro formerly was president and CEO of 3-Dimensional Pharmaceuticals and Univax Biologics. Mr. Stagnaro began his career with Serle Laboratories and has held increasingly important positions during his 30 years in the pharmaceutical industry. Tom has raised over $200 million for three developmental stage companies and took Univax Biologics public in 1972. His present company, Agile Therapeutics, is a development-stage research-based firm founded in 1997 that is involved in developing novel products for transdermal delivery of pharmaceutical agents. Mr. Stagnaro was appointed to the Board during the year.

ARTHUR D. BANKHURST, M.D. - Dr. Bankhurst has served as a director of the Company since November 1999, and previously served as a director of Enerdyne since August 1999. Dr. Bankhurst earned his bachelors degree in biochemistry from the Massachusetts Institute of Technology, and his M.D. from Case Western Reserve University. He served as a research fellow at the Hall Institute of Medical Research in Melbourne, Australia and as a senior research fellow at the WHO Research Unit in Geneva, Switzerland. He joined the faculty of the University of New Mexico in 1971, and now holds a joint professorship in internal medicine and microbiology. Dr. Bankhurst's professional accomplishments in the fields of arthritis and immunology are reflected in his being named Senior Investigator for the Arthritis foundation from 1974-1979, as well as serving as associate editor of several prestigious medical journals. These journals include The Journal of Immunology (1984-1987), Diagnostic Immunology (1984-1988), and Clinical Immunology and Immunopathology (1988-present). With more than 140 publications to his credit, Dr. Bankhurst has a national reputation as an investigator, and has participated in a number of multi-center trials of anti-arthritis drugs.

WILLIAM M. HITCHCOCK - Mr. Hitchcock is a partner of Pembroke Financial Partners, LLC, an NASD securities firm. Involved in the investment business since 1960, Mr. Hitchcock formerly was affiliated with Lazard Brothers in the UK and Lehman Brothers in the US. Currently, he is a director of Plains Resources, Inc. oil and gas exploration company, and Thoratec Corporation, a medical device company. Mr. Hitchcock brings to the Company many years of experience in financing and guiding the growth of young companies. Mr. Hitchcock was appointed to the Board during the year.

FRANK M. DOUGHERTY - Mr. Dougherty is a practicing attorney and founder and owner of Frank M. Dougherty P.C., a law firm in Albuquerque, New Mexico. Mr. Dougherty serves as the Company's secretary. He has an undergraduate degree in economics from University of Colorado, a graduate degree in accounting from the University of Arizona and a law degree from Texas Tech University. Mr. Daugherty was appointed to the Board during the year.

FREDERICK W. KUCKUCK - Mr. Kuckuck, age 37, has a Bachelor's degree in Biology and Psychology from the University of California, Santa Cruz, and a Masters degree in Business Administration with an emphasis on the management of technology from the University of New Mexico. His prior experience includes 12 years managing federally regulated laboratories in the environmental and medical device fields. He has authored several publications related to drug discovery instrumentation, with four patents pending.

DENNIS VIK, PhD. - Dennis Vik earned his Ph.D. in Immunology from Harvard University in Cambridge, Massachusetts in 1986. He also earned an MBA from the Anderson School of Management in 2000. Prior to becoming the Chief Scientific Officer for Protalex, Dr. Vik was employed as a research associate, and later, assistant member of the Department of Immunology at Scripps Clinic and Research Foundation in La Jolla, California from 1986 until 1992. Dr. Vik was Assistant Professor of Microbiology at the University of New Mexico School of Medicine from 1992 until 1999. Dr. Vik received the National Research Service Award from 1988 to 1990 and is a member of the American Association of Immunologists. Dr. Vik has published extensively in the field of immunology.

DONALD DEAN - Mr. Dean, age 41, has served as accountant for Protalex for the past two years, and was appointed CFO for Protalex in November 2001. He earned his B.A. in International Management from the University of New Mexico's Anderson School of Management. Mr. Dean was Pacific Rim Manager for Hanna International in Portland, Oregon for three years, and after working in Japan from 1989 to 1990, returned to the University of New Mexico to complete a Masters degree in Business Administration. Mr. Dean has run his own accounting and e-commerce consulting business since 1993.


ITEM 10 - EXECUTIVE COMPENSATION

Executive Officer Compensation

The Company did not pay its Chief Executive Officer any compensation during the fiscal year ended May 31, 2002.

Employment Agreements

The Company does not have employment agreements with any of its executive officers.

Director Compensation

The Company did not compensate its directors in fiscal 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of August 16, 2002, (i) by each person who is known by the Company to own beneficially more than 5% of its common stock, (ii) by each of the Company's directors, and (iii) by all of the Company's executive officers and directors as a group. Except as provided below, each person's address is c/o Protalex, Inc. P.O. Box 30952, Albuquerque, New Mexico 87190.

                        Directors and Executive Officers

   Name and Address of               Amount and Nature          Percentage of
    Beneficial Owner                 of Beneficial Owner           Class (1)
   -------------------               -------------------        -------------

John E. Doherty, President              2,952,660                  23.9894

Frank M. Dougherty, Secretary              60,000                   0.4875

William Hitchcock                          90,000                   0.7313

Arthur D. Bankhurst                       276,192                   2.2440

Donald K. Dean, Treasurer                 100,000                   0.8125
                                        ---------                  -------

                                        3,478,852                  28.2647
                                        =========                  =======


                          Other beneficial owners > 5%

   Name and Address of               Amount and Nature          Percentage of
    Beneficial Owner                of Beneficial Owner           Class (1)
   -------------------              -------------------         -------------


CEDE & Co.                              1,126,432                   9.1519
PO Box 20
Bowling Green Station
New York, NY  10004

Paul L. Mann                            1,445,021                  11.7403
423 Girard NE
Albuquerque, NM  87106

Leslie McCament-Mann                    1,468,830                  11.9338
3308 Loma Vista Pl. NE
Albuquerque, NM 87106

James J. Hanosh, Jr.                    820,316                     6.6648
12300 Rd 21
Cortez, CO  81321


(1) Based on a total of 12,308,226 outstanding shares of the Company's common stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 17, 2001 a shareholder group contributed funds that allowed the Company to pay off its remaining balance due to an individual incurred in the Company's reverse merger transaction. No shares or notes payable to shareholders were issued in the transaction. The Company recorded additional paid-in capital in the amount of $142,830 plus interest to reflect the contributed funds and debt pay-off.

Dr. Paul Mann, former Treasurer, Secretary, Director and Chief Scientist, has left the Company, terminating from those positions in June 2002 shortly after the Company's year-end. Dr. Mann entered into a stock buyback agreement with the Company whereby the Company will purchase 142,857 shares of Dr. Mann's stock directly from him at $0.70 per share, payable in 12 monthly installments of $8,333.

On November 26, 2001, the Company issued a stock option to William Hitchcock in conjunction with his acceptance of a Protalex directorship. He received an option for 100,000 shares, which was exercisable immediately at $1.25 per share. The term of the option is 10 years. A subsequent stock option was granted to William Hitchcock on July 18, 2002 for his efforts and involvement in the last private placement of the Company. The option was for 133,680 shares exercisable immediately at $1.50 per share.

On June 1, 2002, the Company issued a stock option to Frederick Kuckuck, an employee. He received an option for 125,000 shares, which was exercisable immediately at $1.50 per share. The term of the option is 3 years.

On July 18, 2002, the Company issued a stock option to Thomas P. Stagnaro in conjunction with his acceptance of a Protalex directorship. He received an option for 100,000 shares, which was exercisable immediately at $1.50 per share. The term of the option is 10 years.

Mr. Don K. Dean, Treasurer and Chief Financial Officer of Protalex, Inc., is the Brother-in-Law of Mr. John E. Doherty, President.

ITEM 13 - INDEX TO EXHIBITS

2.1     Stock Purchase Agreement among          Incorporated by reference, to
        Protalex, Inc., Don Hanosh and          the Company's 10-SB filing
        Enerdyne Corporation                    December 3, 1999

2.2     Merger Agreement and Plan of            Incorporated by reference, to
        Re-organization between Protalex,       the Company's 10-SB filing
        Inc. and Enerdyne Corporation           December 3, 1999

3.1     Articles of Incorporation, as           Incorporated by reference, to
        amended                                 the Company's 10-SB filing
                                                December 3, 1999

10.1    Promissory Note in favor of             Incorporated by reference, to
        Don Hanosh                              the Company's 10-SB filing
                                                December 3, 1999

10.2    Continuing and Unconditional            Incorporated by reference, to
        Guaranty executed  by                   the Company's 10-SB filing
        John E. Doherty                         December 3, 1999

10.3    Continuing and Unconditional            Incorporated by reference, to
        Guaranty executed  by                   the Company's 10-SB filing
        James K. Strattman                      December 3, 1999

10.5    Form of Confidential Disclosure         Incorporated by reference, to
        Agreement                               the Company's 10-SB filing
                                                December 3, 1999

99.1    Certifications                          Attached

Reports on Form 8-K.

No reports on Form 8-K were filed during the year. A report on Form 8-K was filed subsequent to year-end on August 24, 2002, which detailed the departure of Paul Mann, previous Chief Scientific Officer.

SIGNATURES


In accordance with Section 13 or 15(D) of the Exchange Act the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.


Date: August 29, 2002                        By: John E. Doherty
      ---------------                            --------------------------
                                                 John E. Doherty, President



         SIGNATURE                    TITLE                     DATE
         ---------                    -----                     ----


  John E. Doherty              President and Director        August 29, 2002
  ---------------
  John E. Doherty


  Frank M. Dougherty           Secretary and Director        August 29, 2002
  ------------------
  Frank M. Dougherty


  Frederick William Kuckuck    Vice President                August 29, 2002
  -------------------------
  Frederick William Kuckuck



  William Hitchcock            Chairman and Director         August 29, 2002
  -----------------
  William Hitchcock


  Donald Dean                  Chief Financial Officer       August 29, 2002
  -----------
  Donald Dean


  Arthur D. Bankhurst          Chief Clinical Officer        August 29, 2002
  ------------------------     and Director
  Arthur D. Bankhurst, M.D.


  Thomas Stagnaro              Director                      August 29, 2002
  ---------------
  Thomas Stagnaro