Form 10QSB
period 2002-08-31
PROTALEX INC
filed 2002-10-15
CIK 1099215

Form 10-QSB

[As last amended in Release No. 33-7505, effective January 1, 1999,63 F.R.9632.]
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


                   For the transition period from N/A to N/A
                       Commission file number 000 - 28385

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


(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no Par Value, 12,308,426 as of October 1, 2002.

Transitional Small Business Disclosure Format (check one):
Yes             No   X

PART 1
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEET
                                  (Unaudited)

                                August 31, 2002


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......................   $ 1,211,636
  Prepaid expense .................................        55,497
                                                      -----------
         Total current assets .....................   $ 1,267,133

EQUIPMENT
  Lab equipment ...................................       188,437
  Office and computer equipment ...................       144,180
  Furniture and fixtures ..........................        21,268
  Leasehold improvements ..........................        10,685
                                                      -----------
                                                          364,570
  Less accumulated depreciation ...................      (216,474)       148,096
                                                      -----------
OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $2,877 ............                       17,423
                                                                     -----------

                                                                     $ 1,432,652
                                                                     ===========


                                  LIABILITIES

CURRENT LIABILITIES
  Payroll and withholding taxes payable ...........   $     7,046
  Current maturities of long-term liabilities .....        28,619
  Accounts payable ................................        92,299
  Accrued compensation ............................        36,343
                                                      -----------
         Total current liabilities ................                  $   164,307

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 12,570,735 shares
    issued, 12,308,426 shares outstanding .........     3,755,891
  Common stock, contra ............................      (368,547)
  Treasury stock, 262,309 shares ..................       (16,666)
  Additional paid-in-capital ......................       183,569
  Deficit accumulated during the development stage     (2,285,902)     1,268,345
                                                      -----------    -----------

                                                                     $ 1,432,652
                                                                     ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF OPERATIONS

     For the Three Months Ended August 31, 2002 and 2001 and from Inception
                  (September 17, 1999) through August 31, 2002


                                      Three           Three       From Inception
                                   Months Ended    Months Ended      Through
                                    August 31,      August 31,      August 31,
                                       2002            2001            2002
                                   ------------    ------------    ------------
Revenues ........................  $       --      $       --      $       --

Operating Expenses
  Research and development ......      (195,410)       (134,693)     (1,689,025)
  Administrative ................       (88,079)        (17,190)       (289,051)
  Professional fees .............       (32,996)        (11,697)       (238,664)
  Depreciation and amortization .        (4,654)         (4,402)        (39,851)
                                   ------------    ------------    ------------

          Operating Loss ........      (321,139)       (167,982)     (2,256,591)

Other income (expense)
  Interest income ...............         2,365            --            32,643
  Interest expense ..............        (1,316)         (4,561)        (59,662)
  Loss on disposal ..............        (2,292)           --            (2,292)
                                   ------------    ------------    ------------

          NET LOSS ..............  $   (322,382)   $   (172,543)   $ (2,285,902)
                                   ============    ============    ============

Weighted average number of common
  shares outstanding ............  $ 12,005,737    $ 10,608,635    $ 10,006,020
                                   ============    ============    ============

Loss per common share ...........  $       (.03)   $       (.02)   $       (.23)
                                   ============    ============    ============

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

     For the Three Months Ended August 31, 2002 and 2001 and from Inception
                  (September 17, 1999) through August 31, 2002

                                                         Three         Three       From Inception
                                                     Months Ended   Months Ended     Through
                                                       August 31,     August 31,     August 31,
                                                          2002          2001           2002
                                                      -----------    -----------    -----------
Cash flows from operating activities
  Net loss ........................................   $  (322,382)   $  (172,543)   $(2,285,902)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities
      Depreciation and amortization ...............        29,140         27,082        225,765
      Non cash expenses ...........................          --               (4)        16,644
      Loss on disposal ............................         2,292           --            2,292
      (Increase) in prepaid expense ...............       (53,895)        (3,148)       (55,497)
      Increase (decrease) in payroll taxes payable          4,701         (2,931)         7,046
      Increase in accounts payable ................        35,680           --           91,785
      (Decrease) increase in interest payable .....           (39)        (3,004)           514
      Increase in professional fees payable .......          --            3,004           --
      Increase in accrued compensation ............        24,843          1,920         36,343
                                                      -----------    -----------    -----------
          Net cash (used in) operating activities .      (279,660)      (149,624)    (1,961,010)
                                                      -----------    -----------    -----------
Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion .................................          --             --          (20,000)
  Acquisition of equipment ........................       (10,526)       (13,515)      (286,171)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization .........................          --             --         (250,000)
  Proceeds on disposal of equipment ...............         4,326           --            4,326
                                                      -----------    -----------    -----------
          Net cash (used in)
            investing activities ..................        (6,200)       (13,515)      (551,845)
                                                      -----------    -----------    -----------
Cash flows from financing activities
  Additional paid-in-capital ......................          --          143,569        183,569
  Proceeds from stock issuance ....................     1,263,000           --        3,620,400
  Purchases of treasury stock .....................       (16,666)          --          (16,666)
  Principal payment on note payable to individual .          --         (142,830)      (225,717)
  Issuance of note payable to individual ..........          --             --          368,546
  Principal payment on installment purchase payable       (10,705)          --         (205,641)
  Principal payment on equipment note payable .....          --           (7,195)          --
                                                      -----------    -----------    -----------
          Net cash provided by (used in) financing
            activities ............................     1,235,629         (6,456)     3,724,491
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................       949,769       (169,595)     1,211,636

Cash and cash equivalents, beginning of period ....       261,867        212,254           --
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of period ..........   $ 1,211,636    $    42,659    $ 1,211,636
                                                      ===========    ===========    ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                      STATEMENT OF CASH FLOWS - CONTINUED
                                  (Unaudited)

     For the Three Months Ended August 31, 2002 and 2001 and from Inception
                  (September 17, 1999) through August 31, 2002

                Three                Three               From Inception
         Months Ended                     Months Ended                Through
           August 31,              August 31,                   August 31,
                2002                     2001                    2002

Interest paid .............  $       1,316        $    --          $      56,465
                             =============        =============    =============
Taxes paid ................  $        --          $    --          $          50
                             =============        =============    =============

             SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license at
  inception - value at $.03 per share .............  $ --      $  --     $   300
                                                     =======   =======   =======
100,000 shares of company stock were
  issued in exchange for legal services
  performed .......................................  $  --     $  --     $15,000
                                                     =======   =======   =======
1,644 shares of company stock were
  issued in exchange for interest payable .........  $  --     $  --     $ 1,644
                                                     =======   =======   =======
Lab equipment was acquired through
  issuance of installment contract to seller ......  $  --     $  --     $91,430
                                                     =======   =======   =======

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

          From Inception (September 17, 1999) through August 31, 2002


NOTE A - NOTES TO INTERIM FINANCIAL STATEMENTS

The interim financial data is unaudited, however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's May 31, 2002 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of " Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

          From Inception (September 17, 1999) through August 31, 2002


NOTE C - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does not have operating revenue nor anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent initially on its ability to raise sufficient investment capital to fund all necessary operations and product development activities. Secondly, the Company must develop products that are regulatory approved and market accepted to generate operating revenue. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE D - STOCK OPTIONS

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

On June 1, 2002 and July 18, 2002 the Company issued stock options to employee and non-employee directors. The options vested immediately, have varying terms of three to ten years, and have an exercise price of $1.50 per share. The Company accounted for the options in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. $24,843 of compensation expense was recorded during the quarter ended August 31, 2002. An additional $391,417 will be recognized in future periods over the expected life of the options.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

          From Inception (September 17, 1999) through August 31, 2002


NOTE D - STOCK OPTIONS - CONTINUED

Had the Company determined compensation expense based on the fair value at the measurement date for its stock option under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:
                                    Three            Three       From Inception
                                Months Ended      Months Ended       Through
                               August 31, 2002  August 31, 2001  August 31, 2002
                               ---------------  ---------------  ---------------
Net loss, as reported          $     (322,382)  $     (172,543)  $   (2,285,902)
Proforma net loss                    (343,191)        (172,543)      (2,314,107)

Loss per share, as reported              (.03)            (.02)            (.23)
Proforma loss per share                  (.03)            (.02)            (.23)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 83-88 percent; risk-free interest rate of 4.66-5.07 percent; and an expected life of three-five years.

A summary of the common stock option activity for an officer and two non-employee directors is as follows:
                                              Weighted
                                              Average
                                              Exercise
                                Options        Prices         Exercisable
                              -----------    ----------       -----------

Balance, May 31, 2002           100,000         1.25            100,000

Granted during the period       358,680         1.50            358,680

Balance, August 31, 2002        458,680         1.48            458,680

                                 Protalex, Inc.
                      (A Company in the Development Stage)

PART 1
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF
                 OPERATION

The Company's principal activities consist of preparing for a Company sponsored investigational new drug (IND) application for treating Rheumatoid Arthritis
(RA) to be submitted to the FDA in January 2003 and continued laboratory research and development on its bioregulator technology. The Company continues to pursue a balance of in-house and outsourced research addressing FDA requirements for the Company's IND application, gathering data for other possible diseases, and generally broadening its intellectual property base.

Protalex, Inc. successfully completed a private placement in July 2002, receiving funds of $1,263,000 for 842,000 shares of common stock. Issued with these common shares were 842,000 warrants exercisable at $3.50 per share, expiring May 31, 2005. Funding from the July 2002 private placement together with its existing resources will fund operations and necessary research and development over the next 8 months. In July the Company had its Pre-IND meeting with the FDA, which defined the final requirements for the January 2003 IND application. A pre-clinical animal safety study for Rheumatoid Arthritis is scheduled to begin in early November, and an animal study to refine product formulation is already underway. Meanwhile in-house laboratory work to fulfill FDA requirements continues on schedule, both in the area of drug formulation and stability, and for developing measures of immunogenicity. The Company plans to hire a Chemist in the fourth quarter of 2002 to assist with the analysis and formulation of PRTX-001 and possible successor drug candidates.

The raising of an additional $5,000,000 is planned to fund FDA Phase II/III clinical trials along with continued implementation of research plans and execution of a broader patent strategy. The Company's longer term funding requirements are estimated to be $15,000,000 in order to fully implement the bioregulator technology.

Please refer to the Company's 10-KSB filing (May 31, 2002) for more information on the Company's technology and risk factors.

PART 1
ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its president, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On October 11, 2002, John E. Doherty and Donald K. Dean, representing all of the officers and directors of Protalex, Inc., evaluated Protalex's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control:

There have been no significant changes in Protalex's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 Protalex, Inc.
                      (A Company in the Development Stage)


PART 2
ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


6.A     Index of Exhibits - From 10-K

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


3.1   Articles of Incorporation,         Incorporated by reference, to the
      as amended                         Company's 10-SB filing December 3, 1999


10.1  Promissory Note in favor of        Incorporated by reference, to the
      Don Hanosh                         Company's 10-SB filing December 3, 1999

10.2  Continuing and Unconditional       Incorporated by reference, to the
      Guaranty executed by John E.       Company's 10-SB filing December 3, 1999
      Doherty

10.3  Continuing and Unconditional       Incorporated by reference, to the
      Guaranty executed by James K.      Company's 10-SB filing December 3, 1999
      Strattman

10.5  Form of Confidential Disclosure    Incorporated by reference, to the
      Agreement                          Company's 10-SB filing December 3, 1999


Exhibit
Number                  Exhibit Name
-------                 ------------
6.B A report on Form 8-K was filed on August 24, 2002, which detailed the departure of Paul Mann, previous Chief Scientific Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.


DATE:  October 14, 2002                  BY:  John E. Doherty
       ----------------                       ---------------
                                              John E. Doherty
                                              President and Director

  CERTIFICATION OF THE 10-QSB BY THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                 FINANCIAL OFFICER -NEW EXCHANGE ACT RULES 13A-
                                   14, 15D-14


I, John E. Doherty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Protalex, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         CERTIFICATION OF THE 10-QSB BY THE PRINCIPAL EXECUTIVE OFFICER
          AND PRINCIPAL FINANCIAL OFFICER -NEW EXCHANGE ACT RULES 13A-
                             14, 15D-14 - CONTINUED



6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002
      ----------------


John E. Doherty
---------------
John E. Doherty
President and Director

CERTIFICATION OF THE 10-QSB BY THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER - CONTINUED

I, Donald K. Dean, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Protalex, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

CERTIFICATION OF THE 10-QSB BY THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER - CONTINUED

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002
      ----------------

Donald K. Dean
--------------
Donald K. Dean
Treasurer and Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, John E. Doherty, President of Protalex, Inc. certify in my capacity as an officer of Protalex that I have reviewed the quarterly report of Protalex on Form 10-QSB for the three month period ended August 31, 2002 and that to the best of my knowledge:

  1. the report fully complies with the requirements of the Securities Exchange Act of 1934; and

  2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Protalex.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.




Date:   October 14, 2002                        BY:       John E. Doherty
        ----------------                                  ---------------
                                                          John E. Doherty
                                                          President and Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Donald K. Dean, Treasurer and Chief Financial Officer of Protalex, Inc. certify in my capacity as an officer of Protalex that I have reviewed the quarterly report of Protalex on Form 10-QSB for the three month period ended August 31, 2002 and that to the best of my knowledge:

  1. the report fully complies with the requirements of the Securities Exchange Act of 1934; and

  2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Protalex.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.




Date:   October 14, 2002             BY:   Donald K. Dean
        ----------------                   --------------
                                           Donald K. Dean
                                           Treasurer and Chief Financial Officer