Form 10QSB
period 2002-11-30
PROTALEX INC
filed 2003-01-14
CIK 1099215

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

                For the quarterly period ended November 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                    For the transition period from N/A   to   N/A
                                                  -----      -----
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

                                 (505) 243-8220
                          (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no Par Value, 12,272,711 as of November 30, 2002.

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   --------       --------

PART 1
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                November 30, 2002


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................     $  868,499
  Prepaid expense ...............................         38,617
  Deposits ......................................          2,815
                                                      ----------

         Total current assets ...................                     $  909,931

EQUIPMENT
  Lab equipment .................................        187,555
  Office and computer equipment .................        131,829
  Furniture and fixtures ........................         21,268
  Leasehold improvements ........................         10,685
                                                      ----------

                                                         351,337
  Less accumulated depreciation .................       (237,833)        113,504
                                                      ----------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $3,131 ..........                         17,169
                                                                      ----------

                                                                      $1,040,604
                                                                      ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................    $   102,234
  Accrued compensation ..........................         61,186
  Current maturities of long-term liabilities ...         20,318
  Payroll and withholding taxes payable .........            349
  Interest payable ..............................             97
                                                     -----------


         Total current liabilities ..............                    $   184,184

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
    40,000,000 shares, 12,570,735 shares
    issued, 12,272,711 shares outstanding .......      3,755,892
  Common stock, contra ..........................       (368,547)
  Treasury stock, 298,024 shares ................        (41,667)
  Additional paid-in-capital ....................        183,569
  Deficit accumulated during the
    development stage ...........................     (2,672,827)        856,420
                                                     -----------     -----------


                                                                     $ 1,040,604
                                                                     ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

               For the Six Months and Three Months Ended November
                   30, 2002 and 2001 and Period from Inception
                 (September 17, 1999) through November 30, 2002

                                          Six              Six            Three           Three       From Inception
                                      Months Ended     Months Ended    Months Ended    Months Ended       Through
                                       November 30,     November 30,    November 30,    November 30,    November 30,
                                          2002              2001           2002            2001            2002
                                      -------------    -------------   -------------   -------------   -------------
Revenues                              $        -       $        -      $        -      $        -      $        -

Operating Expenses
  Research and development                 (488,182)        (366,850)       (292,772)       (107,423)     (1,981,797)
  Administrative                           (167,625)         (37,893)        (79,546)        (16,281)       (368,597)
  Professional fees                         (41,617)         (62,700)         (8,621)         (6,091)       (247,285)
  Depreciation and amortization              (7,105)          (9,015)         (2,451)         (8,795)        (42,302)
                                      --------------   -------------   -------------   -------------   -------------

          Operating Loss                   (704,529)        (476,458)       (383,390)       (138,590)     (2,639,981)

Other income (expense)
  Interest income                             5,885            3,979           3,520           5,504          36,163
  Interest expense                           (1,644)          (6,167)           (328)         (6,581)        (59,990)
  Loss on disposal                           (9,019)            -             (6,727)           -             (9,019)
                                      --------------   -------------   -------------   -------------   -------------

          NET LOSS                    $    (709,307)   $    (478,646)  $    (386,925)  $    (139,667)  $  (2,672,827)
                                      =============    =============   =============   =============   =============

Weighted average number of
  common shares outstanding           $  12,145,373    $  10,720,046   $  12,284,748    $  10,608,635   $  10,183,274
                                      =============    =============   =============    =============   =============

Loss per common share                 $        (.06)   $        (.04)  $        (.03)   $        (.01)  $        (.26)
                                      =============    =============   =============    =============   =============

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                               (Unaudited) For the
                     Six Months Ended November 30, 2002 and
                                      2001
        and from Inception (September 17, 1999) through November 30, 2002

                                                         Six            Six       From Inception
                                                      Months Ended  Months Ended     Through
                                                      November 30,   November 30,  November 30,
                                                         2002           2001           2002
                                                      -----------    -----------    ----------
Cash flows from operating activities
  Net loss ........................................   $  (709,307)   $  (478,646)   $(2,672,827)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities
      Depreciation and amortization ...............        57,156         55,077        253,781
      Non cash expenses ...........................          --             --           16,644
      Loss on disposal ............................         9,021           --            9,021
      (Increase) decrease in prepaid expense ......       (39,830)         6,218        (41,432)
      Increase (decrease) in payroll taxes payable         (1,996)        (4,131)           349
      Increase in accounts payable ................        46,128          9,080        102,233
      (Decrease) increase in interest payable .....          (456)        (1,398)            97
      Increase in accrued compensation ............        49,686          3,838         61,186
                                                      -----------    -----------    -----------
          Net cash (used in) operating activities .      (589,598)      (409,962)    (2,270,948)
                                                      -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion .................................          --             --          (20,000)
  Acquisition of equipment ........................       (12,424)       (21,511)      (288,069)
  Excess of amounts paid for public shell
    over assets acquired to be accounted for
    as a recapitalization .........................          --             --         (250,000)
  Proceeds on disposal of equipment ...............         6,326           --            6,326
                                                      -----------    -----------    -----------
          Net cash (used in)
            investing activities ..................        (6,098)       (21,511)      (551,743)
                                                      -----------    -----------    -----------

Cash flows from financing activities
  Additional paid-in-capital ......................          --          143,569        183,569
  Proceeds from stock issuance ....................     1,263,001      1,102,000      3,620,401
  Purchases of treasury stock .....................       (41,667)          --          (41,667)
  Principal payment on note payable to individual .          --         (142,830)      (225,717)
  Issuance of note payable to individual ..........          --             --          368,546
  Principal payment on installment purchase payable       (19,006)          --         (213,942)
  Principal payment on equipment note payable .....          --           (7,195)          --
                                                      -----------    -----------    -----------
          Net cash provided by financing
            activities ............................     1,202,328      1,095,544      3,691,190
                                                      -----------    -----------    -----------

NET INCREASE IN CASH ..............................       606,632        664,071        868,499

Cash and cash equivalents, beginning of period ....       261,867        212,254           --
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of period ..........   $   868,499    $   876,325    $   868,499
                                                      ===========    ===========    ===========

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                      For the Six Months Ended November 30,
                 2002 and 2001 and from Inception (September 17,
                         1999) through November 30, 2002

                                                                 Six                 Six             From Inception
                                                             Months Ended         Months Ended           Through
                                                             November 30,         November 30,         November 30,
                                                                 2002                 2001                 2002
                                                           -----------------    ----------------   -----------------
Interest paid                                              $           1,643    $          7,565   $          56,792
                                                           =================    ================   =================

Taxes paid                                                 $           -        $          -       $              50
                                                           =================    ================   =================


                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license at
  inception - value at $.03 per share                      $           -        $          -       $             300
                                                           =================    ================   =================

100,000 shares of company stock were
  issued in exchange for legal services
  performed                                                $           -        $          -       $          15,000
                                                           =================    ================   =================

1,644 shares of company stock were
  issued in exchange for interest payable                  $           -        $          -       $           1,644
                                                           =================    ================   =================

Lab equipment was acquired through
  issuance of installment contract to seller               $           -        $          -       $          91,430
                                                           =================    ================   =================

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2002


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2002


NOTE C - GOING CONCERN UNCERTAINTY

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does not have operating revenue nor anticipate generating operating revenue for the foreseeable future. There is substantial doubt about the ability of the Company to continue as a going concern. This ability to continue as a going concern is dependent initially on its ability to raise sufficient investment capital to fund all necessary operations and product development activities. Secondly, the Company must develop products that are regulatory approved and market accepted to generate operating revenue. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

    On October 24, 2002 the Company issued stock options to a director. The options vested immediately and have a term of ten years and an exercise price of $1.45 per share. The Company accounted for the options in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. No compensation expense was recorded during the quarter ended November 2002 for these options as there was no difference between the exercise price of the option and the fair market value of the Company's stock on the grant date.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2002


NOTE D - STOCK OPTIONS - CONTINUED

    Had the Company determined compensation expense based on the fair value at the measurement date for its stock options under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                         Six            Six       From Inception
                                     Months Ended   Months Ended     Through
                                     November 30,   November 30,    November 30,
                                         2002           2001           2002
                                      ----------     ----------     -----------

Net loss, as reported ........        $(709,307)     $(478,646)     $(2,672,827)
Proforma net loss ...............      (757,201)      (478,646)      (2,728,117)
Loss per share, as reported .....          (.06)          (.04)            (.26)
Proforma loss per share .........          (.06)          (.04)            (.26)

    The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 83-96 percent; risk-free interest rate of 4.16-5.07 percent; and an expected life of three-five years.

    A summary of the common stock option activity for an officer and two non-employee directors is as follows:
                                                 Weighted
                                                  Average
                                                 Exercise
                                 Options          Prices         Exercisable
                                ----------      -----------      -----------

Balance, August 31, 2002           458,680            1.45           458,680

Granted during the period          100,000            1.45           100,000
                                ----------                       -----------

Balance, November 30, 2002         558,680                           558,680
                               ===========                       ===========


NOTE E - SUBSEQUENT EVENT

1. On December 16, 2002, the Company issued "free standing" common stock options to each Director ("Optionee") of 10,000 common shares @ $1.70 per share for a 10-year period.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          From Inception (September 17, 1999) through November 30, 2002


NOTE E - SUBSEQUENT EVENT - CONTINUED

2. An amendment to the Company's Bylaws was passed to allow for a minimum of five (5) Directors and a maximum of seven (7) Directors.

3. Steven H. Kane, of New Hope, PA was appointed as the Company's new President and CEO on December 16, 2002 at the annual meeting of the Board of Directors.

                                 Protalex, Inc.
                      (A Company in the Development Stage)


PART 1
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF OPERATION

The Company's principal activities consist of preparing for a Company sponsored investigational new drug (IND) application for treating Rheumatoid Arthritis
(RA) to be submitted to the FDA in the third quarter of 2003 and continued laboratory research and development on its bioregulator technology. The Company continues to pursue a balance of in-house and outsourced research addressing FDA requirements for the Company's IND application, gathering data for other possible diseases, and generally broadening its intellectual property base.

The Company estimates it has sufficient cash reserves for 6 months of normal operation. The raising of an additional $5-$8,000,000 is planned during the first half of 2003 to fund FDA Phase I/II clinical trials, along with continued implementation of research plans and execution of a broader patent strategy.
A pre-clinical animal safety study for Rheumatoid Arthritis is underway, and an animal study to refine product formulation is complete. After reviewing sourcing options for the components of our drug formulation, Protalex has determined that producing our own raw materials will strengthen our IND application package.
The Company is contracting with an FDA approved laboratory to produce the raw material for its drug, a process that should be completed by mid-2003. Meanwhile, in-house laboratory work to fulfill FDA requirements continues, both in the area of drug formulation and stability, and for developing measures of immunogenicity. The Company plans to hire a chemist in the first quarter of 2003 to assist with drug analysis and formulation.

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)


PART 2
ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


6.A               Index of Exhibits - From 10-K

-------------------------------------------------------------------------
 2.1  Stock Purchase Agreement                 Incorporated by reference,
      among Protalex, Inc.,                    to the Company's 10-SB
      Don Hanosh and Enerdyne                  filing December 3, 1999
      Corporation
-------------------------------------------------------------------------
      Merger Agreement and Plan                Incorporated by reference
      of Re-organization                       to the Company's 10-SB
      between Protalex, Inc.                   filing December 3, 1999
      and Enerdyne Corporation
-------------------------------------------------------------------------
 3.1  Articles of Incorporation,               Incorporated by reference
      as amended                               to the Company's 10-SB
                                               filing December 3, 1999
-------------------------------------------------------------------------
10.1  Promissory Note in favor                 Incorporated by reference
      of Don Hanosh                            to the Company's 10-SB
                                               filing December 3, 1999
-------------------------------------------------------------------------
10.2  Continuing and Unconditional             Incorporated by reference,
      Guaranty executed by John                to the Company's 10-SB
      E. Doherty                               filing December 3, 1999
-------------------------------------------------------------------------
10.3  Continuing and Unconditional             Incorporated by reference,
      Guaranty executed by James               to the Company's 10-SB
      K. Strattman                             filing December 3, 1999
-------------------------------------------------------------------------
10.5  Form of Confidential Disclosure          Incorporated by reference,
      Agreement                                to the Company's 10-SB
                                               filing December 3, 1999
-------------------------------------------------------------------------

Exhibit
Number                     Exhibit Name

       6.B A report on Form 8-K was filed on August 24, 2002, which detailed the departure of Paul Mann, previous Chief Scientific Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.


DATE:     January 13, 2003                        BY:   John E. Doherty
          ----------------                              ----------------------
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


     Date:  January 13, 2003


     John E. Doherty
     ------------------------------
     John E. Doherty
     President and Director

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


     Date:  January 13, 2003


     Donald K. Dean
     ------------------------------
     Donald K. Dean
     Treasurer and Chief Financial Officer

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002


I, John E. Doherty, President of Protalex, Inc. certify in my capacity as an officer of Protalex that I have reviewed the quarterly report of Protalex on Form 10-QSB for the six month period ended November 30, 2002 and that to the best of my knowledge:

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




Date:  January 13, 2003                           BY:  John E. Doherty
       ----------------                                ----------------------
                                                       John E. Doherty
                                                       President and Director

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002


I, Donald K. Dean, Treasurer and Chief Financial Officer of Protalex, Inc. certify in my capacity as an officer of Protalex that I have reviewed the quarterly report of Protalex on Form 10-QSB for the six month period ended November 30, 2002 and that to the best of my knowledge:

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




Date:  January 13, 2003               BY:  Donald K. Dean
       ----------------                    ---------------------------
                                           Donald K. Dean
                                           Treasurer and Chief Financial Officer