Form 10QSB
period 2003-02-28
PROTALEX INC
filed 2003-04-14
CIK 1099215

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

                For the quarterly period ended February 28, 2003


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no Par Value, 12,253,664 as of February 28, 2003.

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   --------       --------


PART 1
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)

                                February 28, 2003


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................     $  616,174
  Prepaid expense ...............................         23,577
                                                      ----------

         Total current assets ...................                     $  639,751

EQUIPMENT
  Lab equipment .................................        187,555
  Office and computer equipment .................        131,829
  Furniture and fixtures ........................         21,268
  Leasehold improvements ........................         10,685
                                                      ----------

                                                         351,337
  Less accumulated depreciation .................       (264,178)         87,159
                                                      ----------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $3,386...........                         16,915
                                                                      ----------

                                                                      $  743,825
                                                                      ==========


                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................    $    33,903
    Current maturities of long-term liabilities .         11,776
  Payroll and related liabilities ...............          8,782
  Interest payable ..............................             57
                                                      ----------


         Total current liabilities ..............                         54,518

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
    40,000,000 shares, 12,570,735 shares
    issued, 12,253,664 shares outstanding .......      3,755,892
  Common stock, contra ..........................       (368,547)
  Treasury stock, 317,071 shares ................        (30,414)
  Additional paid-in-capital ....................        578,703
  Deficit accumulated during the
    development stage ...........................     (3,246,327)
                                                      ----------

         Total Stockholders' equity .............                        689,307
                                                                      ----------


                                                                      $  743,825
                                                                      ==========


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
          For the Nine Months and Three Months Ended February 28, 2003
                       and 2002 and Period from Inception
                 (September 17, 1999) through February 28, 2003


                                    Nine            Nine           Three           Three       From Inception
                                Months Ended    Months Ended    Months Ended    Months Ended      Through
                                February 28,    February 28,    February 28,    February 28,    February 28,
                                    2003            2002            2003            2002            2003
                                                 (Restated)                      (Restated)
                                ------------    ------------    ------------    ------------    -------------
Revenues ....................   $       --      $       --      $       --      $       --      $       --

Operating Expenses
Research and Development ....       (583,469)       (665,405)       (126,220)       (298,555)     (2,108,017)
Administrative ..............       (512,135)       (196,858)       (128,512)        (37,465)       (803,675)
Professional Fees ...........        (52,953)        (72,638)        (11,337)         (9,938)       (258,622)
Depreciation and Amortization        (10,085)        (11,250)         (2,979)         (2,235)        (45,281)
                                ------------    ------------    ------------    ------------    ------------
  Operating Loss ............     (1,158,642)       (946,151)       (269,048)       (348,193)     (3,215,595)

Other income (expense)
Interest Income .............          8,459           6,430           2,574           2,451          38,738
Interest expense ............         (2,105)         (7,557)           (462)         (1,390)        (60,451)
Loss on disposal ............         (9,019)              0               0               0          (9,019)
                                ------------    ------------    ------------    ------------    ------------
Net Loss ....................     (1,161,307)       (947,278)       (266,936)       (347,132)     (3,246,327)

Weighted average number
of shares outstanding .......     12,181,638      10,951,808      12,254,774      11,490,235      10,331,253

Loss per common share .......   ($      0.10)   ($      0.09)   ($      0.02)   ($      0.03)   ($      0.31)



                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                 (Unaudited) For the Nine Months Ended February
                                28, 2003 and 2002
        and from Inception (September 17, 1999) through February 28, 2003


                                                            Nine             Nine      From Inception
                                                         Months Ended    Months Ended    Through
                                                         February 28,    February 28,   February 28,
                                                            2003             2002          2003
                                                                          (Restated)

Cash flows from operating activities
Net Loss ............................................    (1,161,307)      (947,278)     (3,246,327)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation and amortization .......................        83,759         83,808         280,381
Stock related compensation ..........................       273,385        133,000         406,385
Non cash expenses ...................................             0              0          16,644
Loss on disposition of equipment ....................         9,019              0           9,019
Increase in prepaid expense .........................       (21,975)        (2,873)        (23,577)
Increase (decrease) in payroll related liabilities ..         6,437         (1,926)          8,782
(Decrease) increase in accounts payable .............       (22,202)         1,226          33,903
(Decrease) increase in interest payable .............          (497)        (3,004)             57
Decrease in professional fees payable ...............             0           (190)              0
                                                        -----------    -----------     -----------
Net cash used in operating activities ...............      (833,381)      (737,237)     (2,514,731)

Cash flows from investing activities
Acquisition of intellectual technology license
  -fee portion ......................................             0              0         (20,000)
Acquisition of equipment ............................       (12,424)       (32,086)       (288,069)
Excess of amounts paid for public shell over
  assets acquired to be accounted for as a
  recapitalization ..................................             0              0        (250,000)
Proceeds on disposal of equipment ...................         6,326              0           6,326
                                                        -----------    -----------     -----------
Net cash used in investing activities ...............        (6,098)       (32,086)       (551,743)


Cash Flows from financing activities
  Additional paid-in-capital ........................             0        143,569         183,569
  Proceeds from stock issuance ......................     1,263,001      1,102,000       3,620,401
  Net (purchase) issuance of treasury stock .........       (41,667)          --           (41,667)
  Payment on a note payable to individual ...........          --         (142,830)       (225,717)
  Issuance of note payable to individual ............          --             --           368,546
  Principal payment on installment purchase payable .          --             --          (194,936)
  Principal payment on equipment not payable ........       (27,548)       (22,218)        (27,548)
                                                        -----------    -----------     -----------
Net cash provided by financing activities ...........     1,193,786      1,080,521       3,682,648
                                                        -----------    -----------     -----------
NET INCREASE IN CASH ................................       354,307        311,198         616,174

Cash and cash equivalents, beginning of period ......       261,867        212,254               0

Cash and cash equivalents, end of period ............       616,174        523,452         616,174

Interest paid .......................................         2,482         10,633          57,631

Taxes paid ..........................................           100              0             150


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

10,000 shares of company stock were
issued as part of the cost of acquisition of the
intellectual technology license at inception
 - value at $.03 per share ..........................   $              $               $       300
                                                        ===========    ===========     ===========
100,000 shares of company stock were
issued in exchange for interest payable .............   $              $               $    15,000
                                                        ===========    ===========     ===========

1,644 shares of company stock were
issued in exchange for interest payable .............   $              $               $     1,644
                                                        ===========    ===========     ===========

Lab equipment was acquired through
issuance of installment contract ....................   $              $               $    91,430
                                                        ===========    ===========     ===========


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

          From Inception (September 17, 1999) through February 28, 2003


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

2.  Loss per Common Share

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of " Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2003, the Company had a total of 2,313,922 potentailly dilutive securities.

3.  Stock Based Compensation

    The Company accounts for the options granted to employees using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to paid-in capital.

    Had the Company determined compensation expense based on the fair value at the measurement date for its stock options granted to employees under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                        Nine           Nine       From Inception
                                     Months Ended   Months Ended     Through
                                     February 28,   February 28,    February 28,
                                         2003          2002           2003
                                     ----------     ----------     -----------

Net loss, as reported ..........   $(1,161,307)    $  (947,278)     $(3,246,327)
Add: stock-based employee
     compensation expense
     included in reported
     net loss ..................       606,617         133,000          739,617
Deduct: Stock-based employee
        compensation expense
        determined under fair-
        value method for all
        awards .................      (872,490)       (231,219)      (1,103,709)
                                   -----------     -----------      -----------
Pro forma net loss .............   $(1,427,180)    $(1,045,497)     $(3,610,419)
                                   ===========     ===========      ===========

Loss per share, as reported ....   $      (.10)    $      (.09)     $      (.31)

Proforma loss per share ........   $      (.12)    $      (.10)     $      (.35)

    The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 90-131 percent; risk-free interest rate of 4.16-5.11 percent; and an expected life of three-five years.

4.  Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 amends FASB Statement No. 13 to eliminate the inconsistency between accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also addresses the classification of gains or losses from early extinguishment of debt from extraordinary items to income from continuing operations in certain circumstances. SFAS 145 is effective for financial statements issued on or after May 15, 2002. The Company has adopted SFAS 145 and has determined that it has no impact on the accompanying financial statements.

In June 2002, the FASB issued Statement 146, ACCOUNTING FOR COSTS
ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, but early adoption is encouraged. The Company has elected to early adopt this statement for the year ended May 31, 2003. The Company does not anticipate that adoption of this satement will have material effect on its financial or results of operations.

In December 2002, the FASB issued Statement 148 (SFAS 148), ACCOUNTING
FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE: AN AMENDMENT OF FASB STATEMENT 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, GUARANTOR'S ACCOUNTING AND
DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. A company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically not issued guarantees and does not anticipate FIN 45 will have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 clarifies the application of Accounting Research Bulletin 51, CONSOLIDATED FINANCIAL STATEMENTS, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

NOTE C - RESTATEMENT OF PRIOR FINANCIAL STATEMENTS
The accompanying financial statements include adjustments to restate amounts previously reported in prior quarterly and annual financial statements. The effects of the adjustments are provided below:

                                               3 Month Period                3 Month Period  3 Month Period
                                                    Ending      Year Ending      Ending         Ending
                                                 November 30,      May 31,      August 31,     November 30,
                                                     2001          2002            2002          2002
                                                 -----------    -----------    -----------    -----------
Effect on Net Loss

Net loss, as previously reported .............   $  (306,103)   $(1,158,965)   $  (322,382)   $  (386,925)
Adjustments:
      Compensation expense related
        to grants        (121,500)      (121,500)      (209,908)        24,842
                                                 -----------    -----------    -----------    -----------
Net loss, as restated ........................   $  (427,603)   $(1,280,465)   $  (532,290)   $  (362,083)
                                                 ===========    ===========    ===========    ===========
Loss per share, as previously reported .......   $     (0.03)   $     (0.10)   $     (0.03)   $     (0.03)
                                                 ===========    ===========    ===========    ===========
Loss per share, as restated ..................   $     (0.04)   $     (0.12)   $     (0.04)   $     (0.03)
                                                 ===========    ===========    ===========    ===========
Effect on Liabilities

Total Liabilities, as previously reported ....   $    92,707    $   109,827    $   164,307    $   184,184
Adjustments:
      Deferred compensation related
        to option grants .....................       (11,500)       (11,500)       (36,342)       (61,184)
                                                 -----------    -----------    -----------    -----------
Total Liabilities, as restated ...............   $    81,207    $    98,327    $   127,965    $   123,000
                                                 ===========    ===========    ===========    ===========
Effect on Stockholders' Equity
Stockholders' Equity, as previously reported .   $ 1,024,712    $   344,393    $ 1,268,345    $   856,420
Adjustments:
      Compensation expense related
        to option grants .....................        11,500         11,500         36,342         61,184
                                                 -----------    -----------    -----------    -----------
Stockholders' Equity, as restated ............   $ 1,036,212    $   355,893    $ 1,304,687    $   917,604
                                                 ===========    ===========    ===========    ===========

The options granted by the Company vested immediately upon issuance. The Company previously recorded the intrinsic value of options as deferred compensation and compensation expense based on an estimated exercise life of 5 years, instead of recognizing the options as compensation expense immediately upon vesting when the options were issued, in accordance with Accounting Principles Board No. 25. In addition to the above adjustments, the Company also recorded corrections to report the fair value of certain options granted for consulting services, which also vested immediately, in connection with private placements during August 2002 and November 2002. The effect of these adjustments did not have an impact on Stockholders' Equity or Net Loss as the value of the options were treated as a direct cost of the stock offering, reducing the proceeds with the offsetting impact of issuing the options increasing additional paid in capital. The Company plans to restate previously issued Forms 10-QSB as soon as possible, as well as the May 31, 2002 annual financial statements, to reflect the above adjustments in the proper periods.



NOTE D - STOCK BASED COMPENSATION

    The Company accounts for options granted to employees using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to paid-in capital. All options issued are "stand alone" options.

During the nine month period ended February 28,2003, the Company granted 1,371,922 options to purchase common stock with exercise prices ranging from $1.45 to $1.70. The weighted average exercise price for options granted in the nine month period ended February 28, 2003 was $1.50. During the nine month period ended February 28, 2002, the Company granted options to purchase 100,000 shares of common stock at $1.25 per share. The weighted average exercise price of options exercisable at February 28, 2003, which totaled 608,680, was $1.47.


NOTE E - BOARD ACTIONS

1. On December 16, 2002, an amendment to the Company's Bylaws was passed to allow for a minimum of five (5) Directors and a maximum of seven (7) Directors.

2. On December 16, 2002, the Board approved an employment offer for Steven Kane, and it was signed the same day by Mr. Kane, appointing him President and CEO.

3.     On January 1, 2003, the Board appointed Steven Kane as a Director.

NOTE F - SUBSEQUENT EVENT

1. Protein Chemist Joseph Dervan, Ph.D began work on April 3, 2003 on a project to characterize the active subcomponents of Protalex's target drug.

                                 Protalex, Inc.
                      (A Company in the Development Stage)


PART 1
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDING PLAN OF OPERATION

The Company's principal activities consist of preparing for a Company sponsored investigational new drug (IND) application for treating Rheumatoid Arthritis
(RA) to be submitted to the FDA in the third quarter of calendar year 2003 and continued laboratory research and development on its bioregulator technology. The Company continues to pursue a balance of in-house and outsourced research addressing FDA requirements for the Company's IND application, gathering data for other possible diseases, and generally broadening its intellectual property base.

 The raising of an additional funds is planned during 2003 to fund FDA Phase I/II clinical trials along with continued implementation of research plans and execution of a broader patent strategy. A pre-clinical animal safety study for Rheumatoid Arthritis has been completed, and the results are being compiled for inclusion in the FDA IND application. In order to strengthen Protalex's control of the drug formulation components, the Company has an FDA-approved lab to manufacture a drug used in Phase I-II human clinical trials. Meanwhile in-house laboratory work to fulfill FDA requirements continues, both in the area of drug formulation and stability and toxicological analyses. The Company has hired a protein Chemist to lead a drug analysis and formulation project.

Please refer to the Company's 10-KSB filing (May 31, 2002) for more information on the Company's technology and risk factors.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations for the nine-month periods ended February 28, 2003 and 2002 was $833,381 and $737,237, respectively. The primary reason for the increase in cash used in operations during the nine-month period ended February 28, 2003, as compared to the same period in the prior year, was that the Company continues to incur net losses.

Operating loss increased to $1,158,642 for the nine month period ended February 28, 2003 from $946,151 for the nine month period ended February 28, 2002 due to increased expenses related to pre-clinical animal studies and FDA
Investigational New Drug application preparation.

CAPITAL SOURCES

Protalex, Inc. successfully completed a private placement in July, 2002, receiving funds of $1,263,000 for 842,000 shares of common stock. Issued with these common shares were 842,000 warrants exercisable at $3.50 per share, expiring May 31, 2005.

ADEQUACY OF CAPITAL

As of February 28, 2003, the Company's net working capital was a $506,051 and its total cash and cash equivalents was $616,174. The Company expects to experience operating losses and negative cash flow for the foreseeable future. Therefore, it does not have sufficient cash to sustain those operating losses without additional financing. The Company intends to continue to seek to raise equity or debt financing. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. If the Company cannot obtain additional financing in a timely manner, it will not be able to continue operations. In addition, the Company has received a report, dated August 15, 2002, from its prior independent auditors covering its financial statements for the fiscal years ended May 31, 2002 and 2001 containing an explanatory paragraph that states the Company's financial condition and results of operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The Company's current independent auditors have also advised the Company that its financial condition and results of operations as of and for the nine-month period ended February 28, 2003 raises substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002


         Research and development expenses decreased $172,335, or 58%, from $298,555 for the quarter ended February 28, 2002 to $126,220 for the quarter ended February 28, 2003. The decrease is primarily due to reduction of personnel costs during fiscal year 2003. Administrative expenses increased $91,407, or 243%, from $37,465 for the quarter ended February 28, 2002 to $128,512 for the quarter ended February 28, 2003. The increase was primarily due to the addition of two administrative positions during fiscal year 2003 and the compensation expenses associated with the issuance of stock options.


RESULTS OF OPERATIONS - NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2002


         Research and development expenses decreased $81,936, or 12% from $665,405 for the nine-month period ended February 28, 2002 to $583,469 for the period ended February 28, 2003. The decrease is primarily due to a reduction in personnel expenditures in 2003 because of a change in research focus. Administrative expenses increased $315,277 or 160% from $196,858 for the nine-month period ended February 28, 2002 to $512,135 for the period ended February 28, 2003. The increase is mainly due to the addition of two administrative positions during fiscal year 2003 and the compensation expenses associated with the issuance of stock options.

PART 1
ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its president, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On April 12, 2003, Steven H. Kane and Donald K. Dean, representing all of the officers and directors of Protalex, Inc., evaluated Protalex's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

      Exhibit
      Number                     Exhibit Name

       6.B          A report on Form 8-K was filed on February 28,
                    2003, which detailed the resignation of Atkinson & Co. as Protalex's certifying accountant, and the engagement of Grant Thornton, LLP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.


DATE:     April 12, 2003                        BY:   Steven H. Kane
          ----------------                            ----------------------
                                                      Steven H. Kane
                                                      President and Director






  CERTIFICATION OF THE 10-QSB BY THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                 FINANCIAL OFFICER -NEW EXCHANGE ACT RULES 13A-
                                   14, 15D-14


I, Steven H. Kane, certify that:

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


     Date:  April 12, 2003


     Steven H. Kane
     ------------------------------
     Steven H. Kane
     President and Director








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


     Date:  April 12, 2003


     Donald K. Dean
     ------------------------------
     Donald K. Dean
     Treasurer and Chief Financial Officer


        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Steven H. Kane, President of Protalex, Inc. certify in my capacity as an officer of Protalex that I have reviewed the quarterly report of Protalex on Form 10-QSB for the nine month period ended February 28, 2003 and that to the best of my knowledge:

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




Date:  April  12, 2003  BY:                            Steven H. Kane
       ----------------                                ----------------------
                                                       Steven H. Kane
                                                       President and Director


        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Donald K. Dean, Treasurer and Chief Financial Officer of Protalex, Inc. certify in my capacity as an officer of Protalex that I have reviewed the quarterly report of Protalex on Form 10-QSB for the nine month period ended February 28, 2003 and that to the best of my knowledge:

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




Date:  April 12, 2003               BY:    Donald K. Dean
       ----------------                    ---------------------------
                                           Donald K. Dean
                                           Treasurer and Chief Financial Officer