Form 10KSB/A
period 2003-05-31
PROTALEX INC
filed 2003-08-28
CIK 1099215

Form 10-KSB/A

                    [As last amended in Release No. 33-7505,
                   effective January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the fiscal year ended            May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to

        Commission file number                 000-28385

                                 Protalex, Inc.
                 (Name of small business issuer in its charter)

           New Mexico                                  91-2003490
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

     717 Encino Pl. N.E. Suite 17                          Albuquerque, NM 87102
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                    (505) 243-8220

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

As discussed in Note I to the financial statements, an error resulting in an understatement of compensation expense related to the reporting of Company issued stock options as of May 31, 2002, was discovered subsequent to the issuance of our report on those financial statements dated August 15, 2002. Accordingly, the accompanying May 31, 2002 financial statements have been restated to correct the error.

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


                                                    Atkinson & Co., Ltd.

Albuquerque, New Mexico
August 15, 2002 (except for Note I,
for which the date is July 17, 2003)

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEET
                                 (As Restated)

                                  May 31, 2002


                                     ASSETS

CURRENT ASSETS
  Cash ..........................................    $   261,867
  Prepaid expense ...............................          1,602
                                                     -----------
         Total current assets ...................                    $   263,469

EQUIPMENT
  Lab equipment .................................        178,496
  Office and computer equipment .................        157,643
  Furniture & fixtures ..........................         21,268
  Leasehold improvements ........................         10,685
                                                     -----------

                                                         368,092
  Less accumulated depreciation .................       (195,018)        173,074
                                                     -----------
OTHER ASSETS
   Intellectual technology property, net of
    accumulated amortization of $2,623 ..........                         17,677
                                                                     -----------



                                                                     $   454,220
                                                                     ===========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................    $    56,105
  Payroll taxes payable .........................          2,345
  Interest payable ..............................            553
  Current maturities of
    long-term liabilities .......................         36,338
                                                     -----------
         Total current liabilities ..............                    $    95,341

LONG-TERM LIABILITIES, less
  current maturities
  Equipment note payable ........................                          2,986
                                                                     -----------

         Total liabilities ......................                         98,327

STOCKHOLDERS' DEFICIT
  Common stock, no par value,
    authorized 40,000,000 shares,
    11,728,735 shares issued,
    11,490,235 shares outstanding ...............
    238,500 shares in the treasury
    at $0 cost ..................................      2,492,891
  Common stock, contra ..........................       (368,547)
  Additional paid in capital ....................        316,569
  Deficit accumulated during
    the development stage .......................     (2,085,020)        355,893
                                                     -----------     -----------

                                                                     $   454,220
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF OPERATIONS

            From Inception (September 17, 1999) through May 31, 2002


                                                                  From Inception
                                     Year Ended                       Through
                                    May 31, 2002     Year Ended     May 31, 2002
                                    (As Restated)   May 31, 2001   (As Restated)
                                    ------------    ------------    ------------
Revenues ........................  $       --      $       --      $       --

Operating Expenses
  Research and development ......      (918,022)       (452,102)     (1,493,615)
  Administrative ................      (252,436)        (42,223)       (322,472)
  Professional fees .............       (91,289)        (36,859)       (205,668)
  Depreciation and amortization .       (17,393)        (11,261)        (35,197)
                                   ------------    ------------    ------------
          Operating Loss ........    (1,279,140)       (542,445)     (2,056,952)

Other income (expense)
  Interest income ...............         7,381          12,228          30,278
  Interest expense ..............        (8,706)        (23,649)        (58,346)
                                   ------------    ------------    ------------
          NET LOSS ..............  $ (1,280,465)   $   (553,866)   $ (2,085,020)
                                   ============    ============    ============

Weighted average number of common
  shares outstanding ............    11,343,640       9,663,509       9,820,145
                                   ============    ============    ============

Loss per common share ...........  $       (.11)   $       (.06)   $       (.21)
                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' EQUITY

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                 Common Stock          Additional       Common         In The
                                           -------------------------     Paid in        Stock-       Development
                                              Shares       Amount        Capital        Contra          Stage          Total
                                           -----------   -----------   -----------    -----------    -----------    -----------
September 17, 1999 -- initial issuance
  of 10,000 shares for intellectual
  technology license at $.03 per share .        10,000   $       300   $      --      $      --      $      --      $       300

September 30, 1999 -- cost of public
  shell acquisition over net assets
  acquired to be accounted for as a
  recapitalization .....................          --            --            --         (250,000)          --         (250,000)

October 27, 1999 -- issuance of 84
  shares to individual for $25,000 .....            84        25,000          --             --             --           25,000

November 15, 1999 -- reverse merger
  transaction with Enerdyne
  Corporation, net transaction amounts .     8,972,463       118,547          --         (118,547)          --             --

November 15, 1999 -- treasury shares -
  Enerdyne  $-0- cost ..................       238,500          --            --             --             --             --

November 18, 1999 - February 7, 2000
  -- issuance of 459,444 shares to
  various investors at $0.36 per share .       459,444       165,400          --             --             --          165,400

January 1, 2000 -- issuance of 100,000
  shares in exchange for legal services        100,000        15,000          --             --             --           15,000

May 1 - 27, 2000 -- issuance of 640,000
  shares to various investors at $1.00
  per share ............................       640,000       640,000          --             --             --          640,000

May 27, 2000 -- issuance of 1,644 shares
  to individual in exchange for interest
  due ..................................         1,644         1,644          --             --             --            1,644

December 7, 2000 -- issuance of 425,000
  shares to various investors at $1.00
  per share ............................       425,000       425,000          --             --             --          425,000

November 7, 2001 - issuance of 881,600
  at $1.25 per share ...................       881,600     1,102,000          --             --             --        1,102,000

Additional paid in capital .............          --            --         316,569           --             --          316,569

Net loss from prior periods ............          --            --            --             --         (804,555)      (804,555)

Net loss for the year ..................          --            --            --             --       (1,280,465)    (1,280,465)
                                           -----------   -----------   -----------    -----------    -----------    -----------

                                            11,728,735   $ 2,492,891   $   316,569    $  (368,547)   $(2,085,020)   $   355,893
                                           ===========   ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENT OF CASH FLOWS

 Periods from Inception (September 17, 1999) through May 31, 2002 (As Restated)

                                                                                     From Inception
                                                          Year Ended    Year Ended       Through
                                                         May 31, 2002   May 31, 2001   May 31, 2002
                                                         -----------    -----------    -----------
Cash flows from operating activities
  Net loss ...........................................   $(1,280,465)   $  (553,866)   $(2,085,020)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................       111,102         78,980        196,625
      Noncash compensation expense ...................       133,000           --          133,000
      Non cash expenses ..............................          --             --           16,644
      Decrease in interest receivable ................          --           10,669           --
      Decrease (increase) in prepaid expense .........        15,539        (16,641)        (1,602)
      (Decrease) increase in payroll taxes payable ...        (2,307)         3,877          2,345
      (Decrease) increase in interest payable ........        (2,451)        (4,758)           553
      (Decrease) increase in professional fees payable          (192)        (7,592)          --
      (Decrease) increase in accrued compensation ....       (17,922)        12,804           --
      Increase in accounts payable ...................        56,105           --           56,105
      Increase (decrease) in related party advance
       and licenses fee payable ......................          --          (40,000)          --
                                                         -----------    -----------    -----------

         Net cash used in operating activities .......      (987,591)      (516,527)    (1,681,350)
                                                         -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --             --          (20,000)
  Acquisition of equipment ...........................       (38,116)      (164,849)      (275,645)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --             --         (250,000)
  Note receivable from individual ....................          --          118,547           --
                                                         -----------    -----------    -----------

         Net cash used in investing activities .......       (38,116)       (46,302)      (545,645)
                                                         -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from stock issuance .......................     1,102,000        425,000      2,357,400
  Principal payment on installment purchase payable ..      (170,249)       (24,687)      (194,936)
  Additional paid-in-capital .........................       143,569         40,000        183,569
  Principal payment on note payable individual .......          --         (225,717)      (225,717)
  Issuance of note payable to individual .............          --             --          368,546
                                                         -----------    -----------    -----------

         Net cash provided by financing activities ...     1,075,320        214,596      2,488,862
                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ......................        49,613       (348,233)       261,867

Cash, beginning of period ............................       212,254        560,487           --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $   261,867    $   212,254    $   261,867
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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED

        Periods from Inception (September 17, 1999) through May 31, 2002

                                                                                            From Inception
                                                          Period Ended                         Through
                                                          May 31, 2002     Period Ended      May 31, 2002
                                                          (As Restated)    May 31, 2001      (As Restated)

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

      From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)



NOTE E - INCOME TAXES

The Company has no taxable income and no income tax liability during the reported period of operation.

The net loss reported on the statement of operations ($1,280,465) as well as the net loss carried from 2001 ($804,555) is available to offset future taxable income. The net operating losses (NOL) expires in 15 years and 14 years, respectively, if not utilized during that time. No deferred tax asset has been recorded for the NOL as an equivalent valuation allowance applies against it in recognition of the Company's uncertainty as a going concern.

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

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

RESTATEMENT INFORMATION
-----------------------

The accompanying balance sheet, statement of operations, statement of stockholders deficit and statement of cash flows have been restated to recognize the cost to the Company of issuing a stock option to one of its non-employee directors. The option vested immediately, has a ten year term and has an exercise price of $1.25 per share. The Company accounted for the option in accordance with APB Opinion No. 25 and has recognized compensation expense based on the intrinsic value method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company stock on the measurement (grant) date. Because the option vested immediately, $133,000 of compensation expense was recorded during the year ended May 31, 2002. Previously, $11,500 of expense was recorded on this option. Accordingly, net loss was increased by $121,500 to reflect immediate vesting.

Had the Company determined compensation expense based on the fair value at the measurement date for its stock option under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                                               From Inception
                            Year Ended        Year Ended          Through
                           May 31, 2002      May 31, 2001       May 31, 2002
                           ------------      ------------       -------------
Net loss, as reported     $ (1,280,465)      $  (553,866)       $ (2,085,020)
Proforma net loss           (1,166,361)         (553,866)         (1,970,916)

Loss per share, as
reported                          (.11)             (.06)              (.21)
Proforma loss per share           (.10)             (.06)              (.22)

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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

     From Inception (September 17, 1999) through May 31, 2002 (As Restated)


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