Form 10KSB
period 2003-05-31
PROTALEX INC
filed 2003-08-29
CIK 1099215

Microsoft Word 10.0.2627;1


                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

        For the fiscal year ended            May 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $41,406,451 as of August 25, 2003.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,244,379 as of August 25, 2003.

        Transitional Small Business Disclosure Format (check one):

 Yes       No    X

                                             Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (which will be filed within 120 days after the close of the Company's fiscal year ended May 31, 2003) are incorporated by reference. With the exception of those portions which are specifically incorporated by referenced in this 10-KSB Annual Report, the Proxy Statement for the 2003 Annual Meeting of Stockholders is not deemed to be filed as a part of this Report.

ITEM I - DESCRIPTION OF BUSINESS

Overview


Protalex, Inc. ("Protalex" or the "Company") is a development stage company engaged in developing a class of human pharmaceuticals from organic molecules which in pre-clinical trials have demonstrated effectiveness in regulating the immune system with persisting effects. The autoimmune disease initially targeted by the Company is Rheumatoid Arthritis (RA). It currently has no product on the market. The Company was incorporated on April 23, 1958 and became Protalex pursuant to a reverse merger with Enerdyne in 1999.


Protalex's bioregulatory compounds are based upon the principal of influencing cellular activities at a more basic level than traditional pharmaceutical agents, which act upon the end products of complex metabolic pathways. In autoimmune disease models, the Company's target drug has induced reversal of the pathologic process and has resulted in a restoration of tissue integrity and function. The Company intends to bring this biotechnology to bear on a range of serious autoimmune conditions with millions of sufferers worldwide.

Pre-clinical trials demonstrating safety and efficacy in animals have been completed. The company is now preparing to file an Investigational New Drug
(IND) application with the Food and Drug Administration (FDA) for human clinical trials expected to begin in 2004. In preparation for filing the IND, the Company is producing the drug at a contract laboratory, designing clinical trial protocols, and developing assays to measure drug concentrations and systemic effects in upcoming clinical trials.

About Bioregulation

The immune system exists to protect the body from foreign agents such as bacteria and viruses. In normal functioning, a complex set of interactions results in the destruction of these outside bodies. An important aspect of this process is the ability to recognize self (normal tissue) from non-self (foreign agents). Autoimmune diseases such as Rheumatoid Arthritis, Lupus, Crohn's, Insulin-Dependent Diabetes, and Multiple Sclerosis result when this self-recognition goes awry and the immune system mistakenly identifies normal tissue as foreign. In Rheumatoid Arthritis the dysregulation of the immune system causes the joint lining to form invasive tissue that degrades cartilage and bone. With the current treatments available, prevention of long-term damage in Rheumatoid Arthritis requires ongoing indefinite drug therapy. The vast majority of FDA approved drugs for the treatment of Rheumatoid Arthritis carry significant side effects. They generally target specific products of the immune response that are formed well after the system has lost its ability to self-regulate. Protalex's bioregulator on the other hand, addresses the fundamental pathogenic dysregulation that causes the initial abnormal response.

Protalex has discovered a method of "resetting" the immune system by deactivating the immune response via the use of a bioregulator, which has been shown to have no side effects at treatment dosages and works very early in the immune response to prevent the activation of lymphoid cells and the secretion of pathogenic cytokines. In the animal model specifically designed to evaluate the efficacy of anti-arthritic drugs, the Company's bioregulator has not only inhibited the acute inflammation but also repaired and/or reversed the tissue damage caused by inflammatory response.

Animal Studies

Protalex's Bioregulator has proven effective in two clinical standard mouse autoimmune models:

Collagen-Induced Arthritis - Mice received two injections of collagen in order to stimulate an inflammatory response, then one group was treated with Protalex's bioregulator, a second group received a leading commercially available treatment and the control group was injected with saline solution. The mice were scored daily on joint size and loss of function. The results showed that Protalex's bioregulator and the currently popular treatment performed similarly over the first 20 days of treatment, slowing disease progression as compared with the control group. After 20 days, the Protalex-treated mice improved and approached baseline "healthy" level, whereas the mice treated with the currently available RA treatment showed a resumption of joint inflammation and tissue damage until sacrifice at day 35.

BXSB Mice - These animals are genetically-predisposed to autoimmune diseases, and this model is used to evaluate drugs for RA,as well as Lupus, Crohn's disease and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factoral and usually treated by multiple drug regimens. In these studies mice were treated three times per week and sacrificed at regular intervals; their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement (splenomegaly) was lower than the controls at almost every point, demonstrating the ability of Protalex's drug to delay the onset and severity of this disease indicator. Protalex's treatment also reduced non-specific immunoglobulin production and specific auto-antibody production and readjusted T and B cell number and function. All these effects represent a whole animal change in this complex disease syndrome.

Pre-clinical safety studies have shown no adverse events:

Toxicological studies in New Zealand rabbits - Protalex's drug was injected three times per week over fifteen weeks into a rabbit species selected for comparability to humans in preparation for the FDA Phase I trials. All animals survived to scheduled euthanasia. No significant clinical or injection site reactions were observed. No toxicologically meaningful differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis or organ weight data. These study results are a crucial component of Protalex's IND Application.


Markets

RA will be the first autoimmune disease targeted and is the primary and immediate focus of the Company. RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which currently available treatments are expensive and only marginally effective.

RA is a serious autoimmune disorder that causes the body's immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. More than 5 million people suffer from RA worldwide. Pharmaceuticals for RA represent an $8 billion market with a projected growth rate of 10% per year through the end of the decade.

Currently, no uniformly effective treatment for RA exists. Current treatments are costly, and in most cases must be continued for decades. In contrast, the Company believes that bioregulator therapy will be much more cost effective and administered by weekly injections over the course of a few months.

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

The second major goal is the development of synthetic analogs to the Company's first pharmaceutical product. The characterization of the active component of the Company's first product is underway and the synthetic chemistry project will follow. This synthetic focus for the Company will provide more comprehensive patent protection, as well as insight into future drugs.

The third goal of the Company is to pursue FDA approval to treat other autoimmune diseases, where its drug's ability to decrease the inflammatory response will abrogate the underlying disease processes. The BXSB animal model is a generalized autoimmune model, so efficacy in pre-clinical trials shows promise in treating other conditions. The Company is planning pre-clinical studies in Lupus and Crohn's Disease during 2004 and 2005, upon completion of significant milestones in the RA trials.

Competition

Because of the small treatment dosages and relatively simple production process, Protalex's compound has a potential competitive advantage. Current RA treatments are characterized by complex manufacturing methods, which have led to production problems and have resulted in an average annual retail cost of $13,000 to $30,000 per patient. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the symptoms of RA and slow its progress. Available treatment options include:

 * Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the recently introduced COX-2 inhibitors;

 * Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;

 * TNF (Tumor Necrosis Factor) inhibitors, currently represented by Immunex Corporation's Enbrel-Registered Trademark;

 * "Immunoadsorption Therapy", now in limited use in Europe and the United States, entailing weekly sessions during which a patient's blood is separated and passed through a molecular filter.

In all, at least a dozen large and small pharmaceutical companies are active in this market, with Immunex Corporation and Johnson & Johnson, Inc. dominating the market with their respective products, Enbrel-Registered Trademark and Remicade-Registered Trademark. Abbot's Humira-Registered Trademark is a recent entry into the RA market, with $150 million projected first year sales. Despite intense media attention and enormous sales, the long-term efficacy of these compounds remains to be evaluated.

Operations

The Company is currently executing a plan for FDA IND approval and inception of human trials in 2004, broadening its intellectual property and developing the corporate base for commercialization of its bioregulator products. The Company's business and laboratory operations are located in a leased space in Albuquerque, New Mexico. The Company contracts with Charles River Laboratories in the United States and Eurogentec in Belgium to conduct animal trials and to manufacture its drug for use in research and development (R&D) and clinical trials. The Company plans to contract with the site management organization Rheumatology Research International to run its clinical trials.

The Company's in-house research includes elucidating the mechanism of action, characterizing the active subcomponent of its drug molecule, and developing synthetic derivatives. Lab staff also is designing assays to screen derivative compounds for activity, measure drug concentrations in the blood and measure systemic effects to be used in evaluating clinical trial data.

Reverse Merger

In September 1999, Protalex acquired a majority of the issued and outstanding shares of common stock of Enerdyne from Don Hanosh, pursuant to a Stock Purchase Agreement between Protalex, Enerdyne and Mr. Hanosh. Under the Stock Purchase Agreement, in consideration for Mr. Hanosh's shares of common stock, Protalex executed a Promissory Note in the amount of $368,546.00 in favor of Mr. Hanosh, which has been paid in full.

In November 1999, Protalex merged with and into Enerdyne pursuant to a Merger Agreement and Plan of Reorganization (the "Merger Agreement"), and Enerdyne changed its name to Protalex, Inc., thereby creating the Company. Under the Merger Agreement, each share of Protalex common stock outstanding immediately prior to the effective date of the merger was converted into 822 shares of the Company's common stock. After the merger, Protalex's former shareholders held approximately 92% of the shares of common stock of the Company, and Enerdyne's former shareholders held approximately 8% of the shares of common stock of the Company.

Business and Marketing Strategy

The Company has concluded four prior private placements of its common stock, raising $3.4 million and carrying the Company through early research and Pre-Clinical Trials. The current private placement, targeted to raise approximately $12 million, is intended to carry the Company through Phase II clinical trials. The Company believes this financing will close in September 2003.

The Company expects that, if it is granted all regulatory approvals, its bioregulator products will be competitive throughout the global market. As its target drug moves closer to the marketing stage, the Company intends to enter into collaborative arrangements with larger strategic partners to market and sell the Company's products in the United States and in foreign markets. The Company expects that these partners will be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and clinical trials required to obtain regulatory approval. In return for such payments, the Company will grant these partners exclusive or semi-exclusive rights to market certain of its products in particular geographical regions.

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

In order to obtain FDA approval of the Company's drugs, extensive pre-clinical and clinical tests must be conducted and a rigorous clearance process must be completed. Final approval by the FDA for safety and efficacy may take several years and require the expenditure of substantial resources.

The FDA approval process entails several steps. The Company has completed a major preliminary step, pre-clinical trials, in which the Company demonstrated the safety and efficacy of its products through in vitro and in vivo laboratory animal testing.

Upon compilation of data from pre-clinical trials, and final formulation, packaging and stability testing of the Company's drug, the Company will submit an IND Application to the FDA before it can begin human clinical trials. The purpose of the IND is to confirm pre-clinical research data.

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

The results of the pre-clinical and clinical trials are submitted to the FDA in the form of a New Drug Application (NDA). The approval of an NDA may take substantial time and effort. In addition, upon approval of an NDA, the FDA may require post marketing testing and surveillance of the approved product, or place other conditions on their approvals.

Sales of new drugs outside the United States are subject to foreign regulatory requirements that differ from country to country. Foreign regulatory approval of a product must generally be obtained before that product may be marketed in those countries.

The Company has discussed, with the FDA, the final requirements for its IND submission and initiation of human safety testing of the Company's RA bio-regulator. These requirements include a short "bridging study" to correlate the lots used in animal trials with the Company-manufactured product to be used in human clinical trials. Upon anticipated IND approval in 2004, the Company expects to begin human clinical trials of safety and efficacy in patients with advanced and intractable RA. This full-scale study will be supervised by Dr. Arthur Bankhurst, a renowned rheumatologist, and should be completed in approximately two years. Dr. Bankhurst is a director and shareholder of the Company. Once the trials are finished, an application for FDA authorization to produce and market the product will be filed, with final approval estimated to take an additional six months.

Patents, Trademarks, and Proprietary Technology

The Company's success will depend on its ability to maintain its trade secrets and proprietary technology in the United States and in other countries, and to obtain patents for its bioregulatory technology. The Company filed an initial usage patent in April 2002. Laboratory work has begun to characterize derivatives and develop synthetic analogs to its first drug, for which the Company will pursue additional patents as appropriate.

The Company has completed a trademark search for the name "Protalex," and is proceeding with filing on an "Intent To Use" basis with its patent and trademark counsel, Pillsbury Winthrop, LLP.


Risks Related To The Company's Business

This 10KSB Statement Contains Forward-Looking Statements Which May Differ
From The Company's Actual Future Results. This 10KSB contains forward-looking statements that involve substantial risks and uncertainties. These statements are identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Statements that contain these words should be read carefully because they discuss the Company's future expectations, contain projections of the Company's future results of operations or of the Company's financial condition, and state other "forward-looking" information. The Company believes it is important to communicate its expectations. However, there may be events in the future that the Company is not able to accurately predict which the Company has no control.

The risk factors listed in this section, as well as any other cautionary language appearing in this 10KSB, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the Company's forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this 10KSB could have an adverse effect on the Company's business, results of operations and financial condition.

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

The Company May Not Be Able To Manufacture Its Bioregulator Products In Commercial Quantities And May Have To Incur Significant Costs To Meet Its Manufacturing Requirements. Currently, the Company does not possess the facilities or equipment to manufacture its products. The Company intends to contract with a third party or parties to manufacture its products for commercial distribution. However, although production processes for the key compounds are thoroughly documented, such third party or parties could encounter problems manufacturing sufficient quantities of the Company's products for these purposes. Therefore, the Company may have to make significant investments to construct or lease facilities sufficient to meet its long-term manufacturing requirements. See "Operations."

The Company May Not Be Able To Protect Or Maintain The Security Of Its Patents Or Other Proprietary Information. The Company has filed for one patent, and intends file additional patents and to prosecute and maintain patents for this technology. Conceivably, the Company may be unsuccessful in obtaining additional patents and in avoiding infringements of patents granted to others. Even if patents are granted to the Company, the enforceability of patents issued to biotechnology and pharmaceutical firms is often highly uncertain, and existing law may not protect the Company's patents.

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

The Company relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. The Company requires that each of its employees, consultants, and contract laboratories enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company. However, these confidentiality agreements may not be honored and the Company may be unable to protect its rights to its unpatented trade secrets. Dissemination of this proprietary information might allow others to develop bioregulator products that would compete with those of the Company, diminishing the Company's sales and market share.

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

The Company Is Dependent Upon Key Personnel For Its Growth.

The success of the Company's operations during the foreseeable future will depend largely upon the continued services of the following individuals:
Mr. Steven Kane, the Company's President, and Dr. Dennis Vik, the Company's Chief Scientist. The loss of the services of Mr. Kane or Dr. Vik could have a material adverse impact on the Company. Dr. Vik has not entered into employment agreements with the Company.


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

Recently Enacted And Proposed Changes In Securities Laws And Regulations Are Likely To Increase Company Costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of the Company's corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. The Company expect these developments to increase its legal and financial compliance costs. These developments may make it more difficult and more expensive to obtain director and officer liability insurance, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult to attract and retain qualified members of Protalex's board of directors, particularly to serve on the audit committee, and qualified executive officers. The Company is presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs.

The Company's Public Shares Are Illiquid And Their Price is Subject to Potential Volatility.

The market price of the shares of the Company's common stock is highly volatile, mainly due to the public market for the shares. Factors such as fluctuation the Company's operating results, the introduction of new products or services by the Company or its competitors, and general market conditions may also have a significant effect on the market price of the Company's common stock.

The Company Needs Additional Funding.

The Company is dependent upon equity financing to fund research and development and commercialization of the drug. The Company does not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain components of its business plan.

Employees

The Company currently has six full-time employees. None of the Company's employees are represented by an organized labor union. The Company believes its relationship with its employees is very good and it has never experienced an employee-related work stoppage. The Company will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute its business plan, carry out product development and secure advantages over its competitors. No assurances can be given that the Company will be able to pay the higher salaries necessary to retain such skilled employees.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's office and laboratory is located in a space at 717 Encino NE, Suite 17, Albuquerque, New Mexico 87102. The Company leases this property pursuant to a three-year lease agreement, which ends April 30, 2004, with an option to purchase, at any time, the property for $70,000.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings. The Company is not aware of threatened legal proceedings to which any person, officer, affiliate of Protalex or any owner of more than 5% of Protalex stock is an adverse party to or has a material interest adverse to Protalex.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2003.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "PRTX".

The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices for the common stock of Protalex for the last two fiscal years. The Company's fiscal year-end is May 31. The quotations are taken from Internet quotation sources. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Average daily volume was 1,043, and the annual average closing price was $1.85 for the year ended May 31, 2003.

                             High  Low
                             ----  ---
  Fiscal Year 2002
    First Quarter            2.88  1.69
    Second Quarter           3.94  2.13
    Third Quarter            3.30  2.19
    Fourth Quarter           3.19  2.25

  Fiscal Year 2003
    First Quarter            2.85  1.17
    Second Quarter           1.91  1.21
    Third Quarter            3.05  1.35
    Fourth Quarter           3.25  1.22

At May 31, 2003 the Company had 12,247,450 shares of common stock outstanding, which were held by 383 holders of record. The transfer agent for the Company's common stock is Standard Registrar & Transfer Agency, PO Box 14411, Albuquerque, NM 87111.

Dividend Policy. No dividends have been declared or paid to date on any capital stock of the Company. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

In May 2000, the Company completed a private placement of 640,000 shares of its common stock, at an offering price of $1.00 a share to various investors. In this offering, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as an exemption to the registration requirements of the Securities Act. Subscription agreements executed by each investor attested to the fact they such investor was an accredited investor, as such term is defined in Regulation D, promulgated under the Securities Act.

In November 2001, the Company sold 881,600 shares of unregistered common stock, pursuant to Section 4(2) of the Securities Act, at $1.25 per share to various investors. Each investor executed a subscription agreement, attesting to such investor's accredited status.

On December 7, 2000, the Company issued 425,000 shares of its common stock to various investors, pursuant to a private placement exempt under Section 4(2) of the Securities Act. Each investor executed a subscription agreement confirming its accredited status.

On November 26, 2001, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company, at an exercise prices of $1.50 a share, to William Hitchcock, a director of the Company, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on November 26, 2011. The options were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

On June 1, 2002, the Company issued options to purchase up to 125,000 shares of restricted common stock of the Company to Frederick Kuckuck, an employee of the Company, at an exercise prices of $1.50 a share, in exchange for his services as an employee of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on June 1, 2004. The options were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

In July 2002, the Company offered 842,000 units, comprised of one share of common stock and one warrant to purchase common stock, for $1.50 a unit. The units were sold, in varying amounts, to various investors. Each investor certified its accredited status in executed subscription agreements, upon which the Company based its reliance on the exemption in Section 4(2) of the Securities Act.

On July 18, 2002, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to Thomas Stagnaro, a director of the Company, at an exercise prices of $1.50 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire July 18, 2012. The options were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

On October 24, 2002, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to Thomas Stagnaro, a director of the Company, at an exercise prices of $1.45 a share, in exchange for his services as a consultant to the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on October 24, 2012. The options were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

On December 16, 2002, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to William Hitchcock, a director of the Company, at an exercise prices of $1.70 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on December 16, 2012.

On December 16, 2002, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Thomas Stagnaro, a director of the Company, at an exercise prices of $1.70 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on December 16, 2012.

On December 16, 2002, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Arthur Bankhurst, a director of the Company, at an exercise prices of $1.70 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on December 16, 2012.

On December 16, 2002, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Frank Dougherty, a director of the Company, at an exercise prices of $1.70 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on December 16, 2012.

On December 16, 2002, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to John Doherty, a director of the Company, at an exercise prices of $1.70 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and are fully vested. The options will expire on December 16, 2012.

On January 15 to May 15, 2003, the Company issued 41,670 shares of common stock to its President, Steven Kane, in lieu of compensation.

On May 14, 2003, the Company issued common stock to Joe Dervan, an employee, as compensation.


ITEM 6 - PROTALEX INC. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Pre-clinical safety studies for Protalex's target drug were completed in May, 2003 with no significant clinical reactions and no toxicologically meaningful differences between the test and control groups. These studies and the pre-clinical efficacy studies concluded in 2002 lay the foundation for the Investigational New Drug (IND) Application for treating Rheumatoid Arthritis
(RA) to be submitted to the FDA in fourth quarter of calendar year 2003. IND-related activities include manufacturing Protalex's drug for Phase I and II clinical trials, arranging for packaging and testing, designing clinical trial protocols and designing an animal "bridging study" to compare the lots used in animal trials with the Company-manufactured product to be used in human clinical trials. These IND-related activites will occur during the next 12 months.

The Company is planning to raise an additional $10 to $12 million through a private placement it intends to closing within the near future. This financing will satisfy the Company's cash needs for the next 24 months. The proceeds of this private placement will be used to fund FDA Phase I/II clinical trials, execute a broader patent strategy and continue research into other autoimmune disease indications.

After the July, 2002 Pre-IND meeting with the FDA, the Company had additional discussions with the FDA to further define the steps necessary for progression through Phase I and II clinical trials. Other ancillary projects arising out of discussions with the FDA include in-house laboratory work regarding drug formulation and stability and developing measures of immunogenicity. Protalex's contract laboratory in Europe, Eurogentec, is scheduled to produce an early lot of the Company's Drug for stability testing in third quarter of calendar year 2003, and a final lot to be released in first quarter of calendar year 2004, in time for Phase I clinical trials.

In the area of intellectual property and derivative drug development, Protalex's usage patent was filed in April, 2002, and the next generation of Protalex compounds are currently being made and tested in our R&D program.

Staffing plans for the coming fiscal year include hiring a Director of Clinical and Regulatory Affairs and a Laboratory Cell Technician in the first quarter of calendar year 2004. Continued growth in staffing is anticipated in the Company's business pan, and specialized staffing requirements in the areas of management, scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

The Company anticipates that it will need to purchase an auto-sampling tray for the existing HPLC machine, at a cost of $30,000, and a fume hood for the derivative protein project, at a cost of $15,000. These purchases will be made in the first quarter of calendar year 2004.

Research and Development (R&D) costs decreased slightly from the previous year from $918,022 to $909,246. Decreases in laboratory payroll costs were offset by increased expenses to outside contract labs for pre-clinical trials. Monthly R&D costs are anticipated to double in the coming fiscal year, driven by larger payments to vendors and labs performing drug manufacture, FDA consultation and clinical trial site management.

Administrative expenses increased over the prior year from $252,436 to $640,927 due to increased staffing and a shift in focus from conducting research to pursuing the regulatory process. Additional expenses include directors and officers insurance, costs associated with raising funds and additional administrative personnel, including an administrative assistant and a full-time Chief Financial Officer. The major factor in the increased administrative costs is the use of stock-based compensation to attract and reward qualified employees, consultants and board members.


ITEM 7 - FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 PROTALEX, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                  May 31, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Protalex, Inc.

We have audited the accompanying balance sheet of Protalex, Inc. (a New Mexico Corporation in the development stage) as of May 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Protalex, Inc. as of May 31, 2002 and for the year then ended, including cumulative results of operations, statement of stockholders' equity and cash flows from inception (September 17, 1999) through May 31, 2002, were audited by other auditors whose report dated August 15, 2002, except for Note I for which the date is July 17, 2003, expressed an unqualified opinion with an explanatory paragraph addressing a substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP
Albuquerque, New Mexico
August 15, 2003




                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET

                                  May 31, 2003


                                     ASSETS



CURRENT ASSETS
  Cash ..........................................    $   280,052
  Prepaid expense ...............................          6,872
                                                     -----------
Total current assets ............................                     $  286,924

EQUIPMENT
  Lab equipment .................................        248,706
  Office and computer equipment .................        134,387
  Furniture & fixtures ..........................         21,268
  Leasehold improvements ........................         10,685
                                                     -----------
                                                         415,046
  Less accumulated depreciation .................       (288,231)        126,815
                                                     -----------


OTHER ASSETS
   Intellectual technology property, net of
     accumulated amortization of $3,638..............                    $16,662
                                                                     -----------


                  Total Assets                                       $   430,401
                                                                     ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................    $    104,140
  Credit card payable............................          11,354
  Payroll and related liabilities ..............            8,816
  Interest payable ..............................              15
  Current maturities of capital lease and
    long-term liabilities .......................          21,341
                                                      -----------
         Total current liabilities ..............                    $   145,666

Capital lease obligation ........................                         41,165
                                                                     -----------
         Total liabilities ......................                        186,831

STOCKHOLDERS' DEFICIT
  Common stock, no par value,
    authorized 40,000,000 shares,
    12,247,950 shares issued and outstanding ....      3,758,315
  Common stock, contra ..........................       (368,547)
Additional paid in capital ....................         603,912
  Deficit accumulated during
    the development stage .......................     (3,750,110)        243,570
                                                      ----------     -----------


                                                                     $   430,401
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

               For the years ended May 31, 2003 and 2002, and From Inception (September 17, 1999) through May 31, 2003


                                                                  From Inception
                                     Year Ended      Year Ended       Through
                                    May 31, 2003    May 31, 2002    May 31,2003
                                    ------------    ------------    ------------
Revenues ........................  $       --      $       --      $       --

Operating Expenses
  Research and development ......      (909,246)       (918,022)     (2,402,861)
  Administrative ................      (640,927)        (252,436)     (963,399)
  Professional fees .............       (71,548)        (91,289)       (277,216)
  Depreciation and amortization .       (41,167)        (17,393)        (76,364)
                                   ------------    ------------    ------------
          Operating Loss ........    (1,662,888)     (1,279,140)     (3,719,840)

Other income (expense)
  Interest income ...............         9,389           7,381          39,667
  Interest expense ..............        (2,572)         (8,706)        (60,918)
  Loss on disposal ..............        (9,019)           --            (9,019)
                                   ------------    ------------    ------------
          NET LOSS ..............  $ (1,665,090)  $  (1,280,465)   $ (3,750,110)
                                   ============    ============    ============

Weighted average number of common
  shares outstanding ............    12,197,325      11,105,140      10,925,124
                                   ============    ============    ============

Loss per common share ...........  $       (.14)   $       (.12)   $       (.34)
                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            From Inception (September 17, 1999) through May 31, 2003

                                                                                                        Deficit
                                                                                                      Accumulated
                                                  Common Stock           Additional      Common         In The
                                            -------------------------     Paid in        Stock-       Development
                                               Shares       Amount        Capital        Contra          Stage          Total
                                            -----------   -----------    -----------   -----------    -----------    -----------
September 17, 1999 -- initial issuance
  of 10,000 shares for intellectual
  technology license at $.03 per share .        10,000    $       300    $      --     $      --      $      --      $       300

September 30, 1999 -- cost of public
  shell acquisition over net assets
  acquired to be accounted for as a
  recapitalization .....................          --             --             --        (250,000)          --         (250,000)

October 27, 1999 -- issuance of 84
  shares to individual for $25,000 .....            84         25,000           --            --             --           25,000

November 15, 1999 -- reverse merger
  transaction with Enerdyne
  Corporation, net transaction amounts .     8,972,463        118,547           --        (118,547)          --             --


November 18, 1999 -- February 7, 2000
  -- issuance of 459,444 shares to
  various investors at $0.36 per share .       459,444        165,400           --            --             --          165,400

January 1, 2000 -- issuance of 100,000
  shares in exchange for legal services        100,000         15,000           --            --             --           15,000

May 1 - 27, 2000 -- issuance of 640,000
  shares to various investors at $1.00
  per share ............................       640,000        640,000           --            --             --          640,000

May 27, 2000 -- issuance of 1,644 shares
  to individual in exchange for interest
  due ..................................         1,644          1,644           --            --             --            1,644


Net loss for the year ended May 31, 2000          --             --             --            --         (250,689)      (250,689)
                                           -----------    -----------    -----------   -----------    -----------    -----------
       Balance, May 31, 2000 ...........    10,183,635        965,891           --        (368,547)      (250,689)       346,655



December 7, 2000 -- issuance of 425,000
  shares to various investors at $1.00
  per share ............................       425,000        425,000           --            --             --          425,000



May 31, 2001 -- Forgiveness of debt owed
  to shareholder .......................          --             --           40,000          --             --           40,000


Net loss for the year ended May 31, 2001          --             --             --            --         (553,866)      (553,866)


                                           -----------    -----------    -----------   -----------    -----------    -----------
         Balance, May 31, 2001 .........    10,608,635      1,390,891         40,000      (368,547)      (804,555)
                                                                                                                         257,789


August 13, 2001 -- Contribution by
shareholders ...........................          --             --          143,569          --             --          143,569


November 7, 2001 -- issuance of 881,600
  Shares at $1.25 per share ............       881,600      1,102,000           --            --             --        1,102,000

November 26, 2001 -- options issued to
  board member .........................          --             --             --            --             --          133,000


Net loss for the year ended May 31, 2002          --             --             --            --       (1,280,465)    (1,280,465)
                                           -----------    -----------    -----------   -----------    -----------    -----------
         Balance, May 31, 2002 .........    11,490,235      2,492,891        316,569      (368,547)    (2,085,020)       355,893



July 5, 2002 -- issuance of 842,000
  at $1.50 per share ...................       842,000      1,263,000           --            --             --        1,263,000


July 1, 2002 - May 1, 2003 -- purchase
  of common stock from shareholder at
  $.70 per share .......................      (130,955)       (91,667)          --            --             --          (91,667)


January 15, 2003 - May 15, 2003 --
  common stock issued to Company
  president ............................        41,670         82,841           --            --             --           82,841

May 14, 2003 -- common stock issued to
  employee .............................         5,000         11,250           --            --             --           11,250

June 1, 2002 - May 31, 2003 -- options
  issued to board members and employees           --             --          287,343          --             --          287,343


Net loss for the year ended May 31, 2003          --             --             --            --       (1,665,090)    (1,665,090)

                                           -----------    -----------    -----------   -----------    -----------    -----------
       Balance, May 31, 2003 ...........    12,247,950    $ 3,758,315    $   603,912   $  (368,547)   $(3,750,110)   $   243,570
                                           ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

          For the years ended May 31, 2003 and 2002, and From Inception
                    (September 17, 1999) through May 31, 2003

                                                                                      From Inception
                                                          Year Ended    Year Ended       Through
                                                         May 31, 2003   May 31, 2002   May 31, 2003
                                                         -----------    -----------    -----------
Cash flows from operating activities
  Net loss ...........................................   $(1,665,090)   $(1,280,465)   $(3,750,110)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
         Loss on disposal of equipment ...............         9,019           --            9,019
      Depreciation and amortization ..................       108,641        111,102        305,266
      Non cash compensation expense ..................       381,434        133,000        514,434
         Non cash expenses ...........................          --             --           16,644
      Decrease (increase) in prepaid expense .........        (5,270)        15,539         (6,872)
      (Decrease) increase in payroll and
          related liabilities ........................         6,471        (20,229)         8,816
      (Decrease) increase in interest payable ........          (538)        (2,451)            15
      Increase in accounts payable and credit
       card payable ..................................        59,389         55,913        115,494
                                                         -----------    -----------    -----------

         Net cash used in operating activities .......    (1,105,944)      (987,591)    (2,787,294)
                                                         -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --             --          (20,000)
  Acquisition of equipment ...........................       (15,236)       (38,116)      (290,881)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --             --         (250,000)
  Proceeds from disposal of equipment ................         6,000           --            6,000
                                                         -----------    -----------    -----------

         Net cash used in investing activities .......        (9,236)       (38,116)      (554,881)
                                                         -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from stock issuance .......................     1,263,000      1,102,000      3,620,401
  Principal payment on installment purchase payable ..       (37,968)      (170,249)      (232,905)
  Contribution by shareholders .......................          --          143,569        183,569
  Principal payment on note payable individual .......          --             --         (225,717)
  Issuance of note payable to individual .............          --             --          368,546
  Acquisition of common stock ........................       (91,667)          --          (91,667)
                                                         -----------    -----------    -----------

         Net cash provided by financing activities ...     1,133,365      1,075,320      3,622,227
                                                         -----------    -----------    -----------

NET INCREASE IN CASH .................................        18,185         49,613        280,052

Cash, beginning of period ............................       261,867        212,254           --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $   280,052    $   261,867    $   280,052
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.




                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED

          For the years ended May 31, 2003 and 2002 and From Inception
                    (September 17, 1999) through May 31, 2003

                                                                                            From Inception
                                                          Period Ended     Period Ended        Through
                                                          May 31, 2003     May 31, 2002      May 31, 2003

Interest paid .......................................   $        2,558    $        28,407           57,707
                                                        ===============   ===============   ==============

Taxes paid ..........................................   $          --     $            50   $           50
                                                        ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license
  at inception - value at $.03 per share ............   $          --     $          --     $          300
                                                        ===============   ===============   ==============
100,000 shares of company stock were
  issued in exchange for legal services
  performed .........................................   $          --     $          --     $       15,000
                                                        ===============   ===============   ==============
1,644 shares of company stock were
  issued in exchange for interest payable ...........   $          --     $          --     $        1,644
                                                        ===============   ===============   ==============
Lab equipment was acquired through
  issuance of installment contract to seller ........   $          --     $          --     $       91,430
                                                        ===============   ===============   ==============

Lab equipment was acquired
        through lease agreement with seller ........   $         61,151   $          --     $       61,151
                                                        ===============   ===============   ==============

46,670 shares of company stock were
     issued as compensation.........................   $         94,091   $          --     $       94,091
                                                        ===============   ===============   ==============

   The accompanying notes are an integral part of these financial statements.





                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

            From Inception (September 17, 1999) through May 31, 2003


NOTE A - DESCRIPTION OF OPERATIONS AND DEVELOPMENT STAGE STATUS

Protalex, Inc. (the Company or Protalex) is a development stage enterprise incorporated on September 17, 1999 and based in Albuquerque, New Mexico. The Company was formed to take all necessary steps to fully develop and bring to commercial realization certain bioregulator technology for the treatment of human diseases. The Company has no operating revenue.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent initially on its ability to raise sufficient investment capital to fund all necessary operations and product development activities. In August, 2003, documents were issued to initiate a Private Placement to raise $8,500,000. The placement is expected to close in mid-September, 2003. Secondly, the Company must develop products that are regulatory approved and market accepted to generate operating revenue.
There is no assurance that these plans will be realized in whole or in part.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

2.  Loss per Common Share

    Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2003, the Company had a total of 2,618,922 potentially dilutive securities.

3.  Stock Based Compensation

    The Company accounts for the options granted to employees using the "intrinsic value" method, pursuant to Accounting Principles Board Opinion no. 25, which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to paid-in capital.

    Had the Company determined compensation expense based on the fair value at the measurement date for its stock options granted to employees under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                                                  From Inception
                                      Year Ended    Year Ended       Through
                                        May 31,       May 31,        May 31,
                                         2003          2002           2003
                                     ----------     ----------     -----------

Net loss, as reported ..........   $(1,665,090)    $(1,280,465)     $(3,750,110)
Add: stock-based employee
     compensation expense
     included in reported
     net loss ..................       287,343         133,000          420,343
Deduct: Stock-based employee
        compensation expense
        determined under fair-
        value method for all
        awards .................      (817,233)       (231,219)      (1,048,452)
                                   -----------     -----------      -----------
Pro forma net loss .............   $(2,194,980)    $(1,378,684)     $(4,378,219)
                                   ===========     ===========      ===========

Loss per share, as reported ....   $      (.13)    $      (.11)     $      (.34)

Proforma loss per share ........   $      (.18)    $      (.13)     $      (.40)

    The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 90-131 percent; risk-free interest rate of 4.16-5.11 percent; and an expected life of three-five years.

4. Equipment, Depreciation and Amortization

Equipment is carried at cost. Depreciation has been provided by the Company in order to amortize the cost of equipment over their estimated useful lives. The Company uses the straight-line method for all classes of assets for book purposes. The intellectual technology property is amortized over a 20-year life on a straight-line basis. Depreciation and amortization expense is $108,641, $111,102 and $305,266 for the year ended May 31, 2003, 2002 and from inception through May 31, 2003, respectively. Depreciation included in research and development expense totalled $67,474, $93,709 and $228,902 for the years ended May 31, 2003 and 2002 and from inception to May 31, 2003, respectively.


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

6. Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2003, the Company had no changes in equity which constitute components of other comprehensive income.

7. Research and Development - Research and development costs are expensed as incurred.

8. Fair Value of Financial Instruments - The fair value of the Company's financial instruments, principally cash and debt, approximates their carrying value.

9. Recent Accounting Pronouncements

In June 2002, the FASB issued Statement 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, but early adoption is encouraged. The Company has elected to early adopt this statement for the year ended May 31, 2003. The Company does not anticipate that adoption of this statement will have material effect on its financial or results of operations.

In December 2002, the FASB issued Statement 148 (SFAS 148), ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE: AN AMENDMENT OF FASB STATEMENT 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in these notes to financial statements.

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

The details of the reverse merger transaction are as follows:

                                                                                            Balance Sheet
                                     Protalex,          Enerdyne         Transaction         at November
Account Description                    Inc.            Corporation       Adjustments          16, 1999
---------------------------         ----------         ----------        ----------          ----------
Cash                                $   23,531         $     -           $     -             $   23,531
Note receivable shareholder               -               118,547              -                118,547
License                                 20,300               -                 -                 20,300
Investment in Enerdyne                 368,547               -             (368,547)               -
Other current assets                     8,212               -                 -                  8,212
Other current liabilities              (17,555)              -                 -                (17,555)
Accounts payable Alex                  (40,000)              -                 -                (40,000)
Note payable                          (368,546)              -                 -               (368,546)
Common stock                           (25,300)          (833,459)          714,912            (143,847)
Additional paid in capital                -            (1,105,014)        1,105,014                -
Treasury stock                            -               430,424          (430,424)               -
Accumulated deficit                     30,811          1,389,502        (1,389,502)             30,811
Common stock - contra                     -                  -              368,547             368,547
                                    ----------         ----------        ----------          ----------

                                    $     -            $     -           $    -              $    -
                                    ==========         ==========        ==========          ==========

Additional information in connection with stock amounts and number of shares issued is as follows:

                               Protalex, Inc.              Enerdyne Corporation
                          -----------------------  --------------------------------------
                                                                          Shares
                                                                  -----------------------
Account Description        Shares        Amount    Outstanding     Treasury      Amount
-------------------      ----------    ----------   ----------    ----------   ----------
Common stock .........       10,084    $   25,300    1,578,907       238,500   $  833,459
822 to 1 stock
  recapitalization ...      (10,084)         --      8,289,048          --           --
Cancellation of shares
  formerly held by
  Protalex in Enerdyne         --            --       (885,408)         --           --
Increase to record net
  assets of Enerdyne .         --         118,547         --            --           --
Cancellation of common
  stock amounts for
  Enerdyne ...........         --            --           --            --       (833,459)
Name change to
  Protalex, Inc. .....         --            --           --            --           --
                         ----------    ----------   ----------    ----------   ----------

                               --      $  143,847    8,982,547       238,500   $     --
                         ==========    ==========   ==========    ==========   ==========


NOTE D - INTELLECTUAL TECHNOLOGY PROPERTY

The Company's intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period.
The intellectual technology property is reported net of accumulated amortization of $3,638. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".


NOTE E - INCOME TAXES


     No provision for federal or state income tax expense has been recorded due to the Company's losses. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes.

                                                    May 31, 2003    May 31, 2002
                                                    ------------    -----------
     Expected benefit at the US
       statutory rate of 34%                         $ 566,130       $ 512,186

     Valuation allowance                              (566,130)       (512,186)
                                                     ---------       ---------

     Actual tax benefit                              $    -          $    -
                                                     ---------       ---------



     For the year ended May 31, 2003, the components of income tax (benefit) expense consist of the following:


     Current:
       Federal                                       $    -          $    -
       State                                              -               -
                                                     ---------       ---------
                                                          -               -
                                                     ---------       ---------
     Deferred:
       Federal                                         618,000         748,000
       State                                           109,000         132,000
       Valuation allowance                            (727,000)       (880,000)
                                                     ---------       ---------
                                                          -               -
                                                     ---------       ---------
         Income tax benefit                          $    -          $    -
                                                     =========       =========


     Deferred taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The components of the net deferred tax asset as of May 31, 2003 are as follows:


     Assets:
       Net operating losses                         $1,459,000      $  834,000
       Vacation accrual                                  3,000           3,000
       Warrants and options                            169,000          54,000
                                                    ----------      ----------
           Deferred tax assets                       1,631,000         891,000
                                                    ----------      ----------

     Liability:
       Equipment                                       (24,000)        (11,000)
                                                    ----------      ----------
     Net deferred tax asset                          1,607,000         880,000
       Less valuation allowance                     (1,607,000)       (880,000)
                                                    ----------      ----------
           Deferred tax asset,
             net of valuation allowance             $     -         $     -
                                                    ----------      ----------


              The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $1,500,000 expires beginning in 2014 through 2018. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

NOTE F - RELATED PARTIES

On August 13, 2001, a stockholder group contributed funds that allowed the Company to pay off its remaining balance due to an individual incurred in the Company's reverse merger transaction. No shares or notes payable to stockholder were issued in the transaction. The Company recorded additional paid-in-capital in the amount of $143,569 to reflect the funds contributed to retire the debt.

NOTE G - CAPITAL LEASE AND EQUIPMENT NOTE PAYABLE

     Protalex leases certain equipment under a capital lease. As of May 31, 2003, the recorded amount of assets and related accumulated depreciation leased under capital leases totaled $61,151 and $0 respectively.

     Future minimum lease payments and the related present value of the future obligation under the capital lease at May 31, 2003 are as follows:

     2004                                                    $ 22,620
     2005                                                      22,620
     2006                                                      20,735
                                                             --------
     Total minimum obligations                                 65,975
     Interest                                                  (6,455)
                                                             --------
     Present value of minimum capital lease obligations        59,520
     Current portion                                          (18,355)
                                                             --------

     Long-term capital lease obligations                     $ 41,165
                                                             ========

     In addition to the capital lease obligation as of May 31, 2003, the Company owes $2,986 in connection with a note payable on equipment. This note has been paid in full subsequent to May 31, 2003.


NOTE H - STOCK OPTIONS

All options issued are "stand alone" options. There is no currently Company stock option plan currently. The Company accounted for the options to employees using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the vesting period of the option with a corresponding increase to paid-in capital in accordance with SFAS No. 123.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          From Inception (September 17, 1999) through May 31, 2003


A summary of the common stock option activity for employees, directors and officers is as follows:

                                                        Weighted
                                                         Average
                                                        Exercise
                                           Options       Prices      Exercisable
                                          ---------     ---------     ---------
Balance, September 17, 1999 ...........        --       $    --            --

Granted, April 28, 2000 ...............      40,000         0.36         40,000
                                          ---------                   ---------
Balance, May 31, 2001 .................      40,000         0.36         40,000

Granted, November 26, 2001 ............     100,000         1.25        100,000
Expired, April 28, 2002 ...............     (40,000)         .36        (40,000)
                                          ---------                   ---------
Balance, May 31, 2002 .................     100,000     $   1.25        100,000

Granted, July 18, 2002 ................     233,680     $   1.50        233,680

Granted, June 1, 2002 .................     125,000     $   1.50        125,000

Granted, October 24, 2002 .............     100,000     $   1.45        100,000

Granted, December 16, 2002 ............     913,242     $   1.51         50,000

Granted, April 1, 2002.................      40,000     $   1.50           --

Granted, March 15, 2003................     130,000     $   1.50           --
                                          ---------                   ---------
                                          1,641,922                     608,680
                                          ---------                   ---------

The following summarizes certain information regarding stock options at May 31, 2003:

                                    Total                                               Exercisable
                --------------------------------------------------    -------------------------------------------------
Exercise Price             Weighted Average    Weighted Average                    Weighted Average    Weighted Average
    Range         Number    Exercise Price    Remaining Life (yrs)      Number      Exercise Price      Remaining Life
------------    ---------  ----------------   --------------------    ---------    ----------------    ----------------
$1.25 - 1.45      200,000       $1.35                8.95               200,000          $1.35              8.95

$1.50 - 1.70    1,441,922       $1.51                8.67               408,680          $1.52              6.70
                ---------                                             ---------
                1,641,922                                               608,680


NOTE I - DESCRIPTION OF LEASING ARRANGEMENTS

The Company leases its laboratory and office space under a noncancellable operating lease. The lease term is for 36 months and 4 days, from April 27, 2001 through April 30, 2004. While the agreement provides for minimum lease payments, the lease is non-renewable. The lease contains an option to purchase at any time during the lease period for $70,000. Minimum lease payments under this lease total $15,532 for the year ending May 31, 2004.

NOTE J - SUBSEQUENT EVENTS

In July, 2003, the Board elected Kirk Raab to the Board and appointed him Chairman. Mr. Raab will be compensated at a rate of $150,000 per year, or may elect to take some or all of his compensation in the form of stock options at a first year strike price of $1.50. As an inducement for accepting the position as a director and Chairman, Mr. Raab will be issued stock options in the amount 3.5% of the issued and outstanding shares after the completion of the September 2003 Private Placement.

In August, 2003, the Board voted to issue 100,000 stock options to Steven Kane as a performance bonus for his work done to date. The options vest immediately, have a life of 10 years and have a strike price of $1.50.

On August 22, 2003, the Company entered into a stock redemption agreement with former Chief Scientist Paul Mann and three family members to redeem all of their outstanding 2,994,803 shares of stock for a total of $300,000.

In a separate agreement, Paul Mann agreed to execute patent assignments and other necessary applications for foreign patents related to the U.S. Patent filed in April, 2002.


In August 2003, an officer and a board member loaned the Company a total of $100,000. The two loans, each for $50,000, bear interest at 5% per annum, are unsecured and are payable on demand.

In August, 2003, documents were issued to initiate a Private Placement to raise $8,500,000. The placement is expected to close in mid-September, 2003.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2003, the Company's prior principal independent accountant, Atkinson & Co. resigned. Atkinson & Company completed the audit of the Company's May 31, 2001 and the May 31, 2002 year end financial statements. Their audit opinion on those final statements, dated August 11, 2001 and August 15, 2002, respectively, included an explaining paragraph regarding the Company's ability to continue as a going concern. Otherwise, the audit reports of Atkinson & Company on the Registrant's financial statements for the fiscal year ended May 31st, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. The Company had no disagreements with its prior accountants. The Company's audit committee has approved Atkinson & Co.'s decision to resign and the engagement of Grant Thornton LLP on February 24, 2003.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required as to this Item is incorporated herein by reference from the data under the caption "Information Concerning Nominees and Continuing Directors" and "Executive Officers" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 10 - EXECUTIVE COMPENSATION

The information required as to this Item is incorporated herein by reference from the data under the captions "Executive Compensation and Other Information," "Report on Executive Compensation and Employment Agreements" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

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

3.1     Articles of Incorporation               Incorporated by reference, to
        of the Company, as amended              the Company's 10-SB filing
                                                December 3, 1999

3.2     Bylaws of the Company

10.1    Employment Agreement of Steven Kane

10.2    Continuing and Unconditional            Incorporated by reference, to
        Guaranty executed  by                   the Company's 10-SB filing
        John E. Doherty                         December 3, 1999

10.3    Continuing and Unconditional            Incorporated by reference, to
        Guaranty executed  by                   the Company's 10-SB filing
        James K. Strattman                      December 3, 1999

10.4    Form of Confidential Disclosure         Incorporated by reference, to
        Agreement                               the Company's 10-SB filing
                                                December 3, 1999

10.5    Laboratory Lease Agreement

10.6    Option Agreements

10.7    Contracts and employment agreements

99.1    Certifications                          Attached

Reports on Form 8-K.

A report on Form 8-K was filed on February 24, 2003 which detailed a change in the Company's certifying accountant.

ITEM 14 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Protalex carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

ITEM 15 - (RESERVED)

ITEM 16 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required as to this Item is incorporated herein by reference from the data under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 29, 2002                            PROTALEX, INC.

                                                 By: Steven H. Kane
                                                     --------------------------
                                                     Steven H. Kane, President



         SIGNATURE                    TITLE                     DATE
         ---------                    -----                     ----


  Steven H. Kane               President and Director        August 29, 2002
  ---------------
  Steven H. Kane


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