Form 10KSB/A
period 2003-05-31
PROTALEX INC
filed 2003-09-17
CIK 1099215

FORM 10-KSB/A

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

Business and Marketing Strategy

The Company has concluded four prior private placements of its common stock, raising $3.4 million and carrying the Company through early research and Pre-Clinical Trials. The current private placement, targeted to raise a minimum of $8.5 million, is intended to carry the Company through Phase II clinical trials. The Company believes this financing will close in September 2003.

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

The Company is planning to raise at least $8.5 million through a private placement it intends to closing within the near future. This financing will satisfy the Company's cash needs for the next 24 months. The proceeds of this private placement will be used to fund FDA Phase I/II clinical trials, execute a broader patent strategy and continue research into other autoimmune disease indications.

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

Staffing plans for the coming fiscal year include hiring a Director of Clinical and Regulatory Affairs and a Laboratory Cell Technician in the first quarter of calendar year 2004. Continued growth in staffing is anticipated in the Company's business plan, and specialized staffing requirements in the areas of management, scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

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

2.  Loss per Common Share

    Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2003, the Company had a total of 2,568,922 potentially dilutive securities.

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

3.1     Articles of Incorporation          Incorporated by reference, to
        of the Company, as amended         the Company's 10-SB filing
                                           December 3, 1999

3.2     Bylaws of the Company              Attached


10.1    Continuing and Unconditional       Incorporated by reference, to
        Guaranty executed  by              the Company's 10-SB filing
        John E. Doherty                    December 3, 1999

10.2    Continuing and Unconditional            Incorporated by reference, to
        Guaranty executed  by                   the Company's 10-SB filing
        James K. Strattman                      December 3, 1999

10.3    Form of Confidential Disclosure         Incorporated by reference, to
        Agreement                               the Company's 10-SB filing
                                                December 3, 1999
10.4    Executed offers of
        employment  and Board
        appointment of Kirk Raab                Attached

10.5    Contracts: Laboratory Lease
        Agreement, Equipment Lease
        Agreement, and Product
        Formulation Contracts                   Attached


10.6    Option Agreement Form                   Attached

10.7    Promissory notes with
        two Directors                           Attached

16      Consent from prior
        Certifying accountants                  Attached

99.1    Certifications                          Attached

Reports on Form 8-K.
A report on Form 8-K was filed on February 24, 2003 which detailed a change in the Company's certifying accountants.


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



Date: August 29, 2003                            PROTALEX, INC.

                                                 By: Steven H. Kane
                                                     --------------------------
                                                     Steven H. Kane, President



         SIGNATURE                    TITLE                     DATE
         ---------                    -----                     ----


  Steven H. Kane               President and Director        August 29, 2003
  ---------------
  Steven H. Kane


  Frank Daugherty              Director                      August 29, 2003
  ---------------
  Frank Daugherty


  William Hitchcock            Chairman and Director         August 29, 2003
  -----------------
  William Hitchcock


  Donald Dean                  Chief Financial Officer       August 29, 2003
  -----------
  Donald Dean


  Arthur D. Bankhurst          Director                      August 29, 2003
  ------------------------
  Arthur D. Bankhurst, M.D.


  Thomas Stagnaro              Director                      August 29, 2003
  ---------------
  Thomas Stagnaro


  John Doherty                 Director                      August 29, 2003
  ------------
  John Doherty