Form 10KSB/A
period 2003-05-31
PROTALEX INC
filed 2003-09-24
CIK 1099215

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

10.5    Contracts: Laboratory Lease
        Agreement, Equipment Lease
        Agreement, and Product
        Formulation Contracts                   Attached


10.6    Option Agreement Form                   Attached

10.7    Promissory notes with
        two Directors                           Attached

10.8    Intellectual property assignments       Attached

10.9    Agreement with placement agent          Attached

10.10   Stock Redemption Agreement              Attached

10.11   Agreement Regarding International
        Patent Applications                     Attached

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



Date: September 23, 2003                            PROTALEX, INC.

                                                 By: Steven H. Kane
                                                     --------------------------
                                                     Steven H. Kane, President



         SIGNATURE                    TITLE                     DATE
         ---------                    -----                     ----


  Steven H. Kane               President and Director        September 23, 2003
  ---------------
  Steven H. Kane


  Frank Dougherty              Director                      September 23, 2003
  ---------------
  Frank Dougherty


  William Hitchcock            Director                      September 23, 2003
  -----------------
  William Hitchcock


  Donald Dean                  Chief Financial Officer       September 23, 2003
  -----------
  Donald Dean


  Arthur D. Bankhurst          Director                      September 23, 2003
  ------------------------
  Arthur D. Bankhurst, M.D.


  Thomas Stagnaro              Director                      September 23, 2003
  ---------------
  Thomas Stagnaro


  John Doherty                 Director                      September 23, 2003
  ------------
  John Doherty


  Kirk Raab                    Chairman and Director         September 23, 2003
  ---------
  Kirk Raab