Form 10QSB/A
period 2001-11-30
PROTALEX INC
filed 2003-09-30
CIK 1099215

Form 10-QSB/A

                    [As last amended in Release No. 33-7505,
                   effective January 1, 1999, 63 F.R. 9632.]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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
Yes   X         No
    -----         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Common no Par Value 11,490,235 as of November 30, 2001.

Transitional Small Business Disclosure Format (check one):
Yes             No  X
   ------         ------

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The Company's unaudited financial statements for the quarter ended November 30, 2001 are included at exhibit 99 and incorporated herein by this reference.


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



PROTALEX, INC.




DATE:  January 14, 2002                   BY: John E. Doherty
       ----------------                       ---------------------------
                                              John E. Doherty
                                              President and Director,
                                              Principal Financial Officer

                              FINANCIAL STATEMENTS

                                 PROTALEX, INC.

                                November 30, 2001

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)
                                  (As Restated)

                                November 30, 2001


                                     ASSETS

CURRENT ASSETS
  Cash ..........................................     $  876,325
  Prepaid expense ...............................         10,923
                                                      ----------

         Total current assets ...................                     $  887,248

EQUIPMENT
  Lab equipment .................................        175,376
  Office and computer equipment .................        143,142
  Furniture and fixtures ........................         21,268
  Leasehold improvements ........................         10,685
                                                      ----------

                                                         350,471
Less accumulated depreciation ...................       (138,485)        211,986
                                                      ----------

OTHER ASSETS
  Intellectual technology license, net of
   accumulated amortization of $2,115 ...........                         18,185
                                                                      ----------



                                                                      $1,117,419
                                                                      ==========


    The accompanying notes are an integral part of this financial statement.

                                   LIABILITIES

CURRENT LIABILITIES
  Professional fees payable .......................   $     7,862
  Payroll taxes payable ...........................           521
  Interest payable ................................         1,606
  Current maturities of long-term liabilities .....        39,229
  Accounts payable ................................         1,410
  Accrued compensation ............................        21,760
                                                      -----------

         Total current liabilities ................                  $    72,388

LONG-TERM LIABILITIES, less current maturities
Equipment note payable ............................                       20,319
                                                                     -----------

         Total liabilities ........................                       92,707

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
  40,000,000 shares, 11,728,735 shares issued,
  11,490,235 shares outstanding. 238,500
  shares in the treasury at 0 cost ................     2,492,891
  Common stock, contra ............................      (368,547)
  Additional paid in capital ......................       316,569
  Deficit accumulated during the development stage     (1,416,201)     1,024,712
                                                      -----------    -----------



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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                 For the Three and Six Months Ended November 30,
                 2001 and 2000 and from Inception (September 17,
                         1999) through November 30, 2001

                                                                                                 From Inception
                                         Six Months Ended      Three Months Ended                   Through
                                           November 30,            November 30,                   November 30,
                                      2001                            2001                            2001
                                  (As Restated)        2000       (As Restated)       2000        (As Restated)
                                  ------------     ------------   ------------    ------------    ------------
Interest income ...............   $      3,979    $      9,367    $      3,979    $      5,504    $     26,876

Expenses
  Research and development ....        366,850         179,381         232,157         107,423         942,443
  Administrative ..............        170,893          28,733         153,703          16,281         240,929
  Professional fees ...........         62,700          26,983          51,003           6,091         177,079
  Depreciation and amortization          9,015          23,959           4,613           8,795          26,819
  Interest ....................          6,167          12,900           1,606           6,581          55,807
                                  ------------    ------------    ------------    ------------    ------------

         NET LOSS .............   $   (611,646)   $   (262,589)   $   (439,103)   $   (139,667)   $ (1,416,201)
                                  ============    ============    ============    ============    ============

Loss per common share - Basic .   $      (0.06)   $      (0.03)   $      (0.04)   $      (0.01)   $      (0.15)
                                  ============    ============    ============    ============    ============

Shares used in per share
  calculation - Basic .........     11,049,235      10,183,772      11,490,235      10,422,135       9,760,840
                                  ============    ============    ============    ============    ============


    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                   For the Six Months Ended November 30, 2001
                and 2000 and from Inception (September 17, 1999)
                            through November 30, 2001

                                                                                             From Inception
                                                      Six Months Ended   Six Months Ended        Through
                                                      November 30, 2001    November 30,     November 30, 2001
                                                        (As Restated)         2000            (As Restated)
                                                         -----------       -----------         -----------
Cash flows from operating activities
  Net loss ...........................................   $  (611,646)      $  (262,589)        $(1,416,201)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization ..................        55,077            34,687             140,600
      Non cash compensation expense ..................       133,000              --               133,000
      Non cash expenses ..............................          --                --                16,640
      (Increase) in interest receivable ..............          --              10,669                --
      Decrease (Increase) in prepaid expense .........         6,218           (39,094)            (10,923)
      (Decrease) Increase in payroll taxes payable ...        (4,131)               60                 522
      (Decrease) increase in interest payable ........        (1,398)           (4,591)              1,606
      Increase (decrease) in accounts and fees payable         9,080            (7,782)              9,271
      Increase in accrued compensation payable .......         3,838              --                21,764
      Increase in related party advance
       and licenses fee payable ......................          --                --               (24,687)
                                                         -----------       -----------         -----------
         Net cash used in operating activities .......      (409,962)         (268,640)         (1,128,408)
                                                         -----------       -----------         -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --                --               (20,000)
  Acquisition of equipment ...........................       (21,511)          (71,296)           (259,039)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --                --              (250,000)
  Note receivable from individual ....................          --             118,547                --
  Issuance of note payable to individual .............          --                --               368,546
                                                         -----------       -----------         -----------
         Net cash used in investing activities .......       (21,511)           47,251            (160,493)
                                                         -----------       -----------         -----------

Cash flows from financing activities
  Payment on note payable to individual ..............      (142,830)         (183,216)           (368,547)
  Payment on equipment note payable ..................        (7,195)          (10,901)             (7,195)
  Additional Paid-in-capital .........................       143,569              --               183,569
  Proceeds from stock issuance .......................     1,102,000            25,000           2,357,400
                                                         -----------       -----------         -----------
         Net cash provided by financing activities ...     1,095,544          (169,117)          2,165,227
                                                         -----------       -----------         -----------

NET INCREASE (DECREASE) IN CASH ......................       664,071          (390,506)            876,326

Cash, beginning of period ............................       212,254           560,487                --
                                                         -----------       -----------         -----------

Cash, end of period ..................................   $   876,325       $   169,981         $   876,326
                                                         ===========       ===========         ===========

   The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED
                                   (Unaudited)

                   For the Six Months Ended November 30, 2001
                and 2000 and from Inception (September 17, 1999)
                            through November 30, 2001


                                                                                                         From Inception
                                                         Six Months Ended        Six Months Ended           Through
                                                         November 30, 2001          November 30,        November 30, 2001
                                                           (As Restated)               2000               (As Restated)
                                                       ---------------------   --------------------   ---------------------
Interest paid                                          $               7,565   $             16,636   $              51,159
                                                       =====================   ====================   =====================

Taxes paid                                             $                -      $               -      $                  50
                                                       =====================   ====================   =====================


                                     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were issued
  as part of the cost of acquisition of
  the intellectual technology license at
  inception - value at $.03 per share                  $                -      $               -      $                 300
                                                       =====================   ====================   =====================

100,000 shares of company stock were issued
  in exchange for legal services performed             $                -      $               -      $              15,000
                                                       =====================   ====================   =====================

1,644 shares of company stock were issued
  in exchange for interest payable                     $                -      $               -      $               1,644
                                                       =====================   ====================   =====================

Lab equipment was acquired through issuance
  of installment contract to seller                    $                -      $               -      $              91,430
                                                       =====================   ====================   =====================


   The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2001 (As Restated)


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2001 (As Restated)


NOTE D - STOCK OPTIONS (AS RESTATED)

    The Company granted stock options to three individuals and a corporate associate to purchase 10,000 shares each of Company common stock at $0.36 per share in April 2000. The options are "stand alone" options. There is no current Company stock option plan. In addition, the Company issued 185,200 warrants in connection with its private placement of 881,600 shares of common stock.

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

    Restatement Information
    The accompanying balance sheet, statement of operations and statement of cash flows have been restated to recognize the cost to the Company of issuing a stock option to one of its non-employee directors. The option vested immediately, has a ten-year term and has an exercise price of $1.25 per share. The Company accounted for the option in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. Because the options vested immediately, $133,000 of compensation expense was recorded on the Company books at November 30, 2001. The option was granted November 26, 2001.

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2001 (As Restated)


NOTE D - STOCK OPTIONS (AS RESTATED) - CONTINUED

                                             Six                                 From Inception
                                        Months Ended              Six               Through
                                      November 30, 2001      Months Ended       November 30, 2001
                                        (As Restated)      November 30, 2000      (As Restated)
   Net loss, as reported              $       (611,646)    $       (262,589)    $     (1,416,201)
   Proforma net loss                          (709,865)            (262,589)          (1,514,420)

    Loss per share, as reported                  (0.06)               (0.03)               (0.15)
    Proforma loss per share                      (0.06)               (0.03)               (0.16)

    The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 83 percent; risk-free interest rate of 5.05 percent; and an expected life of five years.