Form 10QSB/A
period 2002-02-28
PROTALEX INC
filed 2003-10-01
CIK 1099215

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

                For the quarterly period ended February 28, 2002


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from      N/A      to     N/A
                                         -----------      ---------
         Commission file number                   000 - 28385

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

                              FINANCIAL STATEMENTS

                                 PROTALEX, INC.

                                February 28, 2002

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
                                                                       ---------



                                                                       $ 749,666
                                                                       =========

                                   LIABILITIES

CURRENT LIABILITIES
  Payroll and withholding taxes payable ...........   $     2,726
  Current maturities of long-term liabilities .....        32,749
  Accounts payable ................................         1,154
  Accrued compensation ............................        23,680
                                                      -----------

         Total current liabilities ................                  $    60,309

LONG-TERM LIABILITIES, less current maturities
  Equipment note payable ..........................        11,776         11,776
                                                      -----------    -----------

         Total liabilities ........................                       72,085

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
  40,000,000 shares, 11,728,735 shares issued,
  11,490,235 shares outstanding. 238,500
  shares in the treasury at -0- cost ..............     2,492,891
  Common stock, contra ............................      (368,546)
  Additional paid-in-capital ......................       316,569
  Deficit accumulated during the development stage     (1,763,333)       677,581
                                                      -----------    -----------

                                                                     $   749,666
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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

         For the Three and Nine Months Ended February 28, 2002 and 2001 and from Inception (September 17, 1999) through February 28, 2002


                                                     Nine                              Three
                                                 Months Ended                       Months Ended           From Inception
                                                 February 28,                       February 28,               Through
                                            2002                              2002                        February 28, 2002
                                        (As Restated)        2001          (As Restated)        2001        (As Restated)
                                        -------------    -------------     -------------    ------------    -------------
Interest income                         $       6,430    $      12,883     $       2,451    $      3,516    $      29,327

Expenses
  Research and development                    665,405          303,137           298,555         123,756        1,240,998
  Administrative                              208,358           39,475            37,465          10,742          278,394
  Professional fees                            72,638           35,612             9,938           8,629          187,017
  Depreciation and amortization                11,250           33,610             2,235           9,651           29,054
  Interest                                      7,557           18,415             1,390           5,515           57,197
                                        -------------    -------------    --------------    ------------    -------------

         NET LOSS                       $    (958,778)   $    (417,366)   $     (347,132)   $   (154,777)   $  (1,763,333)
                                        =============    =============    ==============    ============    =============

Loss per common share - Basic           $       (0.09)   $       (0.04)   $        (0.03)   $      (0.01)   $       (0.17)
                                        =============    =============    ==============    ============    =============

Shares used in per share
  calculation - Basic                      10,951,808       10,323,325        11,490,235      10,387,537       10,208,506
                                        =============    =============    ==============    ============    =============

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                     For the Nine Months Ended February 28,
                 2002 and 2001 and from Inception (September 17,
                         1999) through February 28, 2002

                                                                   Nine                Nine            From Inception
                                                               Months Ended        Months Ended           Through
                                                            February 28, 2002      February 28,      February 28, 2002
                                                              (As Restated)            2001            (As Restated)
                                                           ------------------   ------------------   ------------------
Cash flows from operating activities
  Net loss                                                 $        (958,778)   $         (417,366)  $       (1,763,333)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                   83,804                52,629              169,329
      Non cash compensation expense                                  133,000                  -                 133,000
      Decrease in interest receivable                                   -                   10,669               16,644
      Decrease (increase) in prepaid expense                           2,873               (29,320)             (14,196)
      (Decrease) increase in payroll taxes payable                    (1,926)                2,244                2,726
      Increase in accounts payable                                     1,226                  -                   1,154
      (Decrease) in interest payable                                  (3,004)               (4,641)                -
      (Decrease) in professional fees payable                           (190)               (5,553)                -
      Increase in compensation payable                                 5,758                  -                  23,680
                                                           -----------------    ------------------   ------------------
          Net cash used in operating activities                     (737,237)             (391,338)          (1,430,996)
                                                           -----------------    ------------------   ------------------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion                                                       -                     -                 (20,000)
  Acquisition of equipment                                           (32,086)              (96,716)            (269,615)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization                                               -                     -                (250,000)
  Note receivable from individual                                       -                  118,547                  -
                                                           -----------------    ------------------   ------------------
          Net cash (used in) provided by
            investing activities                                     (32,086)               21,831             (539,615)
                                                           -----------------    ------------------   ------------------

Cash flows from financing activities
  Additional paid-in-capital                                         143,569                  -                 183,569
  Proceeds from stock issuance                                     1,102,000               425,000            2,357,400
  Payment on note payable to individual                             (142,830)             (225,716)            (368,546)
  Issuance of note payable to individual                                -                     -                 368,546
  Payment on equipment note payable                                  (22,218)              (17,695)             (46,906)
                                                           -----------------    ------------------   ------------------
          Net cash provided by financing activities                1,080,521               181,589            2,494,063
                                                           -----------------    ------------------   ------------------

NET INCREASE (DECREASE) IN CASH                                      311,198              (187,918)             523,452

Cash and cash equivalents, beginning of period                       212,254               560,487                 -
                                                           -----------------    ------------------   ------------------

Cash and cash equivalents, end of period                   $         523,452    $          372,569   $          523,452
                                                           =================    ==================   ==================

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                     For the Nine Months Ended February 28,
                 2002 and 2001 and from Inception (September 17,
                         1999) through February 28, 2002

                                                              Nine                                   From Inception
                                                          Months Ended              Nine                Through
                                                        February 28, 2002       Months ended        February 28, 2002
                                                          (As Restated)       February 28, 2001       (As Restated)
                                                       -------------------    ------------------    ------------------
Interest paid                                          $            10,633    $           19,320    $           55,625
                                                       ===================    ==================    ==================

Taxes paid                                             $              -       $               50    $               50
                                                       ===================    ==================    ==================


                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES


10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license at
  inception - value at $.03 per share                  $              -       $             -       $              300
                                                       ===================    ==================    ==================

100,000 shares of company stock were
  issued in exchange for legal services
  performed                                            $              -       $             -       $           15,000
                                                       ===================    ==================    ==================

1,644 shares of company stock were
  issued in exchange for interest payable              $              -       $             -       $            1,644
                                                       ===================    ==================    ==================

Lab equipment was acquired through
  issuance of installment contract to seller           $              -       $             -       $           91,430
                                                       ===================    ==================    ==================

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

   From Inception (September 17, 1999) through February 28, 2002 (As Restated)


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

   From Inception (September 17, 1999) through February 28, 2002 (As Restated)


NOTE D - STOCK OPTIONS (AS RESTATED)

    The accompanying balance sheet, statement of operations and statement of cash flows have been restated to recognize the cost to the Company of issuing a stock option to one of its non-employee directors. The option vested immediately, has a ten-year term and has an exercise price of $1.25 per share. The Company accounted for the option in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. Because the option vested immediately, $133,000 of compensation expense was recorded on the Company books at November 30, 2001.

    Had the Company determined compensation expense based on the fair value at the measurement date for its stock option under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                         Nine                                 From Inception
                                     Months Ended             Nine               Through
                                  February 28, 2002       Months Ended       February 28, 2002
                                    (As Restated)       February 28, 2001      (As Restated)
                                  -----------------     -----------------    -----------------
Net loss, as reported ..             $ (958,778)           $ (417,366)         $  (1,763,333)
Proforma net loss ..........         (1,056,997)             (417,366)            (1,861,552)

Loss per share, as reported               (0.09)                (0.04)                 (0.17)
Proforma loss per share ...               (0.10)                (0.04)                 (0.18)

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



PROTALEX, INC.




DATE:    April 12, 2002                    BY:    John E. Doherty
         --------------                           -----------------------
                                                  John E. Doherty
                                                  President and Director,