Form 10QSB/A
period 2002-08-31
PROTALEX INC
filed 2003-10-02
CIK 1099215

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


                      P.O. Box 30952, Albuquerque, NM 87190
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (505) 243-8220
                          ---------------------------
                          (Issuer's telephone number)


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

                                 August 31, 2002

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
                                                                     -----------


                                                                     $ 1,432,652
                                                                     ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Payroll and withholding taxes payable ...........   $     7,046
  Current maturities of long-term liabilities .....        28,619
  Accounts payable ................................        92,299
                                                      -----------

         Total current liabilities ................                  $   127,964

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized
    40,000,000 shares, 12,570,735  shares
    issued, 12,308,426 shares outstanding .........     3,755,891
  Common stock, contra ............................      (368,547)
  Treasury stock, 262,309 shares ..................       (16,666)
  Additional paid-in-capital ......................       551,319
  Deficit accumulated during the development stage     (2,617,309)     1,304,688
                                                      -----------    -----------


                                                                     $ 1,432,652
                                                                     ===========


   The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF OPERATIONS

                      For the Three Months Ended August 31,
                 2002 and 2001 and from Inception (September 17,
                          1999) through August 31, 2002


                                       Three                      From Inception
                                    Months Ended       Three          Through
                                      August 31,    Months Ended     August 31,
                                        2002         August 31,        2002
                                    (As Restated)       2001       (As Restated)
                                    ------------    ------------   ------------

Revenues ........................   $       --      $       --     $       --

Operating Expenses
  Research and development ......       (195,410)       (134,693)    (1,689,025)
  Administrative ................       (297,986)        (17,190)      (620,458)
  Professional fees .............        (32,996)        (11,697)      (238,664)
  Depreciation and amortization .         (4,654)         (4,402)       (39,851)
                                    ------------    ------------    -----------

          Operating Loss ........       (531,046)       (167,982)    (2,587,998)

Other income (expense)
  Interest income ...............          2,365            --           32,643
  Interest expense ..............         (1,316)         (4,561)       (59,662)
  Loss on disposal ..............         (2,292)           --           (2,292)
                                    ------------    ------------    -----------

          NET LOSS ..............   $   (532,289)   $   (172,543)   $(2,617,309)
                                    ============    ============    ===========

Weighted average number of common
  shares outstanding ............     12,005,737      10,608,635     10,006,020
                                    ============    ============    ===========

Loss per common share ...........   $      (0.04)   $      (0.02)   $     (0.26)
                                    ============    ============    ===========


   The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                      For the Three Months Ended August 31,
                 2002 and 2001 and from Inception (September 17,
                          1999) through August 31, 2002

                                                          Three                        From Inception
                                                      Months Ended         Three          Through
                                                        August 31,     Months Ended      August 31,
                                                           2002          August 31,         2002
                                                      (As Restated)         2001        (As Restated)
                                                     --------------    -------------    -------------
Cash flows from operating activities
  Net loss .......................................   $     (532,289)   $    (172,543)   $  (2,617,309)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities
      Depreciation and amortization ..............           29,140           27,082          225,765
      Non cash compensation expense ..............          234,750             --            367,750
      Non cash expenses ..........................             --                 (4)          16,644
      Loss on disposal ...........................            2,292             --              2,292
      (Increase) in prepaid expense ..............          (53,895)          (3,148)         (55,497)
      Increase (decrease) in payroll taxes payable            4,701           (2,931)           7,046
      Increase in accounts payable ...............           35,680             --             91,785
      (Decrease) increase in interest payable ....              (39)          (3,004)             514
      Increase in professional fees payable ......             --              3,004             --
      Increase in accrued compensation ...........             --              1,920             --
                                                     --------------    -------------    -------------

          Net cash (used in) operating activities          (279,660)        (149,624)      (1,961,010)
                                                     --------------    -------------    -------------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ................................             --               --            (20,000)
  Acquisition of equipment .......................          (10,526)         (13,515)        (286,171)
  Excess of amounts paid for Public Shell
    over assets acquired to be accounted for
    as a recapitalization ........................             --               --           (250,000)
  Proceeds on disposal of equipment ..............            4,326             --              4,326
                                                     --------------    -------------    -------------

          Net cash (used in)
            investing activities .................           (6,200)         (13,515)        (551,845)
                                                     --------------    -------------    -------------

   The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                      For the Three Months Ended August 31,
                 2002 and 2001 and from Inception (September 17,
                          1999) through August 31, 2002

                                                          Three                        From Inception
                                                       Months Ended        Three           Through
                                                        August 31,      Months Ended      August 31,
                                                          2002           August 31,         2002
                                                      (As Restated)        2001         (As Restated)
                                                     --------------    -------------   --------------
Cash flows from financing activities
  Additional paid-in-capital ......................            --            143,569          183,569
  Proceeds from stock issuance ....................       1,263,000             --          3,620,400
  Purchases of treasury stock .....................         (16,666)            --            (16,666)
  Principal payment on note payable to individual .            --           (142,830)        (225,717)
  Issuance of note payable to individual ..........            --               --            368,546
  Principal payment on installment purchase payable         (10,705)            --           (205,641)
  Principal payment on equipment note payable .....            --             (7,195)            --
                                                      -------------    -------------    -------------

          Net cash provided by (used in) financing
            activities ............................       1,235,629           (6,456)       3,724,491
                                                      -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH ...................         949,769         (169,595)       1,211,636

Cash and cash equivalents, beginning of period ....         261,867          212,254             --
                                                      -------------    -------------    -------------

Cash and cash equivalents, end of period ..........   $   1,211,636    $      42,659    $   1,211,636
                                                      =============    =============    =============

Interest paid .....................................   $       1,316    $        --      $      56,465
                                                      =============    =============    =============

Taxes paid ........................................   $        --      $        --      $          50
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

    From Inception (September 17, 1999) through August 31, 2002 (As Restated)


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
                                   As Restated

    From Inception (September 17, 1999) through August 31, 2002 (As Restated)


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


NOTE D - RESTATED STOCK OPTIONS

    The accompanying balance sheet, statement of operations and statement of cash flows have been restated to fully recognize the cost to the Company of issuing stock options. All options issued are "stand alone" options. There is no Company stock option plan currently. The Company accounted for matters pertaining to administration of the Company using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options granted to non-employees for consulting services are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the expected life of the option with a corresponding increase to paid-in capital.

    On June 1, 2002 and July 18, 2002 the Company issued stock options to an employee and a non-employee director. The options vested immediately, have varying terms of three to ten years, and have an exercise price of $1.50 per share. The Company accounted for the options in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. $234,750 of compensation expense was recorded during the quarter ended August 31, 2002 since both options vested immediately.

    The Company issued additional stock options to a non-employee director on July 18, 2002 in connection with fundraising services. The options vested immediately, have a term of 10 years and have an exercise price of $1.50 per share. The Company has recognized compensation cost using the "fair value" method which recognized the value of the option as an expense over the expected life of the option.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

    From Inception (September 17, 1999) through August 31, 2002 (As Restated)


NOTE D - RESTATED STOCK OPTIONS - CONTINUED

    Because the options vested immediately, the "fair value" of the options of $256,812 was recorded during the quarter ended August 31, 2002, as a cost of fundraising netted against paid-in capital.

    Previously the Company had recorded $24,843 in compensation expense in connection with these options.

    Had the Company determined compensation expense based on the fair value at the measurement date for all stock options granted under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                      Three                      From Inception
                                   Months Ended       Three          Through
                                 August 31, 2002   Months Ended  August 31, 2002
                                  (As Restated)  August 31, 2001  (As Restated)
                                 --------------- --------------- ---------------
   Net loss, as reported         $    (532,289)  $    (172,543)  $  (2,617,309)
   Proforma net loss                  (724,382)       (172,543)     (2,907,621)

   Loss per share, as reported           (0.04)          (0.02)          (0.26)
   Proforma loss per share               (0.06)          (0.02)          (0.29)


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

    A summary of the common stock option activity for an officer and two non-employee directors is as follows:
                                                          Weighted
                                                          Average
                                                          Exercise
                                               Options     Prices   Exercisable
                                               -------    --------  -----------

Balance, May 31, 2002 ..................       100,000    $   1.25    100,000

Granted during the period ..............       358,680        1.50    358,680
                                               -------                -------

Balance, August 31, 2002 ...............       458,680    $   1.45    458,680
                                               =======                =======

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)


PART 2
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


6.A               Index of Exhibits - From 10-K

---------------------------------------------------------  --------------------------------------------------
 2.1     Stock Purchase Agreement among Protalex, Inc.,    Incorporated by reference, to the Company's 10-SB
         Don Hanosh and Enerdyne Corporation               filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------
 2.2     Merger Agreement and Plan of Re-organization      Incorporated by reference, to the Company's 10-SB
         between Protalex, Inc. and Enerdyne Corporation   filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------
                                                           Incorporated by reference, to the Company's 10-SB
 3.1     Articles of Incorporation, as amended             filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------
                                                           Incorporated by reference, to the Company's 10-SB
 10.1    Promissory Note in favor of Don Hanosh            filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------
 10.2    Continuing and Unconditional Guaranty executed    Incorporated by reference, to the Company's 10-SB
         by John E. Doherty                                filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------
 10.3    Continuing and Unconditional Guaranty executed    Incorporated by reference, to the Company's 10-SB
         by James K. Strattman                             filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------
 10.5    Form of Confidential Disclosure Agreement         Incorporated by reference, to the Company's 10-SB
                                                           filing December 3, 1999
---------------------------------------------------------  --------------------------------------------------

Exhibit
Number                     Exhibit Name
------                     ------------
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

PROTALEX, INC.


DATE:   October 14, 2002                   BY:   John E. Doherty
                                                 ----------------------
                                                 John E. Doherty
                                                 President and Director

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