Form 10QSB/A
period 2002-11-30
PROTALEX INC
filed 2003-10-08
CIK 1099215

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

                For the quarterly period ended November 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from        N/A      to     N/A
                                          -----------      ----------
           Commission file numb                    000 - 28385

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

                                 (505) 243-8220
                                 --------------
                          (Issuer's telephone number)


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

                                November 30, 2002

PART 1
ITEM 1 - FINANCIAL STATEMENTS

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET
                                   (Unaudited)
                                  (As Restated)

                                November 30, 2002


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......................   $   868,499
  Prepaid expense .................................        38,617
  Deposits ........................................         2,815
                                                      -----------

         Total current assets .....................                  $   909,931

EQUIPMENT
  Lab equipment ...................................       187,555
  Office and computer equipment ...................       131,829
  Furniture and fixtures ..........................        21,268
  Leasehold improvements ..........................        10,685
                                                      -----------

                                                          351,337
  Less accumulated depreciation ...................      (237,833)       113,504
                                                      -----------

OTHER ASSETS
  Intellectual technology license, net of
    accumulated amortization of $3,131 ............                       17,169
                                                                     -----------


                                                                     $ 1,040,604
                                                                     ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable ................................   $   102,234
  Current maturities of long-term liabilities .....        20,318
  Payroll and withholding taxes payable ...........           349
  Interest payable ................................            97
                                                      -----------


         Total current liabilities ................                  $   122,998

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
    40,000,000 shares, 12,570,735 shares
    issued, 12,272,711 shares outstanding .........     3,755,892
  Common stock, contra ............................      (368,547)
  Treasury stock, 298,024 shares ..................       (41,667)
  Additional paid-in-capital ......................       551,319
  Deficit accumulated during the development stage     (2,979,391)       917,606
                                                      -----------    -----------


                                                                     $ 1,040,604
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

               For the Six Months and Three Months Ended November
                   30, 2002 and 2001 and Period from Inception
                 (September 17, 1999) through November 30, 2002


                                       Six                            Three                      From Inception
                                  Months Ended         Six        Months Ended        Three         Through
                                  November 30,    Months Ended    November 30,    Months Ended    November 30,
                                      2002        November 30,        2002        November 30,        2002
                                  (As Restated)       2001        (As Restated)       2001        (As Restated)
                                  ------------    ------------    ------------    ------------    ------------
Revenues ......................   $       --      $       --      $       --      $       --      $       --

Operating Expenses
  Research and development ....       (488,182)       (366,850)       (292,772)       (232,157)     (1,981,797)
  Administrative ..............       (352,689)       (170,893)        (54,703)       (153,703)       (675,161)
  Professional fees ...........        (41,617)        (62,700)         (8,621)        (51,003)       (247,285)
  Depreciation and amortization         (7,105)         (9,015)         (2,451)         (4,613)        (42,302)
                                  ------------    ------------    ------------    ------------    ------------

          Operating Loss ......       (889,593)       (609,458)       (358,547)       (441,476)     (2,946,545)

Other income (expense)
  Interest income .............          5,885           3,979           3,520           3,979          36,163
  Interest expense ............         (1,644)         (6,167)           (328)         (1,606)        (59,990)
  Loss on disposal ............         (9,019)           --            (6,727)           --            (9,019)
                                  ------------    ------------    ------------    ------------    ------------

          NET LOSS ............   $   (894,371)   $   (611,646)   $   (362,082)   $   (439,103)   $ (2,979,391)
                                  ============    ============    ============    ============    ============

Weighted average number of
  common shares outstanding ...     12,145,373      11,049,435      12,284,748      11,490,235      10,183,274
                                  ============    ============    ============    ============    ============

Loss per common share .........   $      (0.07)   $      (0.06)   $      (0.03)   $      (0.04)   $      (0.29)
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

                                                             Six                     From Inception
                                                        Months Ended        Six         Through
                                                        November 30,   Months Ended   November 30,
                                                            2002       November 30,      2002
                                                       (As Restated)      2001       (As Restated)
                                                        -----------    -----------    -----------
Cash flows from operating activities
  Net loss ..........................................   $  (894,371)   $  (611,646)   $(2,979,391)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities
      Depreciation and amortization .................        57,156         55,077        253,781
      Non cash compensation expense .................       234,750        133,000        367,750
      Non cash expenses .............................          --             --           16,644
      Loss on disposal ..............................         9,021           --            9,021
      (Increase) decrease in prepaid expense ........       (39,830)         6,218        (41,432)
      Increase (decrease) in payroll taxes payable ..        (1,996)        (4,131)           349
      Increase in accounts payable ..................        46,128          9,080        102,233
      (Decrease) increase in interest payable .......          (456)        (1,398)            97
      Increase in accrued compensation ..............          --            3,838           --
                                                        -----------    -----------    -----------
          Net cash (used in) operating activities ...      (589,598)      (409,962)    (2,270,948)
                                                        -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ...................................          --             --          (20,000)
  Acquisition of equipment ..........................       (12,424)       (21,511)      (288,069)
  Excess of amounts paid for public shell
    over assets acquired to be accounted for
    as a recapitalization ...........................          --             --         (250,000)
  Proceeds on disposal of equipment .................         6,326           --            6,326
                                                        -----------    -----------    -----------
          Net cash (used in)
            investing activities ....................        (6,098)       (21,511)      (551,743)
                                                        -----------    -----------    -----------

Cash flows from financing activities
  Additional paid-in-capital ........................          --          143,569        183,569
  Proceeds from stock issuance ......................     1,263,001      1,102,000      3,620,401
  Purchases of treasury stock .......................       (41,667)          --          (41,667)
  Principal payment on note payable to individual ...          --         (142,830)      (225,717)
  Issuance of note payable to individual ............          --             --          368,546
  Principal payment on installment purchase payable .       (19,006)          --         (213,942)
  Principal payment on equipment note payable .......          --           (7,195)          --
                                                        -----------    -----------    -----------

          Net cash provided by financing
            activities ..............................     1,202,328      1,095,544      3,691,190

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)

                      For the Six Months Ended November 30,
                2002 and 2001 and from Inception (September 17,
                        1999) through November 30, 2002

                                                             Six                    From Inception
                                                        Months Ended        Six        Through
                                                        November 30,   Months Ended   November 30,
                                                           2002        November 30,      2002
                                                       (As Restated)      2001       (As Restated)
                                                        -----------    -----------    -----------
NET INCREASE IN CASH ................................       606,632        664,071        868,499
                                                        -----------    -----------    -----------

Cash and cash equivalents, beginning of period ......       261,867        212,254           --
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of period ............   $   868,499    $   876,325    $   868,499
                                                        ===========    ===========    ===========

Interest paid .......................................   $     1,643    $     7,565    $    56,792
                                                        ===========    ===========    ===========

Taxes paid ..........................................   $      --      $      --      $        50
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
                                                        ===========    ===========    ===========

Lab equipment was acquired through
  issuance of installment contract to seller ........   $              $              $    91,430
                                                        ===========    ===========    ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2002 (As Restated)


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

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2002 (As Restated)


NOTE C - GOING CONCERN UNCERTAINTY

    The accompanying balance sheet, statement of operations and statement of cash flows have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does not have operating revenue nor anticipate generating operating revenue for the foreseeable future. There is substantial doubt about the ability of the Company to continue as a going concern. This ability to continue as a going concern is dependent initially on its ability to raise sufficient investment capital to fund all necessary operations and product development activities. Secondly, the Company must develop products that are regulatory approved and market accepted to generate operating revenue. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE D - RESTATED STOCK OPTIONS

    The financial statements have been restated to fully recognize the cost to the Company of issuing stock options. All options issued are "stand alone" options. There is no Company stock option plan currently. The Company accounted for matters pertaining to administration of the Company using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options granted to non-employees for consulting services are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the expected life of the option with a corresponding increase to paid-in capital.

    On June 1, 2002 and July 18, 2002 the Company issued stock options to an employee and a non-employee director. The options vested immediately, have varying terms of three to ten years, and have an exercise price of $1.50 per share. The Company accounted for the options in accordance with APB Opinion No. 25 and has recognized compensation expense based on the "intrinsic value" method. This method records compensation cost as the difference between the exercise price of the option and the fair market value of the Company's stock on the measurement (grant) date. $234,750 of compensation expense was recorded for the six month period ending November 30, 2002 since both options vested immediately.

    The Company issued additional stock options to a non-employee director on July 18, 2002 in connection with fundraising services. The options vested immediately, have a term of 10 years and have an exercise price of $1.50 per share. The Company has recognized compensation cost using the "fair value" method which recognized the value of the option as an expense over the expected life of the option. Because the options vested immediately, the "fair value" of the options of $256,812 was recorded during the six month period ended November 30, 2002 as a cost of fundraising netted to paid-in capital.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2002 (As Restated)


NOTE D - RESTATED STOCK OPTIONS - CONTINUED

    On October 24, 2002 the Company issued stock options to a director in connection with fundraising services. The options vested immediately and have a term of ten years and an exercise price of $1.45 per share. The Company accounted for the options based on the "fair value" method. Because the options vested immediately, the "fair value" of the options of $108,055 was recorded during the quarter as a cost of fundraising netted against paid-in capital.

    Previously, the Company has recorded $49,684 of compensation expense in connection with all these options.

    Had the Company determined compensation expense based on the fair value at the measurement date for all stock options granted under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                      Six                         From Inception
                                 Months Ended         Six            Through
                                 November 30,     Months Ended     November 30,
                                     2002         November 30,         2002
                                (As Restated)        2001         (As Restated)
                                 ----------       ----------       -----------

Net loss, as reported ....       $ (894,371)      $ (611,646)      $(2,979,391)
Proforma net loss .........      (1,086,464)        (709,865)       (3,269,703)

Loss per share, as reported           (0.07)           (0.06)            (0.29)
Proforma loss per share ...           (0.09)           (0.06)            (0.32)

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

A summary of the common stock option activity for an officer and two non-employee directors is as follows:

                                                        Weighted
                                                        Average
                                                        Exercise
                                           Options       Prices     Exercisable
                                           -------      --------      -------

Balance, May 31, 2002 ..................   100,000      $   1.25      100,000

Granted during the period ..............   458,680          1.49      458,680
                                           -------      --------      -------

Balance, November 30, 2002 .............   558,680      $   1.45      558,680
                                           =======      ========      =======

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

   From Inception (September 17, 1999) through November 30, 2002 (As Restated)


NOTE E - SUBSEQUENT EVENT

1. On December 16, 2002, the Company issued "free standing" common stock options to each Director ("Optionee") of 10,000 common shares at $1.70 per share for a 10-year period.

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

The Company estimates it has sufficient cash reserves for 6 months of normal operation. The raising of an additional $5-$8,000,000 is planned during 2003 to fund FDA Phase I/II clinical trials, along with continued implementation of research plans and execution of a broader patent strategy. A pre-clinical animal safety study for Rheumatoid Arthritis is underway, and an animal study to refine product formulation is complete. After reviewing sourcing options for the components of our drug formulation, Protalex has determined that producing our own raw materials will strengthen our IND application package. The Company is contracting with an FDA approved laboratory to produce the raw material for its drug, a process that should be completed by mid-2003. Meanwhile, in-house laboratory work to fulfill FDA requirements continues, both in the area of drug formulation and stability, and for developing measures of immunogenicity. The Company plans to hire a chemist in the first quarter of 2003 to assist with drug analysis and formulation.

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

                                 Protalex, Inc.
                      (A Company in the Development Stage)


PART 2
ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


6.A               Index of Exhibits - From 10-K

--------------------------------------------------------  -------------------------------------------------
 2.1     Stock Purchase Agreement among Protalex, Inc.,   Incorporated by reference, to the Company's 10-SB
       Don Hanosh and Enerdyne Corporation                filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------
         Merger Agreement and Plan of Re-organization     Incorporated by reference, to the Company's 10-SB
         between Protalex, Inc. and Enerdyne Corporation  filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------
                                                          Incorporated by reference, to the Company's 10-SB
 3.1     Articles of Incorporation, as amended            filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------
                                                          Incorporated by reference, to the Company's 10-SB
10.1     Promissory Note in favor of Don Hanosh           filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------
10.2     Continuing and Unconditional Guaranty executed   Incorporated by reference, to the Company's 10-SB
         by John E. Doherty                               filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------
10.3     Continuing and Unconditional Guaranty executed   Incorporated by reference, to the Company's 10-SB
         by James K. Strattman                            filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------
10.5     Form of Confidential Disclosure Agreement        Incorporated by reference, to the Company's 10-SB
                                                          filing December 3, 1999
--------------------------------------------------------  -------------------------------------------------

Exhibit
Number                     Exhibit Name
------                     ------------
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

     Date:  January 13, 2003
            ----------------

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

     Date:  January 13, 2003
            ----------------

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