Form 10QSB
period 2003-08-31
PROTALEX INC
filed 2003-10-16
CIK 1099215

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from   N/A    to    N/A

        Commission file number                 000-28385

                                 Protalex, Inc.
        (Exact name of small business issuer as specified in its charter)

           New Mexico                                  91-2003490
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

         717 Encino Pl. N.E. Suite 17               Albuquerque, NM 87102
   (Address of principal executive offices)              (Zip Code)

Issuer's telephone number                    (505) 243-8220



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 16,695,034 as of October 14, 2003.

        Transitional Small Business Disclosure Format (check one):

 Yes       No    X


PART I
ITEM I - FINANCIAL STATEMENTS


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET

                                 August 31, 2003


                                     ASSETS



CURRENT ASSETS
  Cash ..........................................    $   96,931
  Prepaid expense ...............................         5,651
                                                     -----------
Total current assets ............................                    $   102,582

EQUIPMENT
  Lab equipment .................................        248,706
  Office and computer equipment .................        134,387
  Furniture & fixtures ..........................         21,268
  Leasehold improvements ........................         10,685
                                                     -----------
                                                         415,046
  Less accumulated depreciation .................       (301,653)        113,393
                                                     -----------


OTHER ASSETS
   Intellectual technology property, net of
     accumulated amortization of $3,892..............                    $16,408
                                                                     -----------


                  Total Assets                                       $   232,383
                                                                     ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................     $    214,584
  Payroll and related liabilities ...............           61,133
  Notes payable to individuals...................          100,000
  Interest payable ..............................              205
  Current maturities of capital lease ...........           19,716
                                                       -----------
         Total current liabilities ..............                   $   395,638

Capital lease obligation ........................                        35,993
                                                                    -----------
         Total liabilities ......................                       431,631

STOCKHOLDERS' DEFICIT
  Common stock, no par value,
    authorized 40,000,000 shares,
    12,244,191 shares issued and outstanding ....      3,766,400
  Common stock, contra ..........................       (368,547)
Additional paid in capital ......................        769,497
  Deficit accumulated during
    the development stage .......................     (4,366,598)      (199,248)
                                                      ----------    -----------


                                                                    $   232,383
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

               For the three months ended August 31, 2003 and 2002, and From Inception (September 17, 1999) through August 31, 2003



                                      Three           Three       From Inception
                                   Months Ended    Months Ended      Through
                                    August 31,      August 31,      August 31,
                                       2003            2002            2003
                                   ------------    ------------    ------------
Revenues ........................  $       --      $       --      $       --

Operating Expenses
  Research and development ......      (257,234)       (195,410)     (2,660,095
  Administrative ................      (317,663)        (297,986)    (1,281,062)
  Professional fees .............       (37,759)        (32,996)       (314,975)
  Depreciation and amortization .        (1,876)         (4,654)        (78,240)
                                   ------------    ------------    ------------
          Operating Loss ........      (614,532)       (531,046)     (4,334,372)

Other income (expense)
  Interest income ...............           155           2,365          39,822
  Interest expense ..............        (2,112)         (1,316)        (63,030)
  Loss on disposal ..............           --           (2,292)         (9,019)
                                   ------------    ------------    ------------
          NET LOSS ..............  $   (616,489)   $   (532,289)   $ (4,366,599)
                                   ============    ============    ============

Weighted average number of common
  shares outstanding ............    12,244,740      12,005,549      11,005,127
                                   ============    ============    ============

Loss per common share ...........  $       (.05)   $       (.04)   $       (.40)
                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

          For the Three Months Ended August 31, 2003 and 2002, and From Inception (September 17, 1999) through August 31, 2003

                                                           Three          Three      From Inception
                                                        Months Ended   Months Ended     Through
                                                          August 31,     August 31,     August 31,
                                                            2003           2002           2003
                                                         -----------    -----------    -----------
Cash flows from operating activities
  Net loss ...........................................   $  (616,489)   $  (532,289)   $(4,366,599)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
         Loss on disposal of equipment ...............          --            2,292          9,019
      Depreciation and amortization ..................        13,676         29,140        318,942
      Non cash compensation expense ..................       182,002        234,570        696,436
         Non cash expenses ...........................          --             --           16,644
      Decrease (increase) in prepaid expense .........         1,221        (53,895)        (5,651)
      (Decrease) increase in payroll and
          related liabilities ........................        52,320          4,701         61,136
      (Decrease) increase in interest payable ........           190            (39)           205
      Increase in accounts payable and credit
       card payable ..................................        99,090         35,680        214,584
                                                         -----------    -----------    -----------

         Net cash used in operating activities .......      (267,990)      (279,660)    (3,055,284)
                                                         -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --             --          (20,000)
  Acquisition of equipment ...........................          --          (10,526)      (290,881)
  Excess of amounts paid for public shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --             --         (250,000)
  Proceeds from disposal of equipment ................          --            4,326          6,000
                                                         -----------    -----------    -----------

         Net cash used in investing activities .......          --           (6,200)      (554,881)
                                                         -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from stock issuance .......................          --        1,263,000      3,620,401
  Principal payment on equipment notes payable and
         capital leases.......                                (6,797)       (10,705)      (239,702)
  Contribution by shareholders .......................          --             --          183,569
  Principal payment on note payable individual .......          --             --         (225,717)
  Issuance of note payable to individuals ............       100,000           --          468,546
  Acquisition of common stock ........................        (8,334)       (16,666)      (100,001)
                                                         -----------    -----------    -----------

         Net cash provided by financing activities ...        84,869      1,235,629      3,707,096
                                                         -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH.......................      (183,121)       949,769         96,931

Cash, beginning of period ............................       280,052        261,867           --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $    96,931    $ 1,211,636    $    96,931
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS -CONTINUED

          For the Three Months ended August 31, 2003 and 2002 and From Inception (September 17, 1999) through August 31, 2003

                                                                                            From Inception
                                                          Period Ended     Period Ended        Through
                                                         August 31, 2003  August 31, 2002   August 31, 2003
Interest paid .......................................   $        1,922    $         1,316           62,825
                                                        ===============   ===============   ==============

Taxes paid ..........................................   $          --     $            50   $           50
                                                        ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license
  at inception - value at $.03 per share ............   $          --     $          --     $          300
                                                        ===============   ===============   ==============
100,000 shares of company stock were
  issued in exchange for legal services
  performed .........................................   $          --     $          --     $       15,000
                                                        ===============   ===============   ==============
1,644 shares of company stock were
  issued in exchange for interest payable ...........   $          --     $          --     $        1,644
                                                        ===============   ===============   ==============
Lab equipment was acquired through
  issuance of installment contract to seller ........   $          --     $          --     $       91,430
                                                        ===============   ===============   ==============

Lab equipment was acquired
        through lease agreement with seller ........   $           --     $          --     $       61,151
                                                        ===============   ===============   ==============

8,334 shares of company stock were
     issued as compensation.........................   $         16,418   $          --     $      110,509
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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's
    Form 10-KSB/A for the year ended May 31, 2003. This quarterly report should be read in conjunction with such annual report.


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

2.  Loss per Common Share

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of " Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2003, the Company had a total of 2,718,922 potentially dilutive securities.

3.  Stock Based Compensation

    The Company accounts for the options granted to employees using the "intrinsic" method which records as compensation cost the difference between exercise price of the options and the fair market value of Company stock on the measurement (grant) date. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to paid-in capital. During the three month period ended August 31,2003, the Company granted 100,000 options to an employee to purchase common stock with exercise price of $1.50, expiring in 2013.


    Had the Company determined compensation expense based on the fair value at the measurement date for its stock options granted to employees under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                       Three           Three      From Inception
                                    Months Ended    Months Ended     Through
                                     August 31,      August 31,      August 31,
                                        2003           2002            2003
                                     ----------     -----------     -----------

Net loss, as reported ..........   $  (616,489)     $ (532,289)     $(4,366,599)
Add: stock-based employee
     compensation expense
     included in reported
     net loss ..................       182,002         234,750          602,345
Deduct: Stock-based employee
        compensation expense
        determined under fair-
        value method for all
        awards .................      (323,231)       (426,843)      (1,371,683)
                                   -----------     -----------      -----------
Pro forma net loss .............   $  (757,718)    $  (724,382)     $(5,135,937)
                                   ===========     ===========      ===========

Loss per share, as reported ....   $      (.05)    $      (.04)     $      (.40)

Proforma loss per share ........   $      (.06)    $      (.06)     $      (.47)




The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 90% - 131% ; risk-free interest rate of 4.16% - 5.11%; and an expected life of three-five years.



NOTE C - BOARD ACTIONS

1. On July 14, 2003, a unanimouis written consent of the Board of Directors was passed to elect Kirk Raab to the Board of Directors and appoint him as Chairman of the Board. Mr. Raab accepted the offer, which specified compensation of $150,000 per year, and stock options in an amount totaling 3.5% of the post-private placement shares outstanding with a strike price of $1.50 per share. The private placement was completed in September 2003 and based on the post-private placement shares then outstanding, less the shares redemption described in Note D below, Mr. Raab was then granted a total of 584,333 options with an exercise price of $1.50, of which 100,000 options vested immediately, and the remainder vest at 1/48th per month over four years, with a life from the grant date of 10 years. In the case of termination without cause, Mr. Raab will continue to receive salary and vesting of options for a twelve month period.
See Note D.

2. On August 13, 2003, the Board approved issuance of notes payable to two directors of up to $100,000 each. In the same meeting, the Board approved issuance of 100,000 options at $1.50 to CEO Steven Kane as compensation for his efforts in the private placement in progress, and to change the date of the annual meeting to the fourth Tuesday in October.


NOTE D - SUBSEQUENT EVENTS

1. On September 19, 2003, the Company closed a private placement, raising a total of $12,657,599 in exchange for 7,445,646 shares of common stock and 2,605,976 warrants exercisable at $2.40 per share, expiring September 18, 2008. In addition, 558,423 warrants , exercisable at $2.40 per share, were issued to Merriman and Company, as part of their fee for acting as placement agent.

2. On September 19, 2003, the Company repurchased 2,994,803 shares of common stock from former Chief Scientific Officer Paul Mann and family members for $300,000.

3. On September 24, 2003, the Company repaid with interest the promissory notes totaling $100,000 to two directors.

4. On October 2, 2003, William Hitchcock resigned from the Audit and Compensation Committees. He remains as director of the Company.


     The following discussion of the financial condition and results of operations of Protalex, Inc. should be read in conjunction with the unaudited financial statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10KSB/A for the year ended May 31, 2003. Our actual results may differ materially from those contained in any forward-looking statements.

     When you read this section of this Form 10-QSB, it is important that you also read the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-QSB. This section of this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including, but not limited to, those referred to in this report as well as in the Company's public filings with the SEC, including the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003, regarding the risk of gaining consumer acceptance, risks relating to the Company's history of losses and liquidity and risks of international operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's principal activities for the three months ended August 31, 2003 were to continue preparation for the Investigational New Drug Application (IND) to be filed with the Food and Drug Administration (FDA) in first quarter of calendar 2004, and to secure financing for continued operations. On September 19, 2003, the Company closed a private placement, raising $12.7 million, the proceeds to be used in supporting Phase I and II clinical trials of its
Rheumatoid Arthritis (RA) drug. On July 14, 2003, the Company appointed Kirk Raab as a Director and Chairman, further strengthening its core of knowledge and experience in the pharmaceutical industry and FDA regulatory affairs. The
Company's contract lab is on schedule to produce a lot if its compound for testing and formulation in fourth quarter of calendar 2003. Other IND-related activities include designing clinical trial protocols, and designing an animal `bridging study' to correlate the purchased compound used in animal trials with the Company-manufactured product to be used in human clinical trials. In the coming 12 months the Company is expecting significant progress in the characterization of the active component of the Company's first product, which will enable the synthesis of new compounds. This will allow more comprehensive patent protection, as well as insight into future drugs. The Company is planning pre-clinical studies in Lupus and Crohn's Disease in third quarter of calendar year 2004, upon completion of significant milestones in the RA trials. The Company anticipates that it will need to purchase an auto-sampling tray for the existing HPLC machine, at a cost of $30,000, and a fume hood for the derivative protein project, at a cost of $15,000. These purchases will be made in the first quarter of calendar year 2004. Please refer to the Company's 10-KSB/A filed for the year ended May 31, 2003 for more information on the Company's technology and risk factors.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the three month periods ended August 31, 2003 and 2002 was $267,990 and $279,660, respectively. Increased research and administrative expenses during the three month period ended August 31, 2003 were offset by an increase in accounts payable. The Company continues to incur net losses.

Operating loss increased to $616,489 for the three month period ended August 31, 2003 from $532,289 for the three month period ended August 31, 2002 primarily due to increased administrative salaries related to the hiring of a new President/CEO and Chairman. Research and FDA-related expenses to outside laboratories increased due to pre-clinical trials and production of the Company's drug in preparation for the IND application and inception of human clinical trials.


CAPITAL SOURCES

Protalex, Inc. successfully completed a private placement in September 19, 2003, receiving funds of $12,657,599 in exchange for 7,445,646 common shares of stock. Issued along with these shares were 3,164,399 warrants exercisable at $2.40 per share and expiring August 18, 2008.

ADEQUACY OF CAPITAL

As of August 31, 2003, the Company's net working capital was a $(293,056) and its total cash and cash equivalents was $96,931. The Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company projects that funds raised in the September, 2003 private placement will be sufficient to sustain the company for at least 18 months. The ability to raise additional debt or equity financing is dependent upon the Company reaching milestones and advancing in the FDA approval process. No assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. In addition, the report we received from our independent auditors covering our fiscal year ended May 31, 2003 financial statements contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.


RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2002

Research and development expenses increased $61,824, or 32%, from $195,410 for the quarter ended August 28, 2002 to $257,234 for the quarter ended August 31, 2003. The increase is primarily due to services from FDA-related consultants, animal testing laboratories, and a production facility manufacturing the Company's drug. These higher expenses were partially offset by a decrease in lab wages, lab materials, and depreciation expenses. Administrative expenses increased $19,677, or 7%, from $297,986 for the quarter ended August 31, 2002 to $317,663 for the quarter ended August 31, 2003. The increase was due to compensation expenses associated with the addition of two administrative positions.


ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 18, 2003, the Company sold 7,445,646 shares of common stock of the Company and warrants to purchase an additional 2,605,976 shares of common stock of the Company to institutional and individual investors for an aggregate purchase price of $12,657,599. The Company also issued warrants to purchase 558,423 shares of Company common stock to Merriman Curhan Ford & Co., a registered broker-dealer, in connection with this financing. Each of the warrants has an exercise price of $2.40 per share and expires on September 18, 2008. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The Company obtained representations for each of the investors that they are "accredited investors" for purposes of Regulation D. The Company has reserved 1,641,922 shares of common stock for issuance pursuant to stand alone option agreements entered into by the Company.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its president, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On October 14, 2003, Steven H. Kane, Chief Executive Officer and Donald K. Dean, Chief Financial Officer, representing all of the officers and directors of Protalex, Inc., evaluated Protalex's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control:

There have been no significant changes in Protalex's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


6.A               Index of Exhibits - From 10-K


--------------------------------------------------------------------------
 2.1  Stock Purchase Agreement                 Incorporated by reference,
      among Protalex, Inc.,                    to the Company's 10-SB
      Don Hanosh and Enerdyne                  filing December 3, 1999
      Corporation
--------------------------------------------------------------------------
      Merger Agreement and Plan                Incorporated by reference
      of Re-organization                       to the Company's 10-SB
      between Protalex, Inc.                   filing December 3, 1999
      and Enerdyne Corporation
--------------------------------------------------------------------------
 3.1  Articles of Incorporation,               Incorporated by reference
      as amended                               to the Company's 10-SB/A
                                               filing September 24, 2003
--------------------------------------------------------------------------
 3.2  Bylaws                                   Incorporated by reference
                                               to the Company's 10-SB/A
                                               filing September 24, 2003
--------------------------------------------------------------------------
99.1  Periodic Report Certifications           Attached
      By the Chief Executive Officer
      Of Quarterly Report on Form
      10-QSB, for the period ended
      August 31, 2003
--------------------------------------------------------------------------
99.2  Periodic Report Certifications           Attached
      By the Chief Financial Officer
      Of Quarterly Report on Form
      10-QSB, for the period ended
      August 31, 2003
--------------------------------------------------------------------------




      Exhibit
      Number                     Exhibit Name

       (b) A report on Form 8-K was filed on September 22, 2003, which detailed the repurchase of stock from a former Chief Scientific Officer.

                   A report on Form 8-K was filed on October 8, 2003, which detailed the resignation of William Hitchcock as a member of the Compensation Committee and as Chairman of the Audit Committee.

   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.




Date: October 14, 2003                   PROTALEX, INC.

                                        By: Steven H. Kane
                                            --------------------------
                                            Steven H. Kane, President


Date: October 14, 2003                   PROTALEX, INC.


                                        By: Donald Dean
                                            ------------------------------------
                                            Donald Dean, Chief Financial Officer