Form 10QSB/A
period 2003-08-31
PROTALEX INC
filed 2003-10-30
CIK 1099215

FORM 10-QSB/A

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

2.  Loss per Common Share

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of " Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2003, the Company had a total of 2,538,922 potentially dilutive securities.

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



NOTE C - BOARD ACTIONS

1. On July 14, 2003, a unanimouis written consent of the Board of Directors was passed to elect Kirk Raab to the Board of Directors and appoint him as Chairman of the Board. Mr. Raab accepted the offer, which specified compensation of $150,000 per year, and stock options in an amount totaling 3.5% of the post-private placement shares outstanding with a strike price of $1.50 per share. The private placement was completed in September 2003 and based on the post-private placement shares then outstanding, less the shares redemption described in Note D below, Mr. Raab was then granted a total of 584,333 options with an exercise price of $1.50, of which 100,000 options vest immediately upon issuance and the remainder vest at 1/48th per month over four years, with a life from the grant date of 10 years. On July 14, 2003, the Board of Directors agreed that, in the case of termination without cause, Mr. Raab will continue to receive salary and vesting of options for a twelve month period. See Note D.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2002

Research and development expenses increased $61,824, or 32%, from $195,410 for the quarter ended August 31, 2002 to $257,234 for the quarter ended August 31, 2003. The increase is primarily due to services from FDA-related consultants, animal testing laboratories, and a production facility manufacturing the Company's drug. These higher expenses were partially offset by a decrease in lab wages, lab materials, and depreciation expenses. Administrative expenses increased $19,677, or 7%, from $297,986 for the quarter ended August 31, 2002 to $317,663 for the quarter ended August 31, 2003. The increase was due to compensation expenses associated with the addition of two administrative positions.


PART II
ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 18, 2003, the Company sold 7,445,646 shares of common stock of the Company and warrants to purchase an additional 2,605,976 shares of common stock of the Company to institutional and individual investors for an aggregate purchase price of $12,657,599. The Company also issued warrants to purchase 558,423 shares of Company common stock to Merriman Curhan Ford & Co., a registered broker-dealer, in connection with this financing. Each of the warrants has an exercise price of $2.40 per share and expires on September 18, 2008. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The Company obtained representations for each of the investors that they are "accredited investors" for purposes of Regulation D. As of September 18, 2003 the Company had reserved 2,196,255 shares of common stock for issuance pursuant to stand alone option agreements entered into by the Company.

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

PART II
ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


6.A               Index of Exhibits - From 10-K


--------------------------------------------------------------------------
 2.1  Stock Purchase Agreement                 Incorporated by reference,
      among Protalex, Inc.,                    to the Company's 10-SB
      Don Hanosh and Enerdyne                  filing December 3, 1999
      Corporation
--------------------------------------------------------------------------
      Merger Agreement and Plan                Incorporated by reference
      of Re-organization                       to the Company's 10-SB
      between Protalex, Inc.                   filing December 3, 1999
      and Enerdyne Corporation
--------------------------------------------------------------------------
 3.1  Articles of Incorporation,               Incorporated by reference
      as amended                               to the Company's 10-SB/A
                                               filing September 24, 2003
--------------------------------------------------------------------------
 3.2  Bylaws                                   Incorporated by reference
                                               to the Company's 10-SB/A
                                               filing September 24, 2003
--------------------------------------------------------------------------
31    Certifications pursuant to Section       Attached
      302(a) of the Sarbanes-Oxley Act
      of Quarterly Report on Form
      10-QSB/A, for the period ended
      August 31, 2003
--------------------------------------------------------------------------
32    Certifications pursuant to Section       Attached
      906 of the Sarbanes-Oxley Act
      of Quarterly Report on Form
      10-QSB/A, for the period ended
      August 31, 2003
--------------------------------------------------------------------------




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