Form 10QSB
period 2003-11-30
PROTALEX INC
filed 2004-01-14
CIK 1099215

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from   N/A    to    N/A

        Commission file number                 000-28385

                                 Protalex, Inc.
        (Exact name of small business issuer as specified in its charter)

           New Mexico                                  91-2003490
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

      145 Union Square Drive New Hope, PA                  18938
   (Address of principal executive offices)              (Zip Code)

Issuer's telephone number                              (215) 862-9720



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 16,695,034 as of January 14, 2004.

        Transitional Small Business Disclosure Format (check one):

 Yes       No    X


PART I
ITEM I - FINANCIAL STATEMENTS


                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                  BALANCE SHEET

                                 November 30, 2003


                                     ASSETS

                                                     (unaudited)
CURRENT ASSETS
  Cash ..........................................    $10,586,244
  Prepaid expense ...............................         27,109
  Interest receivable ...........................         27,500
                                                     -----------
Total current assets ............................                    $10,640,853

EQUIPMENT
  Lab equipment .................................        258,947
  Office and computer equipment .................        134,387
  Furniture & fixtures ..........................         21,268
  Leasehold improvements ........................         10,685
                                                     -----------
                                                         425,287
  Less accumulated depreciation .................       (322,363)        102,924
                                                     -----------


OTHER ASSETS
   Intellectual technology property, net of
     accumulated amortization of $4,147..........                        $16,155
                                                                     -----------


                  Total Assets                                       $10,759,932
                                                                     ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable ..............................    $   190,217
  Payroll and related liabilities ...............        103,077
  Current maturities of capital lease obligation.         18,310
                                                     -----------
         Total current liabilities ..............                    $   311,604

Capital lease obligation ........................                         30,824
                                                                     -----------
         Total liabilities ......................                        342,428

STOCKHOLDERS' EQUITY
  Common stock, no par value,
    authorized 40,000,000 shares,
    16,695,034 shares issued and outstanding ....     16,123,998
  Common stock, contra ..........................       (368,547)
Additional paid in capital ......................       (412,536)
  Deficit accumulated during
    the development stage .......................     (4,925,411)     10,417,504
                                                      ----------     -----------


                                                                     $10,759,932
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

         For the Six Months and Three Months ended November 30, 2003 and 2002, and From Inception (September 17, 1999) through November
                                    30, 2003

                                       Six             Six            Three           Three       From Inception
                                   Months Ended    Months Ended    Months Ended    Months Ended      Through
                                   November 30,    November 30,    November 30,    November 30,    November 30,
                                       2003            2002            2003            2002            2003
                                   ------------    -------------   ------------    ------------    ------------
                                    (unaudited)      (unaudited)    (unaudited)     (unaudited)     (unaudited)
Revenues ........................  $       --      $       --      $       --      $       --      $       --

Operating Expenses
  Research and development ......      (489,281)       (488,182)       (232,047)       (292,772)     (2,892,142)
  Administrative ................      (558,514)       (352,689)       (240,851)        (54,703)     (1,521,913)
  Professional fees .............      (147,827)        (41,617)       (110,068)         (8,621)       (425,043)
  Depreciation and amortization .        (3,384)         (7,105)         (1,508)         (2,451)        (79,748)
                                   ------------    ------------    ------------    ------------    ------------
          Operating Loss ........    (1,199,006)       (889,593)       (584,474)       (358,547)     (4,918,846)

Other income (expense)
  Interest income ...............        27,695           5,885          27,540           3,520          67,362
  Interest expense ..............        (3,990)         (1,644)         (1,878)           (328)        (64,908)
  Loss on disposal ..............          --            (9,019)           --            (6,727)         (9,019)
                                   ------------    ------------    ------------    ------------    ------------
          NET LOSS ..............  $ (1,175,301)   $   (894,371)   $   (558,812)   $   (362,082)   $ (4,925,411)
                                   ============    ============    ============    ============    ============

Weighted average number of common
  shares outstanding ............    14,005,239      12,145,373      15,804,677      12,284,748      11,286,985
                                   ============    ============    ============    ============    ============

Loss per common share ...........  $       (.08)   $       (.07)   $       (.04)   $       (.03)   $       (.44)
                                   ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

          For the Six Months Ended November 30, 2003 and 2002, and From
            Inception (September 17, 1999) through November 30, 2003

                                                             Six            Six       From Inception
                                                         Months Ended   Months Ended     Through
                                                         November 30,   November 30,   November 30,
                                                            2003           2002           2003
                                                         -----------    -----------    -----------
                                                          (unaudited)    (unaudited)    (unaudited)
Cash flows from operating activities
  Net loss ...........................................   $(1,175,301)   $  (894,371)   $(4,925,411)
  Adjustments to reconcile net loss to net
    cash used in operating activities
         Loss on disposal of equipment ...............          --            9,021          9,019
      Depreciation and amortization ..................        34,132         57,156        339,398
      Non cash compensation expense ..................       285,087        234,750        799,521
         Non cash expenses ...........................          --             --           16,644
      Decrease (increase) in prepaid expense .........       (19,729)       (39,830)       (26,601)
         Increase in interest receivable                     (27,500)          --          (27,500)
      (Decrease) increase in payroll and
          related liabilities ........................        82,908         (1,996)        91,724
      (Decrease) increase in interest payable ........          (15)           (456)          --
      Increase in accounts payable and credit
       card payable ..................................        86,076         46,128        201,570
                                                         -----------    -----------    -----------

         Net cash used in operating activities .......      (734,342)      (589,598)    (3,521,636)
                                                         -----------    -----------    -----------

Cash flows from investing activities
  Acquisition of intellectual technology license
    - fee portion ....................................          --             --          (20,000)
  Acquisition of equipment ...........................       (10,241)       (12,424)      (301,122)
  Excess of amounts paid for public shell
    over assets acquired to be accounted for
    as a recapitalization ............................          --             --         (250,000)
  Proceeds from disposal of equipment ................          --            6,326          6,000
                                                         -----------    -----------    -----------

         Net cash used in investing activities .......       (10,241)        (6,098)      (565,122)
                                                         -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from stock issuance, net of issuance costs .   11,372,481      1,263,001     14,992,882
  Principal payment on equipment notes payable and
         capital leases.......                               (13,372)       (19,006)      (246,277)
  Contribution by shareholders .......................          --             --          183,569
  Principal payment on note payable to individuals ...      (100,000)          --         (325,717)
  Issuance of note payable to individuals ............       100,000           --          468,546
  Acquisition of common stock ........................      (308,334)       (41,667)      (400,001)
                                                         -----------    -----------    -----------

         Net cash provided by financing activities ...    11,050,775      1,202,328     14,673,002
                                                         -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH.......................    10,306,192        606,632     10,586,244

Cash, beginning of period ............................       280,052        261,867           --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $10,586,244    $   868,499    $10,586,244
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                       STATEMENT OF CASH FLOWS - CONTINUED

          For the Six Months ended November 30, 2003 and 2002 and From
            Inception (September 17, 1999) through November 30, 2003

                                                                                              From Inception
                                                          Period Ended       Period Ended        Through
                                                       November 30, 2003  November 30, 2002  November 30, 2003
Interest paid .......................................   $         4,005    $         1,643    $       61,712
                                                        ===============    ===============    ==============

Taxes paid ..........................................   $          --      $          --      $           50
                                                        ===============    ===============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

10,000 shares of company stock were
  issued as part of the cost of acquisition
  of the intellectual technology license
  at inception - value at $.03 per share ............   $          --      $          --      $          300
                                                        ===============    ===============    ==============
100,000 shares of company stock were
  issued in exchange for legal services
  performed .........................................   $          --      $          --      $       15,000
                                                        ===============    ===============    ==============
1,644 shares of company stock were
  issued in exchange for interest payable ...........   $          --      $          --      $        1,644
                                                        ===============    ===============    ==============
Lab equipment was acquired through
  issuance of installment contract to seller ........   $          --      $          --      $       91,430
                                                        ===============    ===============    ==============

Lab equipment was acquired
        through lease agreement with seller .........   $          --      $          --      $       61,151
                                                        ===============    ===============    ==============

8,334 shares of company stock were
     issued as compensation..........................   $        16,418    $          --      $      110,509
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

2.  Loss per Common Share

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of " Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2003, the Company had a total of 6,347,654 potentially dilutive securities.

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


    Had the Company determined compensation expense based on the fair value at the measurement date for its stock options granted to employees under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated as follows:

                                       Six             Six        From Inception
                                   Months Ended    Months Ended       Through
                                   November 30,    November 30,     November 30,
                                       2003            2002             2003
                                   ------------    ------------     ------------

Net loss, as reported ..........   $(1,175,301)    $  (894,371)     $(4,925,411)
Add: stock-based employee
     compensation expense
     included in reported
     net loss ..................       285,087         234,750          705,430
Deduct: Stock-based employee
        compensation expense
        determined under fair-
        value method for all
        awards .................      (622,107)       (426,843)      (1,670,559)
                                   -----------     -----------      -----------
Pro forma net loss .............   $(1,512,321)    $(1,086,464)     $(5,890,540)
                                   ===========     ===========      ===========

Loss per share, as reported ....   $      (.08)    $      (.07)     $      (.44)

Proforma loss per share ........   $      (.11)    $      (.09)     $      (.52)


       The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 90% - 131%; risk-free interest rate of 4.16% - 5.11%; and an expected life of three-five years.

       During the six month period ended November 30,2003, the Company granted 584,333 options to an employee to purchase common stock with an exercise price of $1.50 per share, expiring in 2013. The Company also granted options to purchase 100,000 and 60,000 shares of common stock of the Company to its CEO and an unrelated person, respectively, in connection with the Company's September 2003 equity financing. These options have an exercise price of $1.50 per share and terminate in 2013.

NOTE C - BOARD ACTIONS

On October 28, 2003, at an Annual Meeting of the Board of Directors, the Board of Directors "Board" adopted the following resolutions:

1. The Officers of the Corporation for the ensuing year or until their successors have been elected and qualified shall be: (i) Chairman of the Board,
G. Kirk Raab; (ii) CEO/President, Steven H. Kane; (iii) Secretary, Dennis Vik; and (iv) Chief Financial Officer/Treasurer Don Dean.

2. The Audit Committee shall be Thomas P. Stagnaro, Arthur D. Bankhurst and G. Kirk Raab, with the latter serving as chairman. The Compensation Committee shall be G. Kirk Raab, Frank M. Dougherty and John E. Doherty, with the latter serving as chairman. The Nomination Committee shall be Steven H. Kane, G. Kirk Raab and Frank M. Dougherty, with the latter serving as chairman. The Board further resolved that a Scientific Oversight Committee shall be formed with the purpose of making recommendations to the Board regarding research and development activities of the Corporation. The Scientific Oversight Committee, who do not need to be members of the Board, shall be Thomas P. Stagnaro, Arthur D. Bankhurst, Dinesh Patel, Barry Sherman and G. Kirk Raab, with the latter serving as chairman. The Board further resolved that the President arrange for charters to be drafted for the Audit Committee, Nomination Committee and the Compensation Committee consistent with Nasdaq and SEC requirements and guidelines.

3. Approval by the Board must be obtained for any third party contracts over $100,000. The Board also adopted the resolution that approval by the Board must be obtained for any capital expenditures over $50,000. The Board also adopted the resolution that any charges, checks or debit charges exceeding $5,000 be approved in writing by the President and the Treasurer, and that the Treasurer and President be authorized to draft a form of a Purchase Order to reflect approval of debit charges and credit card charges.

4. The Company Bylaws shall be amended to reflect that the maximum number of Directors be increased to 11.

5. The Compensation Committee shall be delegated the power to review and finalize the proposed Employee Policies and Procedures Manual prepared by the CFO.

6. Terral Jordan, an unrelated individual, shall be granted the right to purchase 60,000 common shares, under a Stand Alone Non-Qualified Option Agreement, at an exercise price of $1.50 per share to vest immediately and having a life of 10 years from the date of grant, October 28, 2003. This is in return for his efforts in introducing the Company to an investor in the September 2003 financing.

7. The Board unanimously adopted and approved a Stock Option Plan.

8. Per the offer letter with Steven H. Kane, a bonus of one percent (1.0%) of funds raised in year 2003, a gross amount of $126,576, is further authorized to be granted to Mr. Kane.

9. The board shall meet four (4) times during the year 2004, on the following dates: January 22, 2004, April 29, 2004, July 22, 2004 and October 26, 2004 (annual meeting) at a place to be determined by the Chairman of the Board.


NOTE D - SALE AND REPURCHASE OF COMMON STOCK

On September 18, 2003, the Company closed a private placement, raising a total of $12,657,599 in exchange for 7,445,646 shares of common stock and 2,605,976 warrants exercisable at $2.40 per share, expiring on September 18, 2008. In addition, 558,423 warrants, exercisable at $2.40 per share, were issued to Merriman and Company, as part of their fee for acting as placement agent.

On September 19, 2003, the Company repurchased 2,994,803 shares of common stock from former Chief Scientific Officer Paul Mann and family members for $300,000.


NOTE E - SUBSEQUENT EVENTS

1. On December 1, 2003 the Company entered into a lease agreement for new lab space in New Hope, Pennsylvania, which shall commence on January 9, 2004. The terms of this lease are for a period of 3 years, and annual rent payment is $91,080 with 5% yearly increases.

2. On December 31, 2003, Don Dean resigned as Chief Financial Officer and Treasurer and Dr. Dennis Vik resigned as Chief Scientific Officer and Secretary. On December 12, 2003, the Company issued to their terminated employees 39,399 shares of common stock as part of their severance packages.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes. This discussion, as well as the remainder of this Report on Form 10Q-SB, contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Relating to Our Business," "Description of Business" and elsewhere in our most recent Annual Report on Form 10K-SB/A.

Plan of Operations

Pre-clinical safety studies for our target Rheumatoid Arthritis ("RA") drug were completed in May 2003, with no significant clinical reactions and no toxicologically meaningful differences between the test and control groups. These studies and the pre-clinical efficacy studies concluded in 2002 lay the foundation for the Investigational New Drug ("IND") application for treating RA. We expect to submit the IND application during the second quarter of calendar year 2004. During the next 12 months, we expect to undertake IND-related activities including manufacturing our drug and Phase I and II human clinical trials, arranging for packaging and testing, designing clinical trial protocols and designing an animal "bridging study" to compare the lots used in animal trials with our manufactured product to be used in human clinical trials.

Based on conversations with the FDA, we are conducting in-house laboratory work regarding drug formulation and stability and developing measures of immunogenicity. Our contract laboratory in Europe produced an early lot of our RA drug, for initial testing, in the fourth quarter of calendar year 2003; and a final lot is scheduled to be released in first quarter of calendar year 2004, in time for Phase I human clinical trials.

We intend to hire a Chief Financial Officer, a Director of Clinical and Regulatory Affairs and a Laboratory Cell Technician in the first calendar quarter of 2004. We also expect to hire an additional two to three employees during the remainder of calendar 2004. Continued growth in staffing is anticipated in the Company's business plan, and specialized staffing requirements in the areas of management, scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

We project that funds raised in the September 2003 private placement will be sufficient to sustain the Company for at least 21 months.The Company also expects significant progress in the characterization of the active component of the Company's first product during the next twelve months and that this progress will enable the synthesis of new compounds.

ITEM 3  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its president, chief financial officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On October 14, 2003, Steven H. Kane, Chief Executive Officer, and Donald K. Dean, Chief Financial Officer, representing all of the officers and directors of Protalex, Inc., evaluated Protalex's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control:

Other than requiring Board approval for third party contracts over $100,000 and for any capital expenditures over $50,000, there have been no significant changes in Protalex's internal controls or any other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
ITEM 2

On September 18, 2003, we sold 7,445,646 shares of common stock of the Company for an aggregate purchase price of approximately $12,657,599. In addition, we issued warrants to purchase up to 2,605,976 shares of our common stock, at an exercise price of $2.40 per share. The warrants are exercisable from the date of issuance until September 18, 2008. The shares and warrants were offered through a placement agent, for whose services we paid a placement agent fee of approximately $950,000 and issued warrants to purchase up to 558,423 shares of Company common stock. After the placement agent fee and before deducting related legal and accounting expenses, we realized net proceeds of approximately $11.4 million. We intend to use the net proceeds of the offering to support our working capital needs as we continue research on our prospective RA drug and our related Investigational New Drug application. We issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

All of the shares of common stock issued to the investors or to be issued upon exercise of the warrants issued to the investors were registered for resale on a registration statement on Form SB-2, Registration No. 333-109846, which was declared effective on December 8, 2003. Our agreement with the investors requires us to cause the SB-2 registration statement to remain effective until such time as all shares held by the investors could be sold under Rule 144(k) promulgated under the Securities Act. We also agreed to indemnify each selling stockholder for claims made against them arising out of, among other things, statements made in the registration statement.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this Form SB-2. References to "the Company" in this Exhibit List mean Protalex, Inc., a New Mexico corporation.

    Exhibit No.      Description

    2.1 Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation (Incorporated by reference, to the Company's 10-SB filing December 3, 1999)

    2.2 Merger Agreement and Plan of Re-organization between Protalex, Inc. and Enerdyne Corporation (Incorporated by reference, to the Company's 10-SB filing December 3, 1999)

    3.1 Articles of Incorporation of the Company, as amended (Incorporated by reference, to the Company's 10-SB filing December 3, 1999)

    3.2 Bylaws of the Company (Incorporated by reference, to the Company's 10-KSB/A filing September 24, 2003)

    4.1              Letter Agreement with Pembroke Financial Ltd.
                     (Incorporated by reference, to the Company's 10-KSB/A filing September 24, 2003)

    4.2 Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders (Previously filed with the Company's SB-2 filing on October 20, 2003)

    4.3 Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders (Previously filed with the Company's SB-2 filing on October 20, 2003)

    4.4 Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders (Previously filed with the Company's SB-2 filing on October 20, 2003)

    5.1 Opinion of Luce, Forward, Hamilton & Scripps LLP(Previously filed with the Company's SB-2 filing on October 20, 2003)

    9.1 Shareholders Agreement between the Company and various common stockholders (Previously filed with the Company's SB-2 filing on October 20, 2003)

    10.1 Employment offer letter executed by Steven H. Kane (Incorporated by reference, to the Company's 10-KSB/A filing September 24, 2003)

    10.2 Board appointment executed by G. Kirk Raab (Incorporated by reference, to the Company's 10-KSB/A filing September 24,
                     2003)

    10.3 Form of Option Agreement (Incorporated by reference, to the Company's 10-KSB/A filing September 24, 2003)

    10.4 Equipment Lease Agreement between the Company and Waters Technologies Corporation (Incorporated by reference, to the Company's 10-KSB/A filing September 24, 2003)

    10.7 Assignment of Intellectual Property from Alex LLC to the Company (Incorporated by reference, to the Company's
                               10-KSB/A filing September 24, 2003)

    10.8 Assignment of Intellectual Property from Dr. Paul Mann to the Company (Incorporated by reference, to the Company's 10-KSB/A filing September 24, 2003)

    10.9* Lease Agreement for facilities at 145 Union Square Drive, New Hope, Pennsylvania with Union Square, L.P. dated December 1, 2003

    31.1*            Certification of Chief Executive Officer pursuant to
                     Section 302(a) of the Sarbanes-Oxley Act

    31.2*            Certification of Chief Financial Officer pursuant to
                     Section 302(a) of the Sarbanes-Oxley Act

    32.1*            Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act

    32.2*            Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act

*  Filed herewith.

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

PROTALEX, INC.




Date: January 14, 2004                   PROTALEX, INC.

                                        By: Steven H. Kane
                                            ----------------------------------
                                            Steven H. Kane, President, Chief
                                            Executive Officer and Acting Chief
                                            Financial Officer