Form 10QSB
period 2004-02-29
PROTALEX INC
filed 2004-04-14
CIK 1099215

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 000-28385

Protalex, Inc.

(Exact name of small business issuer as specified in its charter)

New Mexico	91-2003490
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

145 Union Square Drive New Hope, PA	18938
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (215) 862-9720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 16,734,433 as of April 8, 2004.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

PART I

ITEM I — FINANCIAL STATEMENTS

Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEET

February 29, 2004

(unaudited)

ASSETS
CURRENT ASSETS
Cash	$9,821,513
Prepaid expense and advances	34,221
Interest receivable	27,500

Total current assets		$9,883,234
EQUIPMENT
Lab equipment	260,425
Office and computer equipment	152,626
Furniture and fixtures	25,556
Leasehold improvements	5,540

	444,147
Less accumulated depreciation and amortization	(328,687)	115,460

OTHER ASSETS
Deposits		7,590
Intellectual technology property, net of accumulated amortization of $4,909		15,393

Total assets		$10,021,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$191,734
Payroll and related liabilities	26,062
Current maturities of capital lease obligation	20,141

Total current liabilities		$237,937
Capital lease obligation, less current maturities		25,299

Total liabilities		263,236
STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 40,000,000 shares, 16,695,034 shares issued and outstanding	14,556,353
Additional paid in capital	963,495
Deficit accumulated during the development stage	(5,761,407)	9,758,441

Total liabilities and stockholders’ equity		$10,021,677

The accompanying notes are an integral part of this financial statement.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the Nine and Three Months ended February 29, 2004 and February 28, 2003, and From Inception (September 17, 1999) through February 29, 2004

	Nine	Nine	Three	Three	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2004	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—	$—	$—
Operating Expenses
Research and development	(812,992)	(583,469)	(323,711)	(126,220)	(3,215,853)
Administrative	(1,020,405)	(512,135)	(461,891)	(128,512)	(1,983,804)
Professional fees	(194,525)	(52,953)	(46,698)	(11,337)	(471,741)
Depreciation and amortization	(4,180)	(10,085)	(796)	(2,979)	(80,544)

Operating Loss	(2,032,102)	(1,158,642)	(833,096)	(269,048)	(5,751,942)
Other income (expense)
Interest income	27,695	8,459	—	2,574	67,362
Interest expense	(5,329)	(2,105)	(1,339)	(462)	(66,247)
Loss on disposal	(1,561)	(9,019)	(1,561)	—	(10,580)

NET LOSS	$(2,011,297)	$(1,161,307)	$(835,996)	$(266,936)	$(5,761,407)

Weighted average number of common shares outstanding	14,913,238	12,181,638	16,729,563	12,254,774	11,591,189

Loss per common share	$(.13)	$(.10)	$(.05)	$(.02)	$(.50)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 29, 2004 and February 28, 2003 and From Inception (September 17, 1999) through February 29, 2004

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 29,	February 28,	February 29,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,011,297)	$(1,161,307)	$(5,761,407)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of equipment	1,561	9,019	10,580
Depreciation and amortization	50,849	83,759	356,115
Non cash compensation expense	462,021	273,385	976,455
Non cash expenses	—	—	16,644
Increase in prepaid expense, advances and deposits	(34,939)	(21,975)	(41,811)
Increase in interest receivable	(27,500)	—	(27,500)
Increase in payroll and related liabilities	17,246	6,437	26,062
(Decrease) in interest payable	(15)	(497)	—
Increase (decrease) in accounts payable and accrued expenses	76,240	(22,202)	191,734

Net cash used in operating activities	(1,465,834)	(833,381)	(4,253,128)

Cash flows from investing activities
Acquisition of intellectual technology license fee portion	—	—	(20,000)
Acquisition of equipment	(39,786)	(12,424)	(330,667)
Purchase of business	—	—	(250,000)
Proceeds from disposal of equipment	—	6,326	6,000

Net cash used in investing activities	(39,786)	(6,098)	(594,667)

Cash flows from financing activities
Proceeds from stock issuance, net of issuance costs	11,372,481	1,263,001	14,992,882
Principal payment on equipment notes payable and capital leases	(17,066)	(27,548)	(249,971)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	(100,000)	—	(325,717)
Issuance of note payable to individuals	100,000	—	468,546
Acquisition of common stock	(308,334)	(41,667)	(400,001)

Net cash provided by financing activities	11,047,081	1,193,786	14,669,308

NET INCREASE IN CASH	9,541,461	354,307	9,821,513
Cash, beginning of period	280,052	261,867	—

Cash, end of period	$9,821,513	$616,174	$9,821,513

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENT OF CASH FLOWS — CONTINUED

For the Nine Months Ended February 29, 2004 and February 28, 2003 and From Inception (September 17, 1999) through February 29, 2004

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 29, 2004	February 28, 2003	February 29, 2004
Interest paid	$5,329	$2,482	$63,036

Taxes paid	$—	$100	$50

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
10,000 shares of company stock were issued as part of the cost of acquisition of the intellectual technology license at inception — value at $.03 per share	$—	$—	$300

100,000 shares of company stock were issued in exchange for legal services performed	$—	$—	$15,000

1,644 shares of company stock were issued in exchange for interest payable	$—	$—	$1,644

Lab equipment was acquired through issuance of installment contract to seller	$—	$—	$91,430

Lab equipment was acquired through lease agreement with seller	$—	$—	$61,151

Shares of company stock issued as compensation	$118,856	$—	$212,947

The accompanying notes are an integral part of these financial statements.

NOTE A — NOTES TO INTERIM FINANCIAL STATEMENTS

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed as part of the Company’s Form 10-KSB/A for the year ended May 31, 2003. This quarterly report should be read in conjunction with such annual report.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of “ Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 29, 2004, the Company had a total of 6,572,654 potentially dilutive securities.

3. Stock Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company does not plan to adopt the fair value method of accounting of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123) for stock issued to employees. The company accounts for those options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options vesting period. Options to non-employees are accounted for using the “fair value” method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to paid-in capital.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 29,	February 28,	November 30,
	2004	2003	2003
Net loss, as reported	$(2,011,297)	$(1,161,307)	$(5,761,407)
Add: stock-based employee compensation expense included in reported net loss	359,582	606,617	763,508
Deduct: Stock-based employee compensation expense determined under fair- value method for all awards	(899,496)	(872,490)	(2,003,250)

Pro forma net loss	$(2,551,211)	$(1,427,180)	$(7,001,149)

Loss per share, as reported	$(.13)	$(.10)	$(.50)
Proforma loss per share	$(.17)	$(.12)	$(.60)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividends of $0 per year; expected volatility of 90% — 131%; risk-free interest rate of 4.16% — 5.11%; and an expected life of three-five years.

During the nine month period ended February 29, 2004, the Company granted 584,333 options to a director to purchase common stock with an exercise price of $1.50 per share, expiring in 2013. The Company also granted options to purchase 100,000 and 60,000 shares of common stock of the Company to its CEO and an unrelated person, respectively, in connection with the Company’s September 2003 equity financing. These options have an exercise price of $1.50 per share and terminate in 2013. In addition, the Company granted options to purchase 75,000 shares of the common stock of the Company to its CEO in accordance with his employment agreement at an exercise price of $ 1.96 per share that terminate in 2014. The Company also granted options to purchase 150,000 shares of the common stock of the Company to five members of its Board of Directors at an exercise price of $ 1.96 per share that terminate in 2014.

NOTE C — NEW ACCOUNTING STANDARDS

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments:

•	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

•	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

•	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46),Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and, as such, the adoption of FIN 45 did not have a material effect on the Company’s financial statements.

NOTE D — SALE AND REPURCHASE OF COMMON STOCK

On September 18, 2003, the Company closed a private placement, raising a total of $12,657,599 in exchange for 7,445,646 shares of common stock and 2,605,976 warrants exercisable at $2.40 per share, expiring on September 18, 2008. In addition, 558,423 warrants, exercisable at $2.40 per share, were issued to Merriman and Company, as part of their fee for acting as placement agent.

On September 19, 2003, the Company repurchased and retired 2,994,803 shares of common stock from former Chief Scientific Officer Paul Mann and family members for $300,000.

NOTE E — TERMINATION AGREEMENTS

In December 2003, the Company terminated several employees, including its Chief Financial Officer, when it officially moved its headquarters to New Hope, Pennsylvania. The Employment Termination Agreement provided for severance pay, generally for three months, and the issuance of 39,399 shares of the Company’s common stock.

NOTE F — RELATED PARTY

During the three months ended February 29, 2004, the Company incurred $ 4,030 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes. This discussion, as well as the remainder of this Report on Form 10Q-SB, contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in our most recent Annual Report on Form 10K-SB/A.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note B to the consolidated financial statements included in this Quarterly Report and in Note B to the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2003 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including stock based compensation are each discussed in more detail in our Annual Report on Form 10-KSB for the year ended May 31, 2003. The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the nine months ended February 29, 2004. The Company did not make any changes in those policies during the period.

PLAN OF OPERATIONS

Pre-clinical safety studies for our target Rheumatoid Arthritis (“RA”) drug were completed in May 2003, with no significant clinical reactions and no toxicologically meaningful differences between the test and control groups. These studies and the pre-clinical efficacy studies concluded in 2002 lay the foundation for the Investigational New Drug (“IND”) application for treating RA. We expect to submit the IND application during the fourth quarter of calendar year 2004. During the next 12 months, we expect to undertake IND-related activities including manufacturing our drug and Phase I human clinical trials, arranging for packaging and testing, designing clinical trial protocols and designing an animal “bridging study” to compare the lots used in animal trials with our manufactured product to be used in human clinical trials.

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

We intend to hire a Chief Financial Officer and a Laboratory Cell Technician in the second calendar quarter of 2004. We also expect to hire an additional two to three employees during the remainder of calendar 2004. Continued growth in staffing is anticipated in the Company’s business plan, and specialized staffing requirements in the areas of management, scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

We project that funds raised in the September 2003 private placement will be sufficient to sustain the Company for at least 21 months from time of placement. The Company also expects significant progress in the characterization of the active component of the Company’s first product during the next twelve months and that this progress will enable the synthesis of new compounds.

ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its president, chief financial officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of February 29, 2004, Steven H. Kane, Chief Executive Officer and Chief Financial Officer, representing all of the officers and directors of Protalex, Inc., evaluated Protalex’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control:

Other than requiring Board approval for third party contracts over $100,000 and for any capital expenditures over $50,000, there have been no significant changes in Protalex’s internal controls or any other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2

On September 18, 2003, we sold 7,445,646 shares of common stock of the Company for an aggregate purchase price of approximately $12,657,599. In addition, we issued warrants to purchase up to 2,605,976 shares of our common stock, at an exercise price of $2.40 per share. The warrants are exercisable from the date of issuance until September 18, 2008. The shares and warrants were offered through a placement agent, for whose services we paid a placement agent fee of approximately $950,000 and issued warrants to purchase up to 558,423 shares of Company common stock. After the placement agent fee and before deducting related legal and accounting expenses, we realized net proceeds of approximately $11.4 million. We intend to use the net proceeds of the offering to support our working capital needs as we continue research on our prospective RA drug and our related Investigational New Drug application. We issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

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

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report as filed on Form 10SB. References to “the Company” in this Exhibit List mean Protalex, Inc., a New Mexico corporation.

Exhibit No.	Description

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation (Incorporated by reference, to the Company’s 10-SB filing December 3, 1999)

2.2	Merger Agreement and Plan of Re-organization between Protalex, Inc. and Enerdyne Corporation (Incorporated by reference, to the Company’s 10-SB filing December 3, 1999)

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference, to the Company’s 10-SB filing December 3, 1999)

3.2	Bylaws of the Company (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

4.1	Letter Agreement with Pembroke Financial Ltd. (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders (Previously filed with the Company’s SB-2 filing on October 20, 2003)

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders (Previously filed with the Company’s SB-2 filing on October 20, 2003)

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders (Previously filed with the Company’s SB-2 filing on October 20, 2003)

5.1	Opinion of Luce, Forward, Hamilton & Scripps LLP(Previously filed with the Company’s SB-2 filing on October 20, 2003)

9.1	Shareholders Agreement between the Company and various common stockholders (Previously filed with the Company’s SB-2 filing on October 20, 2003)

Exhibit No.	Description

10.1	Employment offer letter executed by Steven H. Kane (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

10.2	Board appointment executed by G. Kirk Raab (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

10.3	Form of Option Agreement (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

10.4	Equipment Lease Agreement between the Company and Waters Technologies Corporation (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

10.7	Assignment of Intellectual Property from Alex LLC to the Company (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

10.8	Assignment of Intellectual Property from Dr. Paul Mann to the Company (Incorporated by reference, to the Company’s 10-KSB/A filing September 24, 2003)

10.9*	Lease Agreement for facilities at 145 Union Square Drive, New Hope, Pennsylvania with Union Square, L.P. dated December 1, 2003

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

(b)	No reports on Form 8-K were filed for the quarter ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.

Date: April 14, 2004	PROTALEX, INC.

	By:	Steven H. Kane

Steven H. Kane, President, Chief
Executive Officer and Acting Chief
Financial Officer