Form 10KSB
period 2004-05-31
PROTALEX INC
filed 2004-08-30
CIK 1099215

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended May 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-28385

Protalex, Inc.

(Name of small business issuer in its charter)

New Mexico (State or other jurisdiction of Incorporation or organization)	91-2003490 (I.R.S. Employer Identification No.)

145 Union Square Drive	New Hope, PA 18938
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(215) 862-9720

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No  [  ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $43,639,526 as of August 11, 2004.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 16,784,433 as of August 5, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  [  ]  No [X]

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (which will be filed within 120 days after the close of the Company’s fiscal year ended May 31, 2004) are incorporated by reference. With the exception of those portions which are specifically incorporated by referenced in this 10-KSB Annual Report, the Proxy Statement for the 2004 Annual Meeting of Stockholders is not deemed to be filed as a part of this Report.

ITEM 1 – DESCRIPTION OF BUSINESS

Overview

Protalex, Inc. (“Protalex” or the “Company”) is a development stage company engaged in developing a novel class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. The Company’s lead product has demonstrated effectiveness in preclinical studies in regulating the immune system with persisting effects. The autoimmune disease initially targeted by the Company is Rheumatoid Arthritis. It currently has no product on the market. Rheumatoid Arthritis is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement. Rheumatoid Arthritis affects approximately 2.1 million Americans.

Protalex’s bioregulatory compounds are based on the principle of normalizing the activities of immune cells at a more basic level than traditional pharmaceutical agents, which act upon the end products of complex metabolic pathways. In autoimmune disease models, the Company’s lead product, PRTX-100 has reversed the pathologic process resulting in a restoration of tissue integrity and function. PRTX-100 is a natural compound produced by bacterial fermentation. The Company intends to bring this biotechnology to bear on a range of serious autoimmune diseases that affect millions of sufferers worldwide. These diseases include but are not limited to Systemic Lupus Erythematosus, Psoriasis, Immune Thrombocytopenic Purpura, Inflammatory Bowel Disease (Crohn’s disease and Ulcerative colitis), Insulin-independent Diabetes Mellitus, Multiple Sclerosis, and others.

The Company is currently conducting pre-clinical studies with PRTX-100 and anticipates filing an Investigational New Drug (IND) application with the Federal Drug Administration (FDA) by the end of 2004. This will be followed immediately by Phase I human clinical trials in 2005. The Company is also broadening its intellectual property and developing the corporate base for commercialization of its products. The Company’s business and laboratory operations are located in New Hope, Pennsylvania. The Company also outsources some of it activities to premier contract organizations and facilities. For example, the Company has completed the manufacturing of its lead product, PRTX-100 under Good Manufacturing Practices (GMP) and is ready to utilize this in upcoming human clinical trials. Early lots were manufactured under Good Laboratory Practices (GLP). The Company also plans to contract with a premier site management organization to run its clinical trials in the USA.

The Company’s in-house research includes demonstrating the efficacy of PRTX-100 in well established and characterized animal models of Rheumatoid Arthritis and other autoimmune diseases. For example, the Company is testing PRTX-100 in murine collagen induced arthritis (CIA) model of human Rheumatoid Arthritis. This is the model that was used to test the efficacy of the FDA approved drug, etanercept (EnbrelTM). PRTX-100 has also demonstrated its efficacy in an animal model of Systemic Lupus Erythematosus. The Company scientists are also elucidating the mechanism of action and developing a second-generation class of compounds. Laboratory staff are also developing analytical methods to screen derivative compounds for bioactivity, measure drug concentrations in the blood, and measure systemic effects to be used in evaluating the efficacy and safety data in human clinical trials.

Pre-clinical safety studies for PRTX-100 are being conducted and so far no evidence of abnormal clinical reactions or toxicity has been observed. These studies and the pre-clinical efficacy studies will lay the foundation for the IND for treating Rheumatoid Arthritis (RA) to be submitted to the FDA in fourth quarter of calendar year 2004. IND-related activities include manufacturing and formulation of PRTX-100 for animal toxicity testing and for Phase I and II human clinical trials, arranging for packaging and testing, designing clinical trial protocols, and planning the clinical trials with physicians who will be investigators in the trials. These IND-related activities are currently ongoing.

The Company has concluded five prior private placements of its common stock, raising $16.1 million and carrying the Company through early research and Pre-Clinical Trials. The most recent placement in September 2003 raised $12.7 million through a private placement. This financing is anticipated to satisfy the Company’s cash needs through 2005. The proceeds of this private placement will be used to fund FDA Phase I and Phase II clinical trials, execute a broader patent strategy and continue research into other autoimmune disease indications.

In the area of intellectual property and derivative drug development, Protalex’s patent was filed in April 2002, and prosecution of this patent issue is ongoing. The Company is currently involved in patent application for its novel manufacturing process for PRTX-100 and the next generation of Protalex compounds is currently being made and tested in our R&D program.

The Company expects that, if it is granted all regulatory approvals, its novel products will be competitive throughout the global market. As its lead product moves closer to the marketing stage, the Company has the option to enter into collaborative arrangements with larger strategic partners to market and sell the Company’s products in the United States and in foreign markets. The Company anticipates that these partners could be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and clinical trials required to obtain regulatory approval. In return for such payments, the Company could grant these partners’ rights to market certain of its products in particular geographical regions. The Company is also evaluating the alternative approach of pursuing its programs independently with the intention of becoming a fully integrated biopharmaceutical company.

About Bioregulation

The immune system exists to protect the body from foreign agents such as bacteria and viruses. In a normal functioning system, a complex set of interactions results in the destruction of these outside bodies. An important aspect of this process is the ability to recognize self (normal tissue) from non-self (foreign agents). Autoimmune diseases such as Rheumatoid Arthritis, Lupus, Crohn’s, Insulin-Dependent Diabetes, and Multiple Sclerosis result when this self-recognition goes awry and the immune system mistakenly identifies normal tissue as foreign. In Rheumatoid Arthritis the dysregulation of the immune system causes the joint lining to form invasive tissue that degrades cartilage and bone. With the current treatments available, prevention of long-term damage in Rheumatoid Arthritis requires ongoing indefinite drug therapy. The vast majority of FDA approved drugs for the treatment of Rheumatoid Arthritis carry significant side effects such as potential infections and development of cancer. They generally target specific products of the immune response that are formed well after the system has lost its ability to self-regulate. Protalex’s bioregulatory compound, PRTX-100, on the other hand, addresses the fundamental immune dysregulation at its source such that the initial abnormal immune responses are corrected.

Protalex has discovered a method of “restoring” the immune system through the use of a natural compound called PRTX-100, which has been shown to have no side effects at treatment dosages. It also has been shown to work very early in the immune response to prevent the activation of lymphoid cells and the secretion of pathogenic cytokines. In the animal model specifically designed to evaluate the efficacy of anti-arthritic drugs, PRTX-100 has not only inhibited the development of inflammation, but also repaired and/or reversed the tissue damage caused by inflammatory response.

Animal Studies

Protalex’s lead candidate PRTX-100 has proven effective in two clinical standard mouse autoimmune models:

Collagen-Induced Arthritis – PRTX-100 has demonstrated reproducible efficacy in a well-established animal model of Rheumatoid Arthritis. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received EnbrelTM, a leading commercially available treatment for Rheumatoid Arthritis and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of EnbrelTM suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free, whereas the mice treated with EnbrelTM showed a resumption of joint inflammation and tissue damage. This response to EnbrelTM was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for Rheumatoid Arthritis in humans. The data from these studies will be used to serve as a rationale for conducting clinical trials in patients.

BXSB Mice - These animals are genetically predisposed to autoimmune diseases, and this model is used to evaluate drugs for autoimmune diseases such as Lupus, Crohn’s disease and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement (splenomegaly) was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease. Treatment with PRTX-100 also reduced non-specific immunoglobulin production and specific autoantibody production and restored the number and function of immune cells known as T and B lymphocytes. These results represent improvement in a whole animal setting in this complex disease syndrome.

Ongoing pre-clinical safety studies in animals have shown no drug-related toxicity. The studies were conducted in rabbits. Rabbits are a very sensitive model to show any potential toxicity of immuno-modulatory drugs such as PRTX-100. All animals survived to scheduled euthanasia. No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with drug compared with controls treated with vehicle. These study results will be a crucial component of Protalex’s IND Application with the FDA.

Manufacturing:

Protalex has contracted the manufacturing of its lead drug substance PRTX-100 to a reputable company in Belgium. The formulation, stability testing and packaging of the final product for clinical supplies are conducted at another reputable FDA-approved company in the USA. These companies have provided the product for both toxicological testing and clinical supplies. The manufacturing process of PRTX-100 is simple, novel, and is wholly owned by Protalex. The drug is produced by bacterial fermentation under Good Manufacturing Practices (GMP). The process is scaleable to commercial production.

Markets

Rheumatoid Arthritis (RA) will be the first autoimmune disease targeted and is the primary and immediate focus of the Company. RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which currently available treatments are expensive, and many patients may not benefit from the existing drugs which can also cause serious side effects. Therefore, there is a significant unmet need in the RA patients who need novel alternative treatments. If approved, PRTX-100 will provide these patients with a choice of therapy that is efficacious, cost-effective, and has little or no side effects.

RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. More than 2.1 million Americans suffer from RA, with the global number estimated at greater than 5 million. Pharmaceuticals for RA represent approximately a $12 billion market with a projected growth rate of 10% per year through the end of the decade.

Currently, no uniformly effective treatment for RA exists. Current treatments are costly, and in most cases must be continued for decades. In contrast, the Company believes that bioregulator therapy such as PRTX-100 will be much more cost-effective and efficacious.

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

The second major goal is the development of second-generation compounds to add to the Company’s pharmaceutical product portfolio. The characterization of the new compounds is underway and the patent application process is ongoing.

The third goal of the Company is to pursue FDA approval to treat other autoimmune diseases, where its drug’s ability to decrease the inflammatory response will abrogate the underlying disease processes. The BXSB animal model is a generalized autoimmune model, so efficacy in pre-clinical trials shows promise in treating other conditions such as Systemic Lupus Erythomatosus. The Company is planning pre-clinical studies in Lupus and Crohn’s Disease during 2004 and 2005, upon completion of significant milestones in the RA trials.

Competition

Because of the small treatment dosages and relatively simple production process, Protalex’s compound, PRTX-100, has a potential competitive advantage. Current RA treatments are characterized by complex manufacturing methods, and have resulted in an average annual retail cost of $13,000 to $30,000 per patient. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the recently introduced COX-2 inhibitors;

•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;

•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel™), infliximab (Remicade™), and adalimumab (Humira™).

•	Soluble Interleukin–1 (IL–1) Receptor Therapy, Anakinra (Kineret™). Anakinra™, a human recombinant IL–1 receptor antagonist (hu rIL-1ra) is approved by the FDA for the treatment of RA.

•	“Immunoadsorption Therapy”, also known as Prosorba®, now in limited use in Europe and the United States, entailing weekly sessions during which a patient’s blood is separated and passed through a molecular filter. The use of such extreme treatment modalities emphasizes the unmet need for a new treatment for patients who cannot respond to existing therapies.

In all, at least a dozen large and small pharmaceutical companies are active in this market, with Amgen (and Johnson & Johnson, Inc. dominating the market with their respective products, Enbrel™ and Remicade™. Enbrel™ is a soluble receptor construct that is administered subcutaneously. Launched in 1998, it generated revenue of $1.3 billion in 2003. Remicade™, a chimeric monoclonal antibody administered by intravenous infusion, generated revenue of $1.73 billion in 2003. Abbot’s Humira,™ a recent entry into the RA market, generated revenue of $280 million during its first year of sales. Another recent entrant into the RA market is a less well-known product by Amgen Corporation, Anakinra (Kineret™). Despite intense media attention and significant sales, the long-term efficacy of these compounds remains to be evaluated. Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with Remicade™ or Enbrel™. Disseminated tuberculosis due to reactivation of latent disease was also seen commonly with TNF inhibitor treatment. In some of the clinical trials, lymphomas were more commonly observed in patients treated with TNF inhibitors compared to placebo controls. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel™ and the other TNF inhibitors. Findings such as these indicate that new and safe treatments for autoimmune diseases such RA are needed. Protalex’s PRTX-100 and other products will provide such opportunity.

Government Regulation

The Company’s ongoing research and development activities, and its future manufacturing and marketing activities, are subject to extensive regulation by numerous governmental authorities, both in the United States and in other countries. In the United States, the FDA regulates the approval of the Company’s products under the authority of the Federal Food, Drug and Cosmetics Act.

In order to obtain FDA approval of the Company’s drugs, extensive pre-clinical and clinical tests must be conducted and a rigorous clearance process must be completed. Final approval by the FDA for safety and efficacy may take several years and require the expenditure of substantial resources.

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

Risks Related To The Company’s Business

This 10KSB Statement Contains Forward-Looking Statements Which May Differ From The Company’s Actual Future Results. This 10KSB contains forward-looking statements that involve substantial risks and uncertainties. These statements are identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Statements that contain these words should be read carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or of the Company’s financial condition, and state other “forward-looking” information. The Company believes it is important to communicate its expectations. However, there may be events in the future that the Company is not able to accurately predict which the Company has no control.

The risk factors listed in this section, as well as any other cautionary language appearing in this 10KSB, provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in the Company’s forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this 10KSB could have an adverse effect on the Company’s business, results of operations and financial condition.

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

The Company has a history of losses and will continue to incur losses until sales of its bioregulator products generate sufficient revenues to fund its continuing operations. Accumulated losses of the Company as of May 31, 2004 is $ 6,739,474. The Company does not expect to report revenue in the near future.

The Company is uncertain whether its bioregulator products can be developed successfully, and it may have to incur additional expenses if it experiences problems in development. The Company does not know whether bioregulator products can be successfully developed for administration as human medications. The Company’s failure to demonstrate the safety and/or efficacy of its bioregulator product, at the human trial stage, would necessitate potentially expensive and time-consuming additional research.

The Company’s bioregulator product is currently limited to a single disease, which means the Company’s prospects may be limited if its product does not successfully treat the disease. The Company is focused on the treatment of one disease, rheumatoid arthritis. If the results from the Company’s animal studies and/or the human clinical trials related to that disease are inconclusive or show results no better than a substance with no medical effect, the Company would not have a commercially viable product. In this case, a great deal of additional research would be required, and it is unlikely that the Company would be able to attract further capital.

The Company’s bioregulator products may not be accepted by the medical community, which would result in poor product sales. The Company’s bioregulator product may be safe and effective for its intended use, but may not show sufficient superiority to other treatments currently in use to gain a significant share of the market. Additionally, the novelty of this form of treatment or its mode of administration may make bioregulator therapy less appealing than existing treatments to prescribing physicians or to their patients. Inadequate medical acceptance would result in poor product sales and decreased profitability, and could impair the Company’s ability to continue to operate.

The Company is uncertain whether its existing bioregulator products can be extended to treat diseases other than rheumatoid arthritis. While the Company will initially focus on the treatment of rheumatoid arthritis, its long-term plans call for the extension of bioregulator therapy to other types of human disease, such as cancer. The development of new bioregulator products (or expanding the indications for existing products to the treatment of new diseases) will be subject to many of the same hazards and risks discussed in this “Risk Factors” section.

The Company is exposed to significant costs and risks related to the regulatory approval of bioregulator products, and is at a competitive disadvantage due to its need to complete the regulatory process. Before the Company’s products can be manufactured, marketed and sold to the public, the requirements of the FDA and similar governmental agencies in foreign countries must be met. The approval process typically entails considerable time and expense, and may delay marketing of the Company’s products for a considerable period. The Company cannot predict when regulatory applications might be submitted, nor when final regulatory approval will be obtained. Also, the FDA could approve only certain uses of the Company’s products or subject its products to additional testing or surveillance programs. Failure to obtain timely FDA approval will require the Company to spend more resources on additional applications, and would delay the generation of income from sales of the Company’s products. In addition, the FDA approval process presents a competitive advantage to some of the Company’s competitors who have already received FDA approval for their products.

The Company may not be able to manufacture its bioregulator products in commercial quantities and may have to incur significant costs to meet its manufacturing requirements. Currently, the Company does not possess the facilities or equipment to manufacture its products. The Company intends to contract with a third party or parties to manufacture its products for commercial distribution. However, although production processes for the key compounds are thoroughly documented, such third party or parties could encounter problems manufacturing sufficient quantities of the Company’s products for these purposes. Therefore, the Company may have to make significant investments to construct or lease facilities sufficient to meet its long-term manufacturing requirements.

The Company may not be able to protect or maintain the security of its patents or other proprietary information. The Company has filed for one patent, and intends file additional patents and to prosecute and maintain patents for this technology. Conceivably, the Company may be unsuccessful in obtaining additional patents and in avoiding infringements of patents granted to others. Even if patents are granted to the Company, the enforceability of patents issued to biotechnology and pharmaceutical firms is often highly uncertain, and existing law may not protect the Company’s patents.

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

The Company relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. The Company requires that each of its employees, consultants, and contract laboratories enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company. However, these confidentiality agreements may not be honored and the Company may be unable to protect its rights to its unpatented trade secrets. Dissemination of this proprietary information might allow others to develop bioregulator products that would compete with those of the Company, diminishing the Company’s sales and market share.

The Company’s business could be harmed by new research efforts and product development by the Company’s competitors, most of whom have greater resources than the Company. The Company is engaged in a sector of the economy characterized by extensive research efforts and rapid technological development. New drug discoveries are to be expected, including those directed at the disease the Company has targeted. A number of the Company’s competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company. Such competitors may develop products that are more effective or less costly than any of the Company’s current or future products and also may produce and market their products more successfully than the Company. Large-scale successful competition would reduce the Company’s market share and profitability, and might jeopardize the Company’s ability to stay in business.

The Company is exposed to significant liability associated with its bioregulator products, and may not be able to secure insurance to cover these risks on acceptable terms, if at all. While the Company believes that its bioregulator product will be safe compared to other drugs, the Company still may incur significant product liability exposure. When the Company develops a product suitable for human administration, it intends to secure adequate product liability coverage. However, insurers may not offer the Company product liability insurance, may raise the price of such insurance or may limit the coverage of such insurance. In addition, the Company may not be able to maintain such insurance in the future on acceptable terms and such insurance may not provide the Company with adequate coverage against potential liabilities either for clinical trials or commercial sales. Successful product liability claims in excess of the Company’s insurance would affect the Company’s ability to continue to operate as a going concern.

The Company is dependent upon key personnel for its growth. The success of the Company’s operations during the foreseeable future will depend largely upon the continued services of the following individuals: Mr. Steven Kane, the Company’s President, and Dr. Hector Alila, the Company’s .Senior Vice President of Drug Development. The loss of the services of Mr. Kane or Dr. Alila could have a material adverse impact on the Company.

The Company’s success will also depend in part on its ability to manage, attract and retain qualified technical, management and sales personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it required to conduct its operations successfully. The Company’s results of operations could be adversely affected if the Company were unable to attract, manage and retain these personnel or if its revenues fail to increase at a rate sufficient to absorb the resulting increase in expenses.

Recently enacted and proposed changes in securities laws and regulations are likely to increase Company costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of the Company’s corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. The Company expects these developments to increase its legal and financial compliance costs. These developments may make it more difficult and more expensive to obtain director and officer liability insurance, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult to attract and retain qualified members of Protalex’s board of directors, particularly to serve on the audit committee, and qualified executive officers. The Company is presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs.

The Company’s public shares are illiquid and their price is subject to potential volatility. The market price of the shares of the Company’s common stock is highly volatile, mainly due to the limited public market for the shares. Factors, such as fluctuations in the Company’s operating results, the introduction of new products or services by the Company or its competitors, and general market conditions may also have a significant effect on the market price of the Company’s common stock.

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

Employees

The Company currently has six full-time employees. None of the Company’s employees are represented by an organized labor union. The Company believes its relationship with its employees is very good and it has never experienced an employee-related work stoppage. The Company will need to hire and retain highly qualified experienced technical, management and sales personnel in order to execute its business plan, carry out product development and secure advantages over its competitors. No assurances can be given that the Company will be able to pay the higher salaries necessary to retain such skilled employees.

ITEM 2 – DESCRIPTION OF PROPERTY

The Company rents 3,731 square feet of office space at 145 Union Square Drive, New Hope, Pennsylvania 18938. The Company leases this property pursuant to a three-year lease agreement, which ends February 2007, with options to extend for an additional one or two years.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings. The Company is not aware of threatened legal proceedings to which any person, officer, affiliate of Protalex or any owner of more than 5% of Protalex stock is an adverse party to or has a material interest adverse to Protalex.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2004.

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-The-Counter Bulletin Board under the symbol “PRTX”.

The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices for the common stock of Protalex for the last two fiscal years. The Company’s fiscal year-end is May 31. The quotations are taken from Internet quotation sources. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Average daily volume was 3,656 and the annual average closing price was $2.76 for the year ended May 31, 2004.

	High	Low
Fiscal Year 2003
First Quarter	2.85	1.17
Second Quarter	1.91	1.21
Third Quarter	3.05	1.35
Fourth Quarter	3.25	1.22
Fiscal Year 2004
First Quarter	3.50	1.50
Second Quarter	5.70	2.10
Third Quarter	2.90	2.11
Fourth Quarter	2.55	1.45

At May 31, 2004 the Company had 16,784,433 shares of common stock outstanding, which were held by 308 holders of record. The transfer agent for the Company’s common stock is Standard Register Transfer Agency, Albuquerque, NM. Effective July 1, 2004, the Company changed its transfer agent to Wachovia Bank, Charlotte, NC.

Dividend Policy - No dividends have been declared or paid to date on any capital stock of the Company. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

On June 15, 2003, the Company issued 8,334 shares of common stock to Steven Kane for compensation. Also during the quarter, 12,093 shares were repurchased from a former employee.

On July 1, 2003, the Company issued options to purchase up to 40,000 shares of restricted common stock of the Company to Barry Sherman, a consultant of the Company, at an exercise price of $1.50 a share, in exchange for his services as a consultant of the Company. The options were issued pursuant to a stand-alone Option Agreement and vest over a forty eight month period. The options will expire on July 1, 2013.

On August 13, 2003, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to Steven H. Kane, a director and the president of the Company, at an exercise price of $1.50 a share, in exchange for his services as a director and the president of the Company. The options were issued pursuant to a stand-alone Option Agreement and vested immediately. The options will expire on August 13, 2013.

On September 18, 2003, the Company closed a private placement, raising a total of $12,657,599 in exchange for 7,445,646 shares of common stock and 2,605,976 warrants exercisable at $2.40 per share, expiring on September 18, 2008. In addition, 558,423 warrants, exercisable at $2.40 per share, were issued to Merriman and Company, as part of their fee for acting as placement agent.

On September 19, 2003, the Company issued options to purchase up to 584,333 shares of restricted common stock of the Company to G. Kirk Raab, the Chairman of the Company at an exercise price of $1.50 a share, in exchange for his services as the chairman of the Company. The options were issued pursuant to a stand-alone Option Agreement. The options vested as follows 100,000 vested immediately with the remaining 484,333 vesting over a forty- eight month period. The options will expire on July 14, 2013.

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

On January 1, 2004, the Company issued options to purchase up to 50,000 shares of restricted common stock of the Company to John E. Doherty, a director of the Company, at an exercise price of $1.96 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and vest over a forty eight month period. The options will expire on January 1, 2014.

On January 1, 2004, the Company issued options to purchase up to 30,000 shares of restricted common stock of the Company to G. Kirk Raab, the Chairman of the Company, at an exercise price of $1.96 a share, in exchange for his services as a director and the chairman of the Company. The options were issued pursuant to a stand-alone Option Agreement and vest over a forty eight month period. The options will expire on January 1, 2014.

On January 1, 2004, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Arthur D. Bankhurst, a director of the Company, at an exercise price of $1.96 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and vest over a forty- eight month period. The options will expire on January 1, 2014.

On January 1, 2004, the Company issued options to purchase up to 30,000 shares of restricted common stock of the Company to Thomas P. Stagnaro, a director of the Company, at an exercise price of $1.96 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and vest over a forty- eight month period. The options will expire on January 1, 2014.

On January 1, 2004, the Company issued options to purchase up to 30,000 shares of restricted common stock of the Company to Frank M. Dougherty, a director of the Company, at an exercise price of $1.96 a share, in exchange for his services as a director of the Company. The options were issued pursuant to a stand-alone Option Agreement and vest over a forty -eight month period. The options will expire on January 1, 2014.

On January 1, 2004, the Company issued options to purchase up to 75,000 shares of restricted common stock of the Company to Steven H. Kane, a director and the president of the Company, at an exercise price of $1.96 a share, in exchange for his services as a director and the president of the Company. The options were issued pursuant to a stand-alone Option Agreement and vested immediately. The options will expire on January 1, 2014.

On March 1, 2004, the Company issued options to purchase up to 150,000 shares of restricted common stock of the Company to Hector Alila, as part of his agreement for employment, at an exercise price of $2.17 a share, in exchange. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty- eight month period. The options will expire on March 1, 2014.

On March 1, 2004, the Company issued 50,000 shares of restricted common stock to Hector Alila, as part of his agreement for employment.

ITEM 6 – PROTALEX INC. - MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Favorable Pre-clinical safety and efficacy studies for Protalex’s lead compound, PRTX-100, lay the foundation for the Investigational New Drug (IND) Application for treating Rheumatoid Arthritis (RA) to be submitted to the FDA in fourth quarter of calendar year 2004. IND-related activities include manufacturing and formulation of Protalex’s drug for Phase I and II clinical trials, arranging for packaging and testing, designing clinical trial protocols, and completing additional toxicology studies utilizing the companies manufactured drug. These IND and Clinical Trial-related activities will occur during the next 12 months. Additionally the company will be conducting research and pre-clinical activities with PRTX-100 and other compounds in Rheumatoid Arthritis, Systemic Lupus Erythematosus (Lupus), and other related indications.

In the area of intellectual property and derivative drug development, Protalex’s patent was filed in April, 2002, and additional patent filings relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans for the coming fiscal year include hiring a Chief Financial Officer, Project Manager of Clinical Operations, and additional Research & Development (R&D) Scientists and Laboratory Technicians. Continued growth in staffing is anticipated in the Company’s business plan, and specialized staffing requirements in the areas of management, scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

The Company anticipates that it will need to expand its current laboratory space to accommodate the additional staffing. This will be accomplished through the redesign & remodeling of its current facility in New Hope, PA. Remodeling should be completed in the fourth quarter of calendar year 2004. Further expansion of laboratory space is anticipated with further growth of the Company.

Research and Development (R&D) costs increased from the previous year from $909,246 to $1,339,190. This increase was due largely to increased expenses to outside contract labs for pre-clinical trials, product manufacturing, and product qualification related costs. Monthly R&D costs are expected to continue to increase in the coming fiscal year, driven by larger payments to vendors and labs performing drug manufacture, FDA consultation and clinical trial site management.

Administrative expenses increased over the prior year from $640,927 to $1,393,347 due to increased staffing and the expansion and upgrade of the clinical consultant team associated with the company. There was also increased R & D activity related to the successful implementation of the company’s strategy for timely completion of its IND. Additional expenses include directors and officers insurance, costs associated with raising funds, and the addition of scientific personnel, including Dr. Hector Alila as senior Vice President of Drug Development. The Company has also recruited well-respected opinion leaders into its newly created Scientific Advisory Board. The major factor in the increased administrative costs is the use of stock-based compensation to attract and reward qualified employees, consultants and board members.

The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note B to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout this report where such policies affect our reported and expected financial results.

Use of Estimates

The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on our financial statements, and are discussed in detail throughout this report.

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss carry forwards. We have recorded a valuation allowance of $2,696,000 as of May 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

ITEM 7 – FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

PROTALEX, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

May 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Protalex, Inc.

We have audited the accompanying balance sheets of Protalex, Inc. (a New Mexico Corporation in the development stage) as of May 31, 2004 and 2003, and the related statement of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the cumulative period from inception through May 31, 2004, as it relates to the fiscal years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from inception through May 31, 2004, as it relates to the fiscal years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Philadelphia, Pennsylvania
July 23, 2004

Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

May 31,

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,292,783	$280,052
Employee advances	11,493	—
Prepaid expenses	10,548	6,872

Total current assets	9,314,824	286,924

EQUIPMENT:
Lab equipment	260,425	248,706
Office and computer equipment	153,266	134,387
Furniture and fixtures	25,556	21,268
Leasehold improvements	5,540	10,685

	444,787	415,046
Less accumulated depreciation	(342,723)	(288,231)

	102,064	126,815

OTHER ASSETS:
Deposits	7,590	—
Intellectual technology property, net of accumulated amortization of $4,653 in 2004 and $3,638 in 2003	15,647	16,662

Total other assets	23,237	16,662

TOTAL	$9,440,125	$430,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligation	$20,487	$21,341
Accounts payable	377,100	115,494
Payroll taxes payable	24,560	8,816
Interest payable	—	15

Total current liabilities	422,147	145,666
Capital lease obligation, less current maturities	20,046	41,165
Other	1,544	—

Total liabilities	443,737	186,831

STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 40,000,000 shares, 16,784,433 and 12,247,950 shares issued and outstanding as of May 31, 2004 and 2003, respectively	14,683,854	3,758,315
Common stock, contra	—	(368,547)
Additional paid in capital	1,052,008	603,912
Deficit accumulated during the development stage	(6,739,474)	(3,750,110)

Total stockholders’ equity	8,996,388	243,570

TOTAL	$9,440,125	$430,401

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the years ended May 31, 2004 and 2003, and From
Inception (September 17, 1999) through May 31, 2004

			From Inception
	Year Ended	Year Ended	Through
	May 31, 2004	May 31, 2003	May 31,2004
REVENUES	$—	$—	$—
OPERATING EXPENSES:
Research and development	(1,339,190)	(909,246)	(3,682,906)
Administrative	(1,393,347)	(640,927)	(2,356,746)
Professional fees	(288,077)	(71,548)	(565,293)
Depreciation and amortization	(5,486)	(41,167)	(140,995)

Operating Loss	(3,026,100)	(1,662,888)	(6,745,940)
OTHER INCOME (EXPENSE):
Interest income	44,618	9,389	84,285
Interest expense	(6,321)	(2,572)	(67,239)
Loss on disposal	(1,561)	(9,019)	(10,580)

NET LOSS	$(2,989,364)	$(1,665,090)	$(6,739,474)

Weighted average number of common shares outstanding	15,384,933	12,197,325	11,868,938

Loss per common share –basic and diluted	$(.19)	$(.14)	$(.57)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through May 31, 2004

					Deficit
					Accumulated
			Additional	Common	In The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)

Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)

Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000

					Deficit
					Accumulated
			Additional	Common	In The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)

Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 — options issued to board members and employees	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)

Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—
June 1 , 2003 – May 31, 2004 – options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)

Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the years ended May 31, 2004 and 2003, and From Inception
(September 17, 1999) through May 31, 2004

			From Inception
	Year Ended	Year Ended	Through
	May 31, 2004	May 31, 2003	May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,989,364)	$(1,665,090)	$(6,739,474)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss on disposal of equipment	1,561	9,019	10,580
Depreciation and amortization	64,631	108,641	369,897
Non cash compensation expense	694,452	381,434	1,208,886
Non cash expenses	—	—	16,644
Increase in advances, prepaid expenses and deposits	(22,759)	(5,270)	(29,631)
Increase in accounts payable	261,606	59,389	377,100
Increase in payroll and related liabilities	15,744	6,471	24,560
Increase in other liabilities	1,544	—	1,544
Decrease in interest payable	(15)	(538)	—

Net cash and cash equivalents used in operating activities	(1,972,600)	(1,105,944)	(4,759,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	(40,426)	(15,236)	(331,307)
Excess of amounts paid for Public Shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	6,000	6,000

Net cash and cash equivalents used in investing activities	(40,426)	(9,236)	(595,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	11,356,063	1,263,000	14,976,464
Principal payment on installment purchase payable	(21,973)	(37,968)	(254,878)
Contribution by shareholders	—	—	183,569
Principal payment on note payable individual	—	—	(225,717)
Issuance of note payable to individual	—	—	368,546
Acquisition of common stock	(308,333)	(91,667)	(400,000)

Net cash and cash equivalents provided by financing activities	11,025,757	1,133,365	14,647,984

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,012,731	18,185	9,292,783
Cash and cash equivalents, beginning	280,052	261,867	—

Cash and cash equivalents, ending	$9,292,783	$280,052	$9,292,783

Interest paid	$6,336	$2,558	$64,028

Taxes paid	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

From Inception (September 17, 1999) through May 31, 2004

NOTE A – DESCRIPTION OF OPERATIONS AND DEVELOPMENT STAGE STATUS

Protalex, Inc. (the Company or Protalex) is a development stage enterprise incorporated on September 17, 1999 in Albuquerque, New Mexico. The Company’s headquarters are located in New Hope, Pennsylvania. The Company was formed to take all necessary steps to fully develop and bring to commercial realization certain bioregulator technology for the treatment of human diseases. The Company has no operating revenue.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon developing products that are regulatory approved and market accepted. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2004, the Company had a total of 6,762,654 potentially dilutive securities.

3. Stock Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company does not plan to adopt the fair value method of accounting of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123) for stock issued to employees. The company accounts for those options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options vesting period. Options to non-employees are accounted for using the “fair value” method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to paid-in capital.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

			From Inception
	Year Ended	Year Ended	Through
	May 31, 2004	May 31, 2003	May 31, 2004
Net loss, as reported	$(2,989,364)	$(1,665,090)	$(6,739,474)
Add: stock-based employee compensation expense included in reported net loss	306,969	287,343	594,312
Deduct: stock-based employee compensation Expense determined under fair-value method for all awards	(1,087,701)	(817,233)	(1,904,934)

Pro forma net loss	$(3,770,096)	$(2,194,980)	$(8,050,096)

Loss per common share, as reported – basic and diluted	$(.19)	$(.14)	$(.57)
Proforma loss per common share – basic and diluted	$(.25)	$(.18)	$(.68)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

			From Inception
	Year Ended	Year Ended	Through
	May 31, 2004	May 31, 2003	May 31, 2004
Dividends per year	0	0	0
Volatility percentage	95%-102%	85%	90%-131%
Risk free interest rate	2.07%-4.78%	4.25%	2.07%-5.11%
Expected life (years)	4	3-4	3-5

4.	Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

5.	Equipment, Intellectual Technology Property, Depreciation and Amortization

Equipment is carried at cost. Depreciation has been provided by the Company in order to amortize the cost of equipment over their estimated useful lives, which is estimated to be over three to five years. The Company uses the straight-line method for all classes of assets for book purposes. Depreciation expense is $63,616, $107,626 and $365,244 for the years ended May 31, 2004, 2003 and from inception through May 31, 2004, respectively. Depreciation included in research and development expense totaled $59,145, $67,474 and $288,047 for the years ended May 31, 2004 and 2003 and from inception to May 31, 2004, respectively.

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,015, $1,015 and $4,653 for the years ended May 31, 2004, 2003 and from inception through May 31, 2004, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Amortization expense for the intellectual property will be $1,015 for each of the next five years.

6.	Income Taxes

Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirement of current tax law and deferred taxes. Deferred taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company does not expect to have current income taxes payable or deferred tax balances for the foreseeable future.

7.	Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2004, the Company had no changes in equity which constitute components of other comprehensive income.

8.	Research and Development – Research and development costs are expensed as incurred and also includes depreciation as reported above.

9.	Fair Value of Financial Instruments – The fair value of the Company’s financial instruments, principally cash and debt, approximates their carrying value.

10.	Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows since the Company currently has no VIEs. In December 2003, the FASB issued FIN 46R with respect to VIEs created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provision of FIN46R effective February 27, 2004, and such adoption did not have a material impact on the financial statements since the Company currently has no SPEs.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments:

–	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

–	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

–	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

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

11.	Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

NOTE C – REVERSE MERGER

On November 15, 1999, Enerdyne Corporation ( Enerdyne or Public Shell) acquired all of the outstanding common stock of Protalex, Inc. (Protalex) in exchange for the issuance of additional shares of Enerdyne stock. The ratio of exchange was 822 shares of Enerdyne stock issued for each share of Protalex stock received. For accounting purposes, the acquisition has been treated as an acquisition of Enerdyne by Protalex and as a recapitalization of Protalex (Reverse Merger). The historical financial statement of operations presented herein include only those of the accounting acquirer and the retained earnings (deficit) of only the accounting acquirer carries over consistent with the requirements of reverse merger accounting. Concurrently with the share exchange, Enerdyne changed its name to Protalex, Inc.

The details of the reverse merger transaction are as follows:

		Enerdyne	Transaction	Balance Sheet at
Account Description	Protalex, Inc.	Corporation	Adjustments	November 16, 1999

Cash	$23,531	$—	$—	$23,531
Note receivable shareholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock – contra	—	—	368,547	368,547

	$—	$—	$—	$—

Additional information in connection with stock amounts and number of shares issued is as follows:

			Enerdyne Corporation
	Protalex, Inc.			Shares
Account Description	Shares	Amount	Outstanding	Treasury	Amount

Common stock	$10,084	$25,300	$1,578,907	$238,500	$833,459
822 to 1 stock recapitalization	(10,084)	—	8,289,048	—	—
Cancellation of shares formerly held by Protalex in Enerdyne	—	—	(885,408)	—	—
Increase to record net assets of Enerdyne	—	118,547	—	—	—
Cancellation of common stock amounts for Enerdyne	—	—	—	—	(833,459)
Name change to Protalex, Inc.	—	—	—	—	—

	$—	$143,847	$8,982,547	$238,500	$—

NOTE D – INCOME TAXES

The provision for income taxes for the years ended May 31, 2004 and 2003 consist of the following. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes.

	Years ended
	May 31, 2004	May 31, 2003
Statutory federal and state statutory rates of 40%	$1,195,746	$666,036
Increase in valuation allowance	(1,195,746)	(666,036)

Actual tax benefit	$—	$—

For the years ended May 31, 2004 and 2003, the components of income tax (benefit) expense consist of the following:

Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	926,000	618,000
State	163,000	109,000
Valuation allowance	(1,089,000)	(727,000)

Income tax benefit	$—	$—

The components of the net deferred tax asset as of May 31, 2004 and 2003 are as follows:

Assets:
Net operating losses	$2,311,000	$1,459,000
Vacation accrual	6,000	3,000
Warrants and options	411,000	169,000

Deferred tax assets	2,728,000	1,631,000

Liability,
Equipment	(32,000)	(24,000)

Net deferred tax asset	2,696,000	1,607,000
Less valuation allowance	(2,696,000)	(1,607,000)

Deferred tax asset, net of valuation allowance	$—	$—

The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $5,779,000 as of May 31, 2004 expires beginning in 2014 through 2019. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

NOTE E – RELATED PARTIES

During the year ended May 31, 2004, the Company incurred $10,505 of expenses related to air travel to a partnership principally owned by the President of the Company. In addition, the Company incurred $15,238 of expenses related to legal services paid to a law firm, which employs one of the Company’s board members. The Company also has an agreement with its Chairman to pay $12,500 per month for his services. During the year ended May 31, 2004 the Company incurred $122,177 related to these services.

NOTE F – CAPITAL LEASE OBLIGATIONS

Protalex leases certain equipment under a capital lease. As of May 31, 2004 and 2003, the recorded amount of assets, net of related accumulated depreciation was $40,767 and $61,151, respectively.

Future minimum lease payments and the related present value of the future obligation under the capital lease at May 31, 2004 are as follows:

2005	$22,622
2006	20,736

Total minimum obligations	43,358
Interest	(2,825)

Present value of minimum capital lease obligations	40,533
Current portion	(20,487)

Long-term capital lease obligations	$20,046

NOTE G – STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., which provides for incentive and non-qualified stock options to purchase a total of 1,500,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted for less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted for less than 85% of the fair market value of the Common Stock at the date of the grant. Vesting generally occurs ratably over four years and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2004, options to purchase 150,000 shares of the Company’s Common Stock were granted, with no options being exercisable.

A summary of the common stock option activity for employees, directors and officers as of May 31, 2004 is as follows:

	Weighted
	Average
	Exercise
	Options	Prices	Exercisable
Balance, September 17, 1999	—	$—	—
Granted, April 28, 2000	40,000	0.36	40,000
Granted, November 26, 2001	100,000	1.25	100,000
Expired, April 28, 2002	(40,000)	.036	(40,000)
Granted, June 1, 2002	125,000	1.50	125,000
Granted, July 18, 2002	100,000	1.50	100,000
Granted, October 24, 2002	100,000	1.45	100,000
Granted, December 16, 2002	863,242	1.50	419,632
Granted, December 16, 2002	50,000	1.70	50,000
Granted, March 15, 2003	130,000	1.50	—
Granted, April 1, 2003	40,000	1.50	9,167
Granted, July 1, 2003	40,000	1.50	8,332
Granted, August 13, 2003	100,000	1.50	100,000
Granted, September 19, 2003	584,333	1.50	185,767
Granted, January 1, 2004	225,000	1.96	90,625
Forfeited, January 22, 2004	(130,000)	1.50	—
Granted, March 1, 2004	150,000	2.17	—

	2,477,575		1,288,523

The following summarizes certain information regarding stock options at May 31, 2004:

Total				Exercisable
Exercise Price		Weighted Average	Weighted Average		Weighted Average	Weighted Average
Range	Number	Exercise Price	Remaining Life (yrs)	Number	Exercise Price	Remaining Life
$1.25 - 1.75	2,102,575	$1.49	8.64	1,197,898	$1.48	8.64
$1.75 – 2.25	375,000	$2.04	9.58	90,625	$1.96	9.58

	2,477,575			1,288,523

NOTE H – DESCRIPTION OF LEASING ARRANGEMENTS

The Company leases its office space under a non-cancellable operating lease. The lease term is for three years, with an option to extend for one or two years beyond the initial term. Rent expense for the years ended May 31, 2004 and 2003 were $37,571 and $23,870, respectively.

Future minimum lease payments are as follows:

Year ending May 31,
2005	$91,036
2006	95,588
2007	65,816

Total	$252,440

NOTE I – SALE AND REPURCHASE OF COMMON STOCK

On September 18, 2003, the Company closed a private placement, raising a total of $11,356,063, net of transaction costs in exchange for 7,445,646 shares of common stock and 2,605,976 warrants exercisable at $2.40 per share, expiring on September 18, 2008. In addition, 558,423 warrants, exercisable at $2.40 per share, were issued to Merriman and Company, as part of their fee for acting as placement agent.

On September 19, 2003, the Company repurchased and retired 2,994,803 shares of common stock from former Chief Scientific Officer Paul Mann and family members for $300,000.

NOTE J – TERMINATION AGREEMENTS

In December 2003, the Company terminated several employees, including its Chief Financial Officer, when it officially moved its headquarters to New Hope, Pennsylvania. The Employment Termination Agreement provided for severance pay, generally for three months, and the issuance of 39,399 shares of the Company’s common stock.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2003, the Company’s prior principal independent accountant, Atkinson & Co. resigned. Atkinson & Company completed the audit of the Company’s May 31, 2001 and the May 31, 2002 year end financial statements. Their audit opinion on those final statements, dated August 11, 2001 and August 15, 2002, respectively, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Otherwise, the audit reports of Atkinson & Company on the Registrant’s financial statements for the fiscal year ended May 31, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. The Company had no disagreements with its prior accountants. The Company’s audit committee has approved Atkinson & Co.’s decision to resign and the engagement of Grant Thornton LLP on February 24, 2003.

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees and Continuing Directors” and “Executive Officers” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 10 – EXECUTIVE COMPENSATION

The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Compensation and Other Information,” “Report on Executive Compensation and Employment Agreements” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 13 – INDEX TO EXHIBITS

2.1	Stock Purchase Agreement among Protalex, Inc., Don Hanosh and Enerdyne Corporation	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

2.2	Merger Agreement and Plan of Re-organization between Protalex, Inc. and Enerdyne Corporation	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

3.1	Articles of Incorporation of the Company, as amended	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

3.2	Bylaws of the Company	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

4.1*	Form of Warrant issued in 2003	Attached

10.1	Continuing and Unconditional Guaranty executed by John E. Doherty	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

10.2	Continuing and Unconditional Guaranty executed by James K. Strattman	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

10.3	Form of Confidential Disclosure Agreement	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

10.4	Executed offers of Employment and Board appointment of Kirk Raab	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.5	Contracts: Laboratory Lease Agreement, Equipment Lease Agreement, and Product Formulation Contracts	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.6	Option Agreement Form	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.7	Promissory notes with two Directors	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.8	Intellectual property assignments	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.9	Agreement with placement agent	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.10	Stock Redemption Agreement	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

10.11	Agreement Regarding International Patent Applications	Incorporated by reference, to the Company’s 10-KSBA filing September 24, 2003

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K.

A report on Form 8-K was filed on February 24, 2003 which detailed a change in the Company’s certifying accountants.

ITEM 14 – CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Protalex carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in a timely matter in alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

ITEM 15 – (RESERVED)

ITEM 16 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required as to this Item is incorporated herein by reference from the data under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

The Company has adopted a code of ethics and will provide a copy of such code without any charge to the person requesting the copy by written request to the Chief Financial Officer of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2004

PROTALEX, INC.

By: Steven H. Kane

Steven H. Kane, President

SIGNATURE	TITLE	DATE
Steven H. Kane	President and Director	August 30, 2004

Steven H. Kane

Frank Dougherty	Director	August 30, 2004

Frank Dougherty

Dinesh Patel	Director	August 30, 2004

Dinesh Patel

Arthur D. Bankhurst	Director	August 30, 2004
Arthur D. Bankhurst,

Thomas Stagnaro	Director	August 30, 2004
Thomas Stagnaro

SIGNATURE	TITLE	DATE
John Doherty	Director	August 30, 2004

John Doherty

Kirk Raab	Chairman and Director	August 30, 2004

Kirk Raab