Form 10QSB
period 2004-08-31
PROTALEX INC
filed 2004-10-15
CIK 1099215

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended            August 31, 2004

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from    N/A    to    N/A

Commission file number       000-28385

Protalex, Inc.

(Exact name of small business issuer as specified in its charter)

New Mexico (State or other jurisdiction of Incorporation or organization)	91-2003490 (I.R.S. Employer Identification No.)

145 Union Square Drive (Address of principal executive offices)	New Hope, PA 18938 (Zip Code)

Issuer’s telephone number	(215) 862-9720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 16,784,433 as of October 12, 2004.

Transitional Small Business Disclosure Format (check one):

Yes        No        X

PART I

ITEM I — FINANCIAL STATEMENTS

Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	August 31, 2004	May 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,254,011	$9,292,783
Prepaid expenses and employee advances	44,471	22,041

Total current assets	8,298,482	9,314,824

EQUIPMENT:
Lab equipment	260,425	260,425
Office and computer equipment	157,787	153,266
Furniture & fixtures	25,556	25,556
Leasehold improvements	5,540	5,540

	449,308	444,787
Less accumulated depreciation	(354,803)	(342,723)

	94,505	102,064

OTHER ASSETS:
Deposits	7,590	7,590
Intellectual technology property, net of accumulated amortization of $4,908 and $4,653 as of August 31, 2004 and May 31, 2004, respectively	15,392	15,647

Total other assets	22,982	23,237

TOTAL	$8,415,969	$9,440,125

LIABILITIES AND STOKCHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligation	$20,839	$20,487
Accounts payable	290,842	377,100
Payroll and related liabilities	31,783	24,560
Accrued expenses	4,105	—

Total current liabilities	347,569	422,147
Capital lease obligation, less current portion	14,702	20,046
Other	2,702	1,544

Total liabilities	364,973	443,737

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 40,000,000 shares, 16,784,433 shares issued and outstanding as of August 31, 2004 and May 31 2004, respectively	14,683,854	14,683,854
Additional paid in capital	1,110,603	1,052,008
Deficit accumulated during the development stage	(7,743,461)	(6,739,474)

Total stockholders’ equity (deficit)	8,050,996	(8,996,388)

	$8,415,969	$9,440,125

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the three months ended August 31, 2004 and 2003, and From
Inception (September 17, 1999) through August 31, 2004
(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2004	2003	2004
Revenues	$—	$—	$—
Operating Expenses
Research and development	(719,546)	(257,234)	(4,402,452)
Administrative	(219,775)	(317,663)	(2,576,521)
Professional fees	(88,201)	(37,759)	(653,494)
Depreciation and amortization	(1,396)	(1,876)	(142,391)

Operating Loss	(1,028,918)	(614,532)	(7,774,858)
Other income (expense)
Interest income	25,595	155	109,880
Interest expense	(664)	(2,112)	(67,903)
Loss on disposal	—	—	(10,580)

Net Loss	$(1,003,987)	$(616,489)	$(7,743,461)

Weighted average number of common shares outstanding	16,784,433	12,244,740	12,118,511

Loss per common share – basic and diluted	$(.06)	$(.05)	$(.64)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2004 and 2003, and From
Inception (September 17, 1999) through August 31, 2004
Unaudited

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,003,987)	$(616,489)	$(7,743,461)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	12,335	13,676	382,232
Non cash compensation expense	58,595	182,002	1,267,481
Non cash expenses	—	—	16,644
(Increase) decrease in:
Prepaid expense and employee advances	(22,430)	1,221	(52,061)
Increase (decrease) in:
Accounts payable and accrued expenses	(82,153)	99,280	294,947
Payroll and related liabilities	7,223	52,320	31,783
Other liabilities	1,158	—	2,702

Net cash and cash equivalents used in operating activities	(1,029,259)	(267,990)	(5,789,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	(4,521)	—	(335,,828)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	(4,521)	—	(599,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	—	14,976,464
Principal payment on equipment notes payable and capital leases	(4,992)	(6,797)	(259,870)
Contribution by shareholders	—	—	183,569
Principal payment on note payable individual	—	—	(225,717)
Issuance of note payable to individuals	—	100,000	368,546
Acquisition of common stock	—	(8,334)	(400,000)

Net cash and cash equivalents (used in) provided by financing activities	(4,992)	84,869	14,642,992

NET (DECREASE) INCREASEIN CASH AND CASH EQUIVALENTS	(1,038,772)	(183,121)	8,254,011
Cash and cash equivalents, beginning	9,292,783	280,052	—

Cash and cash equivalents, end	$8,254,011	$96,931	$8,254,011

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$664	$1,316	$64,692

Taxes paid	$—	$50	$50

The accompanying notes are an integral part of these financial statements.

NOTE A — NOTES TO INTERIM FINANCIAL STATEMENTS

The interim financial data is unaudited, however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by Protalex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed as part of the Company’s Form 10-KSB for the year ended May 31, 2004. This quarterly report should be read in conjunction with such annual report.

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

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2004, the Company had a total of 6,762,654 potentially dilutive securities.

3. Stock Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company does not plan to adopt the fair value method of accounting of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123) for stock options issued to employees. The company accounts for those options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options’ vesting period. Options to non-employees are accounted for using the “fair value” method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2004	2003	2004
Net loss, as reported	$(1,003,,987)	$(616,489)	$(7,743,461)
Add: stock-based employee compensation expense included in reported net loss	58,595	182,002	652,907
Deduct: Stock-based employee compensation expense determined under fair- value method for all awards	(160,174)	(323,231)	(2,065,108)

Pro forma net loss	$(1,105,566)	$(757,718)	$(9,145,662)

Loss per share, as reported basic and diluted	$(.06)	$(.05)	$(.64)
Proforma loss per share basic and diluted	$(.07)	$(.06)	$(.75)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2004	2003	2004
Dividends per year	0	0	0
Volatility percentage	103%	90%-131%	90%-131%
Risk free interest rate	2.57%	4.16%-5.11%	2.07%-5.11%
Expected life (years)	4	3-5	3-5

On July 19, 2004, the Company issued options to purchase up to 15,000 shares of restricted common stock of the Company to an employee, as part of an agreement for employment, at an exercise price of $2.00 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty- eight month period. The options will expire July 2008.

NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE D – RELATED PARTIES

During the quarter ended August 31, 2004, the Company incurred $3,794 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. In addition the Company incurred $1,975 of expenses related to legal services, $789 of which remained unpaid to a law firm, which employs one of the Company’s board members. The Company also has an agreement with its Chairman to pay $12,500 per month for his services. During the quarter ended August 31, 2004 the Company incurred $37,500 related to these services.

NOTE E — RECLASSIFICATIONS

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

ITEM 2 — MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included elsewhere in this Form 10-QSB. This discussion, as well as the remainder of this Report on Form 10-QSB, contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in our most recent Annual Report on Form 10-KSB.

PLAN OF OPERATIONS

Favorable Pre-clinical safety and efficacy studies for Protalex’s lead compound, PRTX-100, lay the foundation for the Investigational New Drug (IND) Application for treating Rheumatoid Arthritis (RA) to be submitted to the FDA. The Company has performed additional studies in non-human primates to determine the pharmacokinetics of PRTX-100. The results of those studies have indicated more favorable dosing schedules (longer half lives) than studies obtained from rodents. Since non-human primates are more closely related to humans, Protalex has decided to perform additional toxicology studies in monkeys to establish the toxicity and starting doses in humans. While these studies will delay the IND submission by approximately three months; to first quarter of 2005, the Company believes that this approach will ultimately accelerate the development path and maximize success of PRTX-100 in patients. Other IND-related activities include manufacturing and formulation of Protalex’s drug for Phase I and II clinical trials, arranging for packaging and testing, designing clinical trial protocols, and completing additional toxicology studies utilizing the companies manufactured drug. These IND and Clinical Trial-related activities will occur during the next 12 months. Additionally the company will be conducting research and pre-clinical activities with PRTX-100 and other compounds in Rheumatoid Arthritis, Systemic Lupus Erythematosus (Lupus), and other related indications.

In the area of intellectual property and derivative drug development, Protalex’s patent was filed in April, 2002, and additional patent filings relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans during this fiscal year include hiring a Chief Financial Officer, Project Manager of Clinical Operations, and additional Research & Development (R&D) Scientists and Laboratory Technicians. Continued growth in staffing is anticipated in the Company’s business plan, and specialized staffing requirements in the areas of management, scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

The Company anticipates that it will need to expand its current laboratory space to accommodate the additional staffing. This will be accomplished through the redesign and remodeling of its current facility in New Hope, PA. Remodeling should be completed in the fourth quarter of calendar year 2004. Further expansion of laboratory space is anticipated with further growth of the Company.

Research and Development (R&D) costs increased from the previous year from $257,234 to $719,546. This increase was due largely to increased expenses to outside contract labs for pre-clinical trials, product manufacturing, and product qualification related costs. Monthly R&D costs are expected to continue to increase in the coming fiscal year, driven by larger payments to vendors and labs performing drug manufacture, FDA consultation and clinical trial site management.

Administrative expenses decreased to $ 219,775 for the three months ended August 31, 2004 from $ 317,663 for the three months ended August 31, 2003. Stock based compensation which is used to attract and reward qualified employees, consultants and board members included in administrative costs decreased to $ 58,995 for the three months ended August 31, 2004 from 182,002 for the three months ended August 31, 2003. Other administrative costs increased to $160,780 for the three months ended August 31, 2004 from $135,661 for the three months ended August 31, 2003 due to increased staffing and the expansion and upgrade of the clinical consultant team associated with the company, including Dr. Hector Alila as senior Vice President of Drug Development. The Company has also recruited well-respected opinion leaders into its newly created Scientific Advisory Board.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note B to the financial statements included in this Quarterly Report and in Note B to the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2004 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including stock based compensation are each discussed in more detail in our Annual Report on Form 10-KSB for the year ended May 31, 2004. The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended August 31, 2004. The Company did not make any changes to those policies during the period.

ITEM 3 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a Company is made known to its President and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of August 31, 2004, Steven H. Kane, Chief Executive Officer and Chief Financial Officer, representing all of the officers and directors of Protalex, Inc., evaluated Protalex’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control:

There has been no significant changes in Protalex’s internal controls or any other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 5 — OTHER INFORMATION

None.

PART II

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

2.1	Stock Purchase Agreement among Protalex, Inc., Don Hanosh and Enerdyne Corporation	Incorporated by reference, to the Company’s 10-SB filing December 3, 1999

2.2	Merger Agreement and Plan of Re-organization between Protalex, Inc. and Enerdyne Corporation	Incorporated by reference to the Company’s 10-SB filing December 3, 1999

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s 10-SB filing December 3, 1999

3.2	Bylaws of the Company	Incorporated by reference to the Company’s 10-SB/A filing September 24, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Attached

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Attached

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

(b)	No reports on Form 8-K were filed for the quarter ended August 31, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.

Date: October 13, 2004	PROTALEX, INC.

	By:	Steven H. Kane

Steven H. Kane, President, Chief Executive Officer and Acting Chief Financial Officer