Form 10QSB
period 2004-11-30
PROTALEX INC
filed 2005-01-14
CIK 1099215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______

Commission file number: 000-28385
Protalex, Inc. (Exact Name of Small Business Issuer as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2003490 (I.R.S. Employer Identification No.)
145 Union Square Drive (Address of Principal Executive Offices)	New Hope, PA 18938 (Zip Code)
Issuer's telephone number: (215) 862-9720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒ (See Part II, Item 5(a) of this Quarterly Report on Form 10-QSB.)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,784,433 shares of common stock, as of January 14, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	November 30, 2004	May 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,011,021	$9,292,783
Prepaid expenses and employee advances	30,597	22,041

Total current assets	7,041,618	9,314,824

PROPERTY & EQUIPMENT:
Lab equipment	275,443	260,425
Office and computer equipment	157,787	153,266
Furniture & fixtures	25,556	25,556
Leasehold improvements	5,540	5,540

	464,326	444,787
Less accumulated depreciation	(366,899)	(342,723)

	97,427	102,064
OTHER ASSETS:
Deposits	7,590	7,590
Intellectual technology property, net of
accumulated amortization of $5,163 and $4,653 as
of November 30, 2004 and May 31, 2004, respectively	15,137	15,647

Total other assets	22,727	23,237

TOTAL	$7,161,772	$9,440,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligation	$21,196	$20,487
Accounts payable	390,393	377,100
Payroll and related liabilities	32,161	24,560
Accrued expenses	27,035	—

Total current liabilities	470,785	422,147

Capital lease obligation, less current portion	9,267	20,046
Other	3,860	1,544

Total liabilities	483,912	443,737

STOCKHOLDERS' EQUITY
Common stock, no par value,
authorized 40,000,000 shares, 16,784,433 and
16,784,433 shares issued and outstanding as
of November 30, 2004 and May 31, 2004, respectively	14,663,854	14,663,854
Additional paid in capital	1,223,523	1,072,008
Deficit accumulated during
the development stage	(9,209,517)	(6,739,474)

Total stockholders’ equity	6,677,860	8,996,388

TOTAL	$7,161,772	$9,440,125
The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the six and three month periods ended November 30, 2004 and 2003, and From
Inception (September 17, 1999) through November 30, 2004
(Unaudited)

					From
	Six	Six	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003	2004

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Research and development	(1,639,264)	(489,281)	(919,718)	(232,047)	(5,322,170)
Administrative	(605,854)	(558,514)	(386,079)	(240,851)	(2,962,600)
Professional fees	(267,192)	(147,827)	(178,991)	(110,068)	(832,485)
Depreciation and amortization	(2,733)	(3,384)	(1,337)	(1,508)	(143,728)

Operating Loss	(2,515,043)	(1,199,006)	(1,486,125)	(584,474)	(9,260,983)

Other income (expense)
Interest income	46,637	27,695	21,042	27,540	130,922
Interest expense	(1,637)	(3,990)	(973)	(1,878)	(68,876)
Loss on disposal	—	—	—	—	(10,580)

Net Loss	$(2,470,043)	$(1,175,301)	$(1,466,056)	$(558,812)	$(9,209,517)

Weighted average number of common
shares outstanding	16,784,433	14,005,239	16,784,433	15,804,677	12,341,632

Loss per common share - basic and diluted	$(.15)	$(.08)	$(.09)	$(.04)	$(.75)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the six month periods ended November 30, 2004 and 2003, and From
Inception (September 17, 1999) through November 30, 2004
Unaudited
			From
	Six	Six	Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,470,043)	$(1,175,301)	$(9,209,517)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	24,686	34,132	394,583
Non cash compensation expense	151,515	285,087	1,360,401
Non cash expenses	—	—	16,644
Increase in:
Prepaid expense and employee advances	(8,556)	(19,729)	(38,187)
Interest receivable	—	(27,500)	—
Increase (decrease) in:
Accounts payable and accrued expenses	40,328	86,076	417,428
Payroll and related liabilities	7,601	82,908	32,161
Other liabilities	2,316	(15)	3,860

Net cash and cash equivalents used in operating activities	(2,252,153)	(734,342)	(7,012,047)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license -
fee portion	—	—	(20,000)
Acquisition of equipment	(19,539)	(10,241)	(350,846)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a
Recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	(19,539)	(10,241)	(614,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	11,372,481	14,976,464
Principal payment on equipment notes payable
and capital leases	(10,070)	(13,372)	(264,948)
Contribution by shareholders	—	—	183,569
Principal payment on note payable individual	—	(100,000)	(225,717)
Issuance of note payable to individuals	—	100,000	368,546
Acquisition of common stock	—	(308,334)	(400,000)

Net cash and cash equivalents (used in) provided by financing activities	(10,070)	11,050,775	14,637,914

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(2,281,762)	10,306,192	7,011,021

Cash and cash equivalents, beginning	9,292,783	280,052	—

Cash and cash equivalents, end	$7,011,021	$10,586,244	$7,011,021

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$1,637	$4,005	$65,665

Taxes paid	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

NOTE A - NOTES TO INTERIM FINANCIAL STATEMENTS

The interim financial data is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by Protalex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004. This quarterly report should be read in conjunction with such annual report.

On December 1, 2004, the Company reincorporated from New Mexico to Delaware. Additional information regarding the Company’s reincorporation can be found in the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2004, the Company had a total of 6,892,654 potentially dilutive securities.

3. Stock Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company does not plan to adopt the fair value method of accounting of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for stock options issued to employees (see Note C -Recent Accounting Pronouncements pertaining to SFAS No. 123-Revised). The Company accounts for those options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options’ vesting period. Options to non-employees are accounted for using the "fair value" method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

					From
	Six	Six	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003	2004
Net loss, as reported	$(2,470,043)	$(1,175,301)	$(1,466,056)	$(558,812)	$(9,209,517)
Add: Stock-based employee
compensation expense
included in reported
net loss	151,515	285,087	92,919	103,085	745,831
Deduct: Stock-based employee
compensation expense
determined under fair-
value method for all
awards	(548,485)	(622,107)	(388,311)	(298,876)	(2,453,419)

Pro forma net loss	$(2,867,013)	$(1,512,321)	$(1,761,447)	(754,603)	(10,917,105)

Loss per share, as reported basic
and diluted	$(.15)	$(.08)	$(.09)	$(.04)	$(.75)
Pro forma loss per share basic and
diluted	$(.17)	$(.11)	$(.11)	$(.05)	$(.88)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

					From
	Six	Six	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003	2004

Dividends per year	0	0	0	0	0
Volatility percentage	103%	90%-131%	103%	90%-131%	90%-131%
Risk free interest rate	2.57%	4.16%-5.11%	2.57%	4.16%-5.11%	2.07%-5.11%
Expected life (years)	4	3-5	4	4	3-5

On July 22, 2004, the Company issued options to purchase up to 15,000 shares of restricted common stock of the Company to an employee, as part of an agreement for employment, at an exercise price of $2.21 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty-eight month period based on date of employment. The options will expire July 2014.

On October 26, 2004, the Company issued options to purchase up to 30,000 shares of restricted common stock of the Company to three employees, as part of an agreement for employment, at an exercise price of $2.30 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty-eight month period based on date of employment. The options will expire October 2014.

On October 26, 2004, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to a new member of the board of directors, at an exercise price of $2.30 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vested immediately. The options will expire October 2014.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or “VIEs”). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations, or cash flows since the Company currently has no VIEs. In December 2003, the FASB issued FIN 46R with respect to VIEs created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purpose entities. The consolidation requirements apply to all special purpose entities in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provision of FIN46R effective February 27, 2004, and such adoption did not have a material impact on the financial statements since the Company currently has no special purpose entities.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

-	mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

-	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

-	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised SFAS No. 123. SFAS No. 123-Revised supersedes APB 25 and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after December 15, 2005. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. The Company is required to adopt SFAS No. 123-Revised by the third quarter of fiscal year 2006. See Note B. 3, “Stock Based Compensation,” for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123.

NOTE D - RELATED PARTIES

For the six and three month periods ended November 30, 2004, the Company incurred $4,932 and $1,138 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the six and three month periods ended November 30, 2004, the Company incurred $7,005 and $5,030 respectively, of expenses related to legal services to a firm, which employs one of the Company’s board members. The Company also has an agreement with its Chairman to pay $12,500 per month as a director fee. For the six and three month periods ended November 30, 2004, the Company incurred $75,000 and $37,500 respectively, for directors fees. As of November 30, 2004, $25,000 was included in accrued expenses for the amount owed to the Chairman.

NOTE E - RECLASSIFICATIONS

Certain amounts in the fiscal year 2004 financial statements have been reclassified to conform to the fiscal year 2005 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-QSB, as well as the Company’s Annual report on Form 10-KSB for the fiscal year ended May 31, 2004. This discussion, as well as the remainder of this Quarterly Report on Form 10-QSB, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Plan of Operations

Favorable pre-clinical safety and efficacy studies for Protalex’s lead compound, PRTX-100, lay the foundation for the Investigational New Drug (IND) Application for treating Rheumatoid Arthritis. We expect to submit the IND application to the Food and Drug Administration (FDA) in the first quarter of 2005. We also expect that other IND and clinical trial-related activities, including arranging for packaging and testing, designing clinical trial protocols, and completing additional toxicology studies utilizing the Company’s manufactured drug, during the next 12 months. Additionally, the Company intends to conduct research and pre-clinical activities with PRTX-100 and other compounds in Rheumatoid Arthritis and Pemphigus.

In the area of intellectual property and derivative drug development, Protalex’s patent application was filed in April 2002, and additional patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

The Company recently hired Marc Rose as its Chief Financial Officer. Staffing plans during this fiscal year include hiring a Medical Director, Project Manager of Clinical Operations, and additional Research & Development Scientists and Laboratory Technicians. Continued growth in staffing is anticipated in the Company's business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

In the fourth quarter of calendar year 2004, the Company completed the redesign and remodeling of its current facility in New Hope, PA. Further expansion of laboratory space is anticipated with further growth of the Company.

Research and Development (R&D) expenses were $1,639,264 and $919,718 and for the six and three months ended November 30, 2004, respectively, compared with $489,281 and $232,047 for the same periods of 2003. The increase in R&D expenses were due to increased activity to outside contract laboratories for pre-clinical trials, product manufacturing, and product qualification related costs, along with hiring Dr. Hector Alila, Senior Vice President of Drug Development in March 2004. R&D expenditures are expected to continue increasing in the current fiscal year, driven by payments to vendors and laboratories performing pre-clinical drug product manufacturing, FDA consultation and clinical trial site management.

Administrative expenses were $605,854 and $386,079 for the six and three months ended November 30, 2004, respectively, compared with $558,514 and $240,851 for the same periods of 2003. Stock based compensation, which is used to attract and reward qualified employees, consultants and board members and costs associated with hiring new employees, along with the expansion and upgrade of the clinical consultant team associated with the Company, accounted for most of the increase in administrative expenses. The Company has also recruited additional members for its newly created Scientific Advisory Board.

Liquidity and Capital Resources

Since 1999, we have incurred significant losses, and we expected to experience operating losses and negative cash flow for the foreseeable future. Our primary source of cash to meet short-term and long-term liquidity needs is the sale of shares of our common stock. We issue shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-trading shares on the open market).

On September 19, 2003, we raised $12,657,599 through the sale of 7,445,654 shares of our common stock, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per shares. The warrants expire on September 19, 2008.

As of November 30, 2004, our net working capital was $6,570,833 and our total cash and cash equivalents were $7,011,021. We have no planned material capital expenditures, significant payments due on long-term obligations, and other demands or commitments to be incurred beyond the next 12 months. However, if the Company succeeds in filing its IND application in the first quarter of calendar year 2005, then the Company anticipates that it will need to raise additional capital in the next twelve months to fund the ongoing FDA approval process for PRTX-100 in Rheumatoid Arthritis and Pemphigus. No assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. Were we unable to file our IND application or otherwise advance in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

Off Balance Sheet Arrangements

The Company has entered into the following off-balance sheet arrangements:

•	Employee Agreements-Officers. To attract and retain qualified personnel to manage the Company, the Company has entered into employment agreements with three executive officers: Steven H. Kane, President and Chief Executive Officer, Hector W. Alila, Senior Vice President of Drug Development, and Marc L. Rose, Vice President of Finance, Chief Financial Officer and Treasurer.

•	Directors Agreements. To attract and retain qualified candidates to serve on the Board of Directors, the Company has entered into agreements with G. Kirk Raab, Chairman of the Board of the Company, and Carleton A. Holstrom, Chairman of the Audit Committee, under which Messrs. Raab and Holstrom receive annual payments aggregating $150,000 and $20,000, respectively, as directors fees.

•	Operating Lease - Office Space. The Company has entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and will expire on February 28, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	683,753	683,753	0	0	0
Directors Agreements	170,000	170,000	0	0	0
Operating Lease - Office Space	223,337	108,945	114,392	0	0
Total	1,077,090	962,698	114,392	0	0

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note B to the financial statements included in this Quarterly Report and in Note B to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the six months ended November 30, 2004. The Company did not make any changes to those policies during the period.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a Company is made known to its President and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of November 30, 2004, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Chief Financial Officer, representing all of the officers and directors of Protalex, Inc., evaluated Protalex's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control

There have been no significant changes in Protalex's internal controls or any other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS

On October 26, 2004, the Company held its 2004 annual meeting of stockholders. Based on the Inspector of Elections Report, dated October 26, 2004, the voting results for the matters submitted to a vote of the Company’s stockholders at such meeting were as follows:

1.  A proposal regarding the Company’s reincorporation from the State of New Mexico to the State of Delaware was approved, as follows:

Votes For	Votes Against	Abstentions

11,351,987	0	100

2.  A proposal to adopt the Company’s 2003 Stock Option Plan was approved, as follows:

Votes For	Votes Against	Abstentions

11,309,387	2,600	40,100

3.  Seven board nominees for director were elected for terms expiring at the 2005 annual meeting of stockholders, as follows:

Nominee	Votes For	Votes Withheld

G. Kirk Raab	12,733,774	100
Steven H. Kane	12,733,774	100
Dinesh Patel	12,733,774	100
John E. Doherty	12,733,774	100
Frank M. Dougherty	12,733,774	100
Thomas P. Stagnaro	12,733,774	100
Carleton A. Holstrom	12,733,774	100

4.  A proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal year ending May 31, 2005 was approved, as follows:

Votes For	Votes Against	Abstentions

12,733,774	0	100

ITEM 5.  OTHER INFORMATION

(a)  In late September 2004, Arthur D. Bankhurst, M.D. advised the Company that he desired to retire from the Company’s board of directors upon the completion of his then current term. Accordingly, Dr. Bankhurst was not nominated for re-election at the Company’s 2004 annual meeting of stockholders, and he retired from the Company’s board of directors effective as of such meeting. There was no disagreement between Dr. Bankhurst and the Company regarding any matter relating to the Company’s operations, policies or practices.

                In October 2004, upon the election of Carleton A. Holstrom to the Company's board of directors, the Company agreed to pay Mr. Holstrom an annual director fee of $20,000.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.1
Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.
10.1	Employment offer letter, dated February 25, 2004, executed by Hector W. Alila
10.2	Employment offer letter, dated October 21, 2004, executed by Marc L. Rose

10.3*	Agreement with Carleton A. Holstrom regarding director fee

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.	PROTALEX, INC.

Date: January 14, 2005	By:	/s/ Steven H. Kane
Steven H. Kane, President, Chief
Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1
Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.1
Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.
10.1	Employment offer letter, dated February 25, 2004, executed by Hector W. Alila
10.2	Employment offer letter, dated October 21, 2004, executed by Marc L. Rose

10.3*	Agreement with Carleton A. Holstrom regarding director fee

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* To be filed by amendment.