Form 10QSB/A
period 2004-11-30
PROTALEX INC
filed 2005-04-14
CIK 1099215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB/A (Amendment No. 1)
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2004
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission file number: 000-28385
Protalex, Inc. (Exact Name of Small Business Issuer as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2003490 (I.R.S. Employer Identification No.)
145 Union Square Drive New Hope, PA (Address of Principal Executive Offices)	18938 (Zip Code)
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2004 is being filed solely to amend Item 6. by filing Exhibit 10.3. No other modifications or changes have been made to our Form 10-Q for the quarter ended November 30, 2004 as originally filed or the exhibits filed therewith.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.3	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between Protalex, Inc. and Carleton A. Holstrom.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005                   PROTALEX, INC.

                               By: /s/ Steven H. Kane
Steven H. Kane, President and Chief
Executive Officer

Date: April 14, 2005                          PROTALEX, INC.

                               By: /s/ Marc L. Rose
Marc L. Rose, Vice President of Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
10.3	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between Protalex, Inc. and Carleton A. Holstrom.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act