Form 10QSB
period 2005-02-28
PROTALEX INC
filed 2005-04-14
CIK 1099215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2005
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

Yes ☐   No ☒   See Part II, Item 5(a) of Protalex, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2004 filed with the Securities and Exchange Commission on January 14, 2005.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,799,433 shares of common stock, as of April 14, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	February 28, 2005	May 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,860,208	$9,292,783
Prepaid expenses and employee advances	22,883	22,041

Total current assets	5,883,091	9,314,824

PROPERTY & EQUIPMENT:
Lab equipment	305,442	260,425
Office and computer equipment	157,787	153,266
Furniture & fixtures	25,556	25,556
Leasehold improvements	27,060	5,540

	515,845	444,787
Less accumulated depreciation	(382,811)	(342,723)

	133,034	102,064
OTHER ASSETS:
Deposits	7,590	7,590
Intellectual technology property, net of
accumulated amortization of $5,418 and $4,653 as
of February 28, 2005 and May 31, 2004, respectively	14,882	15,647

Total other assets	22,472	23,237

	$6,038,597	$9,440,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligation	$21,561	$20,487
Accounts payable	719,634	377,100
Payroll and related liabilities	21,968	24,560
Accrued expenses	1,698	-

Total current liabilities	764,861	422,147

Capital lease obligation, less current portion	3,738	20,046
Other	4,638	1,544

Total liabilities	773,237	443,737

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
40,000,000 shares authorized, 16,799,433 and
16,784,433 shares issued and outstanding as
of February 28, 2005 and May 31, 2004, respectively	168	14,663,854
Additional paid in capital	15,992,947	1,072,008
Deficit accumulated during
the development stage	(10,727,755)	(6,739,474)

Total stockholders’ equity	5,265,360	8,996,388

	$6,038,597	$9,440,125

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the nine and three month periods ended February 28, 2005 and February 29, 2004, and From
Inception (September 17, 1999) through February 28, 2005
(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	From Inception Through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004	2005	2004	2005

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Research and development	(2,513,987)	(812,992)	(874,723)	(323,711)	(6,196,893)
Administrative	(1,034,929)	(1,020,405)	(429,075)	(461,891)	(3,391,675)
Professional fees	(525,512)	(194,525)	(258,320)	(46,698)	(1,090,805)
Depreciation and amortization	(3,991)	(4,180)	(1,258)	(796)	(144,986)

Operating Loss	(4,078,419)	(2,032,102)	(1,563,376)	(833,096)	(10,824,359)

Other income (expense)
Interest income	92,563	27,695	45,926	—	176,848
Interest expense	(2,128)	(5,329)	(491)	(1,339)	(69,367)
Loss on disposal of equipment	—	(1,561)	—	(1,561)	(10,580)

Net Loss	$(3,987,984)	$(2,011,297)	$(1,517,941)	$(835,996)	$(10,727,755)

Weighted average number of common
shares outstanding	16,791,933	14,913,238	16,791,933	16,729,563	12,542,606

Loss per common share - basic and diluted	$(.24)	$(.13)	$(.09)	$(.05)	$(.86)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the nine month periods ended February 28, 2005 and February 29, 2004, and From
Inception (September 17, 1999) through February 28, 2005
(Unaudited)
From
	Nine	Nine	Inception
	Months Ended	Months Ended	Through
	February 28,	February 29,	February 28,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,987,984)	$(2,011,297)	(10,727,755)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	1,561	10,580
Depreciation and amortization	40,853	50,849	410,750
Non cash compensation expense	256,955	462,021	1,466,138
Non cash expenses	—	—	16,644
Increase in:
Prepaid expense and employee advances	(842)	(34,939)	(30,473)
Interest receivable	—	(27,500)	—
Increase (decrease) in:
Accounts payable and accrued expenses	342,534	76,240	719,634
Payroll and related liabilities	(894)	17,246	23,666
Other liabilities	3,094	(15)	4,638
Net cash and cash equivalents used in operating activities	(3,346,284)	(1,465,834)	(8,106,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	—	—	(20,000)
Acquisition of equipment	(71,057)	(39,786)	(402,364)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	(71,057)	(39,786)	(666,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	11,372,481	14,976,464
Principal payment on equipment notes payable
and capital leases	(15,234)	(17,066)	(270,112)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	(100,000)	(225,717)
Issuance of note payable to individuals	—	100,000	368,546
Acquisition of common stock	—	(308,334)	(400,000)

Net cash and cash equivalents (used in) provided by financing activities	(15,234)	11,047,081	14,632,750

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(3,432,575)	9,541,461	5,860,208

Cash and cash equivalents, beginning	9,292,783	280,052	—

Cash and cash equivalents, end	$5,860,208	$9,821,513	$5,860,208

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$2,128	$5,329	$66,156

Taxes paid	$—	$—	$50

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004. This quarterly report should be read in conjunction with such annual report.

On December 1, 2004, the Company reincorporated from New Mexico to Delaware. Additional information regarding the Company’s reincorporation can be found in the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004. The impact to the Stockholders’ Equity as of February 28, 2005 as a result of the reincorporation was to adjust Common Stock to its legal par value as follows:

STOCKHOLDERS' EQUITY	Prior to Reincorporation (No Par Value)	Subsequent to Reincorporation (Par Value $0.00001)
Common stock, par value $0.00001,
40,000,000 shares authorized, 16,799,433 shares
issued and outstanding as of February 28, 2005	$14,702,104	$168
Additional paid in capital	1,291,011	15,992,947
Deficit accumulated during the development stage	(10,727,755)	(10,727,755)
Total stockholders’ equity	$5,265,360	$5,265,360

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2005, the Company had a total of 7,442,653 potentially dilutive securities issued and outstanding.

3. Stock Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company accounts for options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options’ vesting period (see Note C - Recent Accounting Pronouncements pertaining to SFAS No. 123-Revised). Options to non-employees are accounted for using the fair value method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.

The following table illustrates the effect on net loss and earnings per share for the indicated periods if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	From Inception Through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004	2005	2004	2005

Net loss, as reported	$(3,987,984)	$(2,011,297)	$(1,517,941)	$(835,996)	$(10,727,755)
Add: Stock-based employee
compensation expense
included in reported
net loss	219,003	395,582	67,487	74,495	813,318
Deduct: Stock-based employee
compensation expense
determined under fair
value method for all
Awards	(1,166,164)	(899,496)	(617,679)	(277,389)	(3,071,098)

Pro forma net loss	$(4,945,145)	$(2,551,211)	$(2,068,133)	$(1,038,890)	$(12,985,535)

Loss per share, as reported - basic
and diluted	$(.24)	$(.13)	$(.09)	$(.05)	$(.86)
Pro forma loss per share basic and
diluted	$(.29)	$(.17)	$(.12)	$(.06)	$(1.04)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	From Inception Through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004	2005	2004	2005

Dividends per year	0	0	0	0	0
Volatility percentage	103%	90%-131%	103%	90%-131%	90%-131%
Risk free interest rate	2.57-3.52%	4.16%-5.11%	3.52%	4.16%-5.11%	2.07%-5.11%
Expected life (years)	4	3-5	4	4	3-5

On July 22, 2004, the Company issued options to purchase up to 15,000 shares of common stock of the Company to an employee, as part of an agreement for employment, at an exercise price of $2.21 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty-eight month period based on date of employment. The options will expire July 2014.

On October 26, 2004, the Company issued options to purchase up to 30,000 shares of common stock of the Company to three employees, as part of an agreement for employment, at an exercise price of $2.30 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty-eight month period based on date of employment. The options will expire October 2014.

On October 26, 2004, the Company issued options to purchase up to 100,000 shares of common stock of the Company to a new member of the board of directors, at an exercise price of $2.30 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vested immediately. The options will expire October 2014.

On January 13, 2005, the Company issued options to purchase up to 100,000 shares of common stock of the Company to a new employee, at an exercise price of $2.55 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty-eight month period based on date of employment. The options will expire January 2015.

On January 13, 2005, the Company issued options to purchase up to 230,000 shares of common stock of the Company to several employees, at an exercise price of $2.55 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vest over a forty-eight month period from the issue date. The options will expire January 2015.

On January 13, 2005, the Company issued options to purchase up to 125,000 shares of common stock of the Company to several members of the board of directors, at an exercise price of $2.55 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vested immediately. The options will expire January 2015.

On January 13, 2005, the Company issued 15,000 shares of restricted common stock to an employee, as part of his agreement for employment.

On February 15, 2005, the Company issued options to purchase up to 100,000 shares of common stock of the Company to a new member of the board of directors, at an exercise price of $2.80 a share. The options were issued pursuant to the Company’s 2003 Stock Option Plan and vested immediately. The options will expire February 2015.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS No. 123. SFAS No. 123-Revised supersedes APB 25 and related interpretations, and will require all companies to estimate the fair value of all share-based awards granted and then amortize that estimated fair value to expense over the requisite service. SFAS No. 123-Revised is effective for the Company for all periods beginning after December 15, 2005. The Company currently accounts for options issued to its employees under the recognition and measurement principles of APB 25 and related interpretations. The Company is required to adopt SFAS No. 123-Revised by the third quarter of fiscal year 2006. See Note B. 3, “Stock Based Compensation,” for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123 for options issued to employees.

NOTE D - RELATED PARTIES

For the nine and three month periods ended February 28, 2005, the Company incurred $10,060 and $5,128 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. As of February 28, 2005, $3,080 is included within Accounts Payable and was subsequently paid on March 2, 2005.

For the nine and three month periods ended February 28, 2005, the Company incurred $13,616 and $6,611 respectively, of expenses related to legal services to a firm, which employs one of the Company’s board members.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the nine and three month periods ended February 28, 2005, the Company incurred $112,500 and $37,500 respectively for this director’s fee.

The Company has an agreement with Carleton A. Holstrom and Dr. Eugene A. Bauer to pay $1,667 per month on a quarterly basis payable in arrears as a director fee. For the nine and three months periods ended February 28, 2005, the Company incurred $5,000 and $5,000 respectively for these directors’ fees.

NOTE E - RECLASSIFICATIONS

Certain amounts in the fiscal year 2004 financial statements have been reclassified to conform to the fiscal year 2005 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-QSB, as well as the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004. This discussion, as well as the remainder of this Quarterly Report on Form 10-QSB, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend”, “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Plan of Operations

Favorable pre-clinical safety and efficacy studies for Protalex’s lead compound, PRTX-100, laid the foundation for the Investigational New Drug (IND) Application for treating Rheumatoid Arthritis. The Company submitted the IND Application to the Food and Drug Administration (FDA) on March 4, 2005. Based on the FDA’s review, the FDA has verbally disclosed to the Company that it has placed the Company’s IND application on clinical hold effective March 31, 2005, pending additional product characterization. The Company expects that clinical trial-related activities, including arranging for packaging and testing, designing clinical trial protocols, conducting clinical trials, and completing additional toxicology studies utilizing the Company’s lead compound, will occur during the next 12 months. Additionally, the Company intends to conduct research and pre-clinical activities with PRTX-100 in Pemphigus and other indications during the next 12 months.

In the area of intellectual property and derivative drug development, Protalex’s patent application was filed in April 2002, and additional patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans during this fiscal year include hiring a Medical Director, Clinical Project Manager, Regulatory Manager and additional Research & Development Scientists and Laboratory Technicians. Continued growth in staffing is anticipated in the Company's business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

In the fourth quarter of calendar year 2004, the Company completed the redesign and remodeling of its current facility in New Hope, PA. Further expansion of laboratory and office space is anticipated with further growth of the Company.

Research and Development (R&D) expenses were $2,513,987 and $874,723 for the nine and three months ended February 28, 2005, respectively, compared with $812,992 and $323,711 for the nine and three months ended February 29, 2004. The increase in R&D expenses was due to increased activity to outside contract laboratories for pre-clinical trials, product manufacturing, and product qualification related costs, along with hiring Dr. Hector Alila, Senior Vice President of Drug Development, in March 2004. R&D expenditures are expected to continue increasing in the current fiscal year, driven by payments to vendors and laboratories performing pre-clinical drug product manufacturing, FDA consultation and clinical trial site management.

Administrative expenses were $1,034,929 and $429,075 for the nine and three months ended February 28, 2005, respectively, compared with $1,020,405 and $461,891 for the nine and three months ended February 29, 2004. Stock based compensation, which is used to attract and reward qualified employees, consultants and board members, and costs associated with hiring new employees, along with the expansion and upgrade of the clinical consultant team associated with the Company, accounted for most of the increase in administrative expenses, along with the hiring of Marc L. Rose, Vice President of Finance, Chief Financial Officer and Treasurer.

Professional fees were $525,512 and $258,320 for the nine and three months ended February 28, 2005, respectively, compared with $194,525 and $46,698 for the nine and three months ended February 29, 2004. Professional fees consist of legal, audit, tax, employee recruitment, investment banking fees and the Scientific Advisory Board. The increase in professional fees stem from on-going business activity, as well as legal fees incurred in connection with the filing of the Company’s Post-Effective Amendment to Registration Statement on Form SB-2 related to its September 2003 offering. The Company expects that these fees will continue to increase in the current fiscal year as its business activities increase.

Liquidity and Capital Resources

Since 1999, the Company has incurred significant losses, and the Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company’s primary source of cash to meet short-term and long-term liquidity needs is the sale of shares of the Company's common stock and warrants for shares of common stock. The Company issues shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-trading shares on the open market).

On September 19, 2003, the Company raised $12,657,599 through the sale of 7,445,654 shares of the Company’s common stock, with warrants to purchase an additional 3,164,395 shares of the Company’s common stock, at an exercise price of $2.40 per share. The warrants expire on September 19, 2008.

As of February 28, 2005, the Company’s net working capital was $5,118,230 and the Company's total cash and cash equivalents were $5,860,208. The Company has no planned material capital expenditures, significant payments due on long-term obligations, and other demands or commitments to be incurred beyond the next 12 months. The Company anticipates that it will need to raise additional capital in the next twelve months to fund the ongoing FDA approval process for PRTX-100 in Rheumatoid Arthritis and, possibly, other indications. No assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. Were the Company unable advance in the FDA approval process, the Company’s ability to sustain operations would be significantly jeopardized.

Off Balance Sheet Arrangements

The Company has entered into the following off-balance sheet arrangements:

•
Employee Agreements - Officers. To attract and retain qualified personnel to manage the Company, the Company has entered into employment agreements with three executive officers: Steven H. Kane, President and Chief Executive Officer, Hector W. Alila, Senior Vice President of Drug Development, and Marc L. Rose, Vice President of Finance, Chief Financial Officer and Treasurer.

•
Directors Agreements. To attract and retain qualified candidates to serve on the Board of Directors, the Company has entered into agreements with G. Kirk Raab, Chairman of the Board of the Company, Carleton A. Holstrom, Chairman of the Audit Committee, and Eugene A. Bauer, under which Messrs. Raab, Holstrom and Bauer receive annual payments aggregating $150,000, $20,000 and $20,000 respectively, as directors fees.

•
Operating Lease - Office Space. The Company has entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and will expire on February 28, 2007.

•
Operating Lease - Copier. The Company has entered into a sixty three (63) month operating lease with Ricoh Customer Finance Corporation for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Employment Agreements - Officers	792,479	792,479	0	0	0
Directors Agreements	190,000	190,000	0	0	0
Operating Lease - Office Space	205,179	90,787	114,392	0	0
Operating Lease - Copier	15,187	2,490	8,964	3,484	249
Total	1,202,845	1,075,756	123,356	3,484	249

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note B to the financial statements included in this Quarterly Report and in Note B to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the nine months ended February 28, 2005. The Company did not make any changes to those policies during the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its President and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of February 28, 2005, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer and Treasurer, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control

There have been no significant changes in the Company’s internal controls or any other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On February 15, 2005, Dr. Bauer joined the Company's board of directors, filling the vacancy created when the Company's board of directors increased the size of the board from seven to eight members at a February 10, 2005 meeting. Additional information can be found in the Company’s Current Report on Form 8-K dated February 15, 2005 and filed with the Securities and Exchange Commission on February 22, 2005.

On March 4, 2005, the Company filed an Investigative New Drug, or IND, Application with the U.S. Food and Drug Administration. Additional information can be found in the Company’s Current Report on Form 8-K dated March 4, 2005 and filed with the Securities and Exchange Commission on March 7, 2005.

On March 31, 2005, based on the FDA’s review, the FDA has verbally disclosed to the Company that it has placed the Company’s IND application on clinical hold effective March 31, 2005. Additional information can be found in the Company’s Current Report on Form 8-K dated March 31, 2005 and filed with the Securities and Exchange Commission on April 4, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation, and Protalex, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.1
Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.
10.1	Letter Agreement, dated March 16, 2005, effective February 15, 2005, between Protalex, Inc. and Dr. Eugene A. Bauer
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005	PROTALEX, INC.

	By:	/s/ Steven H. Kane
Steven H. Kane, President, Chief
Executive Officer

Date: April 14, 2005

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

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.
10.1	Letter Agreement, dated March 16, 2005, effective February 15, 2005, between Protalex, Inc. and Dr. Eugene A. Bauer
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act