Form 10KSB
period 2005-05-31
PROTALEX INC
filed 2005-08-26
CIK 1099215

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended May 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 000-28385

                                 PROTALEX, INC.
                 (Name of small business issuer in its charter)

                Delaware                                 91-2003490
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or organization)

         145 Union Square Drive                      New Hope, PA 18938
(Address of principal executive offices)                 (Zip Code)

                                 (215) 862-9720
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Yes [X] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a Shell company (As defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act.)$48,583,052 as of August 26, 2005.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 19,433,221 as of August 26, 2005.

                                TABLE OF CONTENTS

ITEM 1 - DESCRIPTION OF BUSINESS
ITEM 2 - DESCRIPTION OF PROPERTY
ITEM 3 - LEGAL PROCEEDINGS
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6 - PROTALEX INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7 - FINANCIAL STATEMENTS
            BALANCE SHEETS
            STATEMENTS OF OPERATIONS
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            STATEMENTS OF CASH FLOWS
            NOTES TO FINANCIAL STATEMENTS
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
ITEM 10 - EXECUTIVE COMPENSATION
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13 - INDEX TO EXHIBITS
ITEM 14 -- CONTROLS AND PROCEDURES
ITEM 15 -- (RESERVED)
ITEM 16 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CEO, SECTION 906
CERTIFICATION OF CFO, SECTION 906

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                       Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (which will be filed within 120 days after the close of the Company's fiscal year ended May 31, 2005) are incorporated herein by reference. With the exception of those portions which are specifically incorporated by referenced in this Annual Report on Form 10-KSB, the Proxy Statement for the 2005 Annual Meeting of Stockholders is not deemed to be filed as a part of this Report.

                     NOTICE ABOUT FORWARD-LOOKING STATEMENTS

     This report and the documents incorporated by reference into this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent that the information presented in this report discusses financial projections, information or expectations about Protalex's business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "future," "intends," "anticipates," "believes," "estimates," "projects," "forecasts," "expects," "plans" and "proposes" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward looking statements include, without limitation:

     - statements about our product development and commercialization goals and expectations;

     -    potential market opportunities;

     - our plans for and anticipated results of our clinical development activities;

     -    the potential advantage of our product candidates;

     - statements about our future capital requirements, the sufficiency of our capital resources to meet those requirements and the expected composition of our capital resources; and

     -    other statements that are not historical facts.

     Forward-looking statements are based on the judgment of management at the time the statements are made. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements. These include, among others, the cautionary statements in the "Risk Factors" and Protalex, Inc. "Management's Discussion and Analysis or Plan of Operation" sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the "Risk
Factors" and Protalex, Inc. "Management's Discussion and Analysis or Plan of Operation" sections, and other sections of this report.

     Investors should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Protalex undertakes no obligation to publicly update any forward-looking statement to reflect new information, events or circumstances, whether anticipated or unanticipated, or to conform the statement to actual results or changes in Protalex's expectations.

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

     In September 1999, Protalex, Inc. ("Protalex" or the "Company") acquired a majority of the issued and outstanding shares of common stock of Enerdyne Corporation from Don Hanosh, pursuant to a Stock Purchase Agreement between Protalex, Enerdyne and Mr. Hanosh. In November 1999, Protalex merged with and into Enerdyne pursuant to a Merger Agreement and Plan of Reorganization, and Enerdyne changed its name to Protalex, Inc. After the merger, Protalex's former stockholders held approximately 92% of the shares of common stock of the Company, and Enerdyne's former stockholders held approximately 8% of the shares of common stock of the Company.

     The Company is a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. The Company's lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects. However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that will be realized in clinical trials. The Company currently has no product on the market. The autoimmune diseases initially targeted by the Company are Pemphigus and Rheumatoid Arthritis ("RA").

     RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement. According to the National Institute of Health, scientists estimate that RA affects approximately 2.1 million Americans. According to the Merck Manual of Health & Aging, RA affects about 1% of the population worldwide.

     Pemphigus is a rare, severe and life-threatening autoantibody-mediated disease characterized by blistering and erosion of the skin and mucous membranes. According to the International Pemphigus Foundation it affects approximately 10,000 to 15,000 Americans and 40,000 people worldwide. If not treated, Pemphigus is usually fatal, with generalized infection being the most frequent cause of death. Treated, the disorder tends to be chronic in most cases. Side effects of current treatments (steroids, immuno-suppressants, antibiotics and chemotherapeutics) may be severe or disabling.

     The Company's bioregulatory compounds are based on the principle of normalizing the activities of immune cells at a more basic level than traditional pharmaceutical agents, which act upon the end products of complex body functions. In autoimmune disease models, PRTX-100, which is a natural compound, has reversed the pathologic process resulting in a restoration and maintenance of normal healthy tissue. The Company intends to bring this biotechnology to bear on a range of serious autoimmune diseases that affect millions of sufferers worldwide, for indications such as Systemic Lupus Erythematosus, Psoriasis, Immune Thrombocytopenic Purpura, or ITP, Inflammatory Bowel Disease (Crohn's disease and Ulcerative colitis), Insulin-dependent Diabetes Mellitus, and Multiple Sclerosis. To date, however, the Company has not conducted any pre-clinical trials related to the treatment of these diseases.

     The Company is currently conducting pre-clinical studies with PRTX-100 and filed an Investigative New Drug ("IND") application with the United States Food and Drug Administration ("FDA") on March 4, 2005. On March 31, 2005 the FDA verbally disclosed to the Company that it has placed our IND on clinical hold, pending additional product characterization. On August 10, 2005, the Company filed its formal response to the clinical hold issues with the FDA. Upon receiving FDA approval, the Company intends to begin conducting Phase I human clinical trials. The Company is also broadening its intellectual property and expanding the management team, facilities and operational infrastructure for commercialization of our products. The Company's business and laboratory operations are located in New Hope, Pennsylvania. The Company has also outsourced some of its activities to premier contract organizations and facilities. For example, the Company has completed the manufacturing of PRTX-100 under Current Good Manufacturing Practices (cGMP) in quantities that are sufficient for upcoming human Phase I and Phase II clinical trials. The Company also plans to contract with a third-party site management organization to run the clinical trials in the United States.

     The Company's in-house research includes demonstrating the efficacy of PRTX-100 in well established and characterized animal models of RA and other autoimmune diseases. For example, the Company is testing PRTX-100 in murine collagen induced arthritis (CIA) model of human RA. This is the model that was used to test the efficacy of the FDA approved drug, etanercept, or Enbrel(TM). PRTX-100 has also demonstrated its efficacy in an animal model of Systemic Lupus Erythematosus. The Company's scientists are also investigating the mechanism of action and developing a second-generation class of compounds. Laboratory staff is also developing analytical methods to screen derivative compounds for bioactivity, measure drug concentrations in the blood, and measure systemic effects to be used in evaluating the efficacy and safety data in human clinical trials.

     Pre-clinical safety studies for PRTX-100 are being conducted and so far no evidence of abnormal clinical reactions or toxicity has been observed. These studies and the pre-clinical efficacy studies are the foundation for the IND application. IND-related activities included manufacturing and formulation of PRTX-100 for animal toxicity testing and for Phase I and II human clinical trials, arranging for packaging and testing, designing clinical trial protocols, and planning the clinical trials with physicians who will be investigators in the trials.

     The Company has concluded six prior private placements of its common stock and warrants, raising a total of $21.2 million in the aggregate and carrying it through early research and pre-clinical trials. The most recent private placement in May 2005 raised approximately $5.1 million. If the Company succeeds in obtaining approval for its IND application in the third quarter of calendar year 2005, then the Company anticipates that it will need to raise additional capital before the end of calendar year 2006 to fund the ongoing FDA approval process for PRTX-100 in RA, Pemphigus and potentially, other autoimmune diseases. Should the Company be unable to obtain approval of the IND application or otherwise advance in the FDA approval process, the Company's ability to sustain operations would be significantly jeopardized.

     As the Company's lead product moves closer to the marketing stage, the Company intends to look for opportunities to enter into collaborative arrangements with larger strategic partners to market and sell our products in the United States and in foreign markets. The Company also intends to seek out partners who would be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and clinical trials required to obtain regulatory approval. In return for such payments, the Company could grant these partners' rights to market certain of the Company's products in particular geographical regions. The Company is also evaluating the alternative approach of pursuing programs independently with the intention of becoming a fully integrated biopharmaceutical company.

ABOUT BIOREGULATION

     The immune system exists to protect the body from foreign agents such as bacteria and viruses. In a normal functioning system, a complex set of interactions results in the destruction of these outside bodies. An important aspect of this process is the ability to recognize self (normal tissue) from non-self (foreign agents). Autoimmune diseases such as RA, Pemphigus and others result when this self-recognition goes awry and the immune system mistakenly identifies normal tissue as foreign. In RA, the dysregulation of the immune system causes the joint lining to form invasive tissue that degrades cartilage and bone. With the current treatments available, prevention of long-term damage in RA requires ongoing indefinite drug therapy. The vast majority of FDA approved drugs for the treatment of RA carry significant side effects such as potential infections and development of cancer. They generally target specific products of the immune response that are formed well after the system has lost its ability to self-regulate. The Company believes that the bioregulatory compound PRTX-100 has the potential to restore normal immune response by targeting the disease at its source.

     The Company has discovered a method of "restoring" the immune system through the use of a natural compound called PRTX-100, which has been shown to have minimal side effects at treatment dosages in animal studies. It also has been shown to work very early in the immune response to prevent the activation of lymphoid cells and the secretion of pathogenic cytokines. In the animal model specifically designed to evaluate the efficacy of anti-arthritic drugs, PRTX-100 has not only inhibited the development of inflammation, but also repaired and/or reversed the tissue damage caused by inflammatory response.

ANIMAL STUDIES

     Protalex's lead candidate PRTX-100 has proven effective in two clinical standard mouse autoimmune models:

     Collagen-Induced Arthritis -- PRTX-100 has demonstrated reproducible efficacy in a well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel(TM), a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of Enbrel(TM) suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel(TM) showed a resumption of joint inflammation and tissue damage. This response to Enbrel(TM) was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies will be used to serve as a rationale for conducting clinical trials in human patients.

     BXSB Mice -- These animals are genetically predisposed to autoimmune diseases, and this model is used to evaluate drugs for autoimmune diseases such as Lupus, Crohn's disease and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies, mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement (splenomegaly) was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease. Treatment with PRTX-100 also reduced non-specific immunoglobulin production and specific autoantibody production and restored the number and function of immune cells known as T and B lymphocytes. These results represent improvement in a whole animal setting in this complex disease syndrome.

     Pre-clinical safety studies in animals have shown no drug-related toxicity. The studies were conducted in New Zealand white rabbits. New Zealand white rabbits are a very sensitive model to show any potential toxicity of immunomodulatory drugs such as PRTX-100. All animals survived to scheduled euthanasia. No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with PRTX-100 compared with controls treated with vehicle. These study results are a crucial component of the Company's IND application with the FDA.

     The Company has performed additional studies in non-human primates to determine the pharmacokinetics of PRTX-100. The results of those studies have indicated more favorable dosing schedules (longer half lives) than studies obtained from rodents. Since non-human primates are more closely related to humans, the Company decided to perform additional toxicology studies in monkeys to establish the toxicity and starting doses in humans. While these studies delayed the IND submission until March 4, 2005, the Company believes that this approach will ultimately accelerate the development path and maximize success of PRTX-100 in patients. Other IND-related activities included additional manufacturing and formulation of our drug for Phase I and II clinical trials, arranging for packaging and testing, designing clinical trial protocols, and completing additional toxicology studies utilizing our manufactured drug.. Additionally the Company intends to conduct research and pre-clinical activities with PRTX-100 and other compounds in RA, Pemphigus, and other related indications.

MANUFACTURING

     The Company has in the past contracted the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium. The formulation, stability testing and packaging of the final product for clinical supplies are conducted at another reputable FDA-approved company in the United States. These companies have provided the product for both toxicological testing and clinical supplies. The drug is produced under cGMP. The process is scaleable to commercial production.

MARKETS

     Pemphigus will be the first autoimmune disease targeted by the Company. Pemphigus is a rare, severe and life-threatening autoantibody-mediated disease characterized by blistering and erosion of the skin and mucous membranes. According to the International Pemphigus Foundation it affects approximately 10,000 to 15,000 Americans and 40,000 people worldwide. If not treated, Pemphigus is usually fatal, with generalized infection being the most frequent cause of death. Treated, the disorder tends to be chronic in most cases. Side effects of current treatments (steroids, immuno-suppressants, antibiotics and chemotherapeutics) may be severe or disabling.

     RA will continue to be our long term focus. RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which currently available treatments are expensive, and many patients may not benefit from the existing drugs which can also cause serious side effects. Therefore, there is a significant unmet need in the RA patients who need alternative treatments. If approved, we anticipate that PRTX-100 will provide these patients with a choice of therapy that is efficacious, cost-effective, and has little or no side effects.

     RA is a serious autoimmune disorder that causes the body's immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. Navigant Consulting estimated that the RA market for 2004 would surpass $6.2 billion and estimates that it will increase to $14.8 billion by the end of 2009.

     Currently, no uniformly effective treatment for RA exists. Current treatments are costly, and in most cases must be continued for decades. In contrast, the Company believes that bioregulator therapy such as PRTX-100 is potentially much more cost-effective and efficacious.

     The Company anticipates that its products will potentially be used to treat patients with severe cases of RA, and particularly those individuals for whom other treatments have failed. Additionally, the Company believes that its experience with this class of patients will prove the efficacy and safety of its products, and will encourage the use of its products in less severely affected individuals in earlier stages of the disease.

     Another objective of the Company is the development of second-generation compounds to add to the Company's pharmaceutical product portfolio. The characterization of the new compounds is underway and the patent application process is ongoing.

     Additionally, the Company's goal is to pursue FDA approval to treat other autoimmune diseases, where its drugs' ability to decrease the inflammatory response will abrogate the underlying disease processes. The BXSB animal model is a generalized autoimmune model, so efficacy in pre-clinical trials shows promise in treating other autoimmune diseases. The Company intends to begin pre-clinical studies in autoimmune diseases other than RA during fiscal 2006, upon the demonstration of efficacy in the RA clinical trials.

COMPETITION

     The Company believes, based on the pre-clinical trials, that the Company's compound, PRTX-100, has a potential competitive advantage, as it requires lower doses and is more convenient, safer and more efficacious than existing therapies. This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $15,600 to $34,000 per patient, according to an article entitled "Adalimumab: The First Entirely Human Monoclonal Antibody for Rheumatoid Arthritis," by pharmacists Alicia Mack and Jessica Neely, as well as Thompson Micromedix respectively. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the symptoms of RA and slow its progression. Available treatment options include:

          - Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the recently introduced COX-2 inhibitors;

          - Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;

          - TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel(TM)), infliximab (Remicade(TM)), and adalimumab (Humira(TM));

          - Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret(TM)). Anakinra(TM), a human recombinant IL-l receptor antagonist (hu rIL-lra) is approved by the FDA for the treatment of RA; and

          - "Immunoadsorption Therapy," also known as Prosorba(R), now in limited use in Europe and the United States, entailing weekly sessions during which a patient's blood is separated and passed through a molecular filter. The use of such extreme treatment modalities emphasizes the unmet need for a new treatment for patients who cannot respond to existing therapies.

     In all, at least a dozen large and small pharmaceutical companies are active in this market, with Amgen Corporation and Johnson & Johnson, Inc. dominating the market with their respective products, Enbrel(TM) and Remicade(TM). According to Evaluate Pharma as of May 10, 2005, Enbrel(TM), a soluble receptor construct that is administered subcutaneously, generated estimated revenue of $2.6 billion in 2004, Remicade(TM), a chimeric monoclonal antibody administered by intravenous infusion, generated estimated revenue of $3.0 billion in 2004, and Abbot's Humira(TM), a recent entry into the RA market, generated estimated revenue of $852 million in 2004.

     Another recent entrant into the RA market is a less well-known product by Amgen Corporation, Anakinra (Kineret(TM)). Despite intense media attention and significant sales, the long-term efficacy of these compounds remains to be evaluated. Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with Remicade(TM) or Enbrel(TM). Disseminated tuberculosis due to reactivation of latent disease was also seen commonly with TNF inhibitor treatment. In some of the clinical trials, lymphomas were more commonly observed in patients treated with TNF inhibitors compared to placebo controls. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel(TM) and the other TNF inhibitors. Findings such as these indicate that new and safe treatments for autoimmune diseases such as RA are needed. The Company anticipates that PRTX-l00 and its other products will provide such opportunity, but there can be no assurance that such results will occur.

     Currently, there are no products on the market specifically for the treatment of Pemphigus. However, CellCept(TM) by Hoffman-La Roche, Inc. a division of Roche Group is currently conducting pre-clinical trials for this indication.

     If a patent is issued under the Company's U.S. patent application, that patent may be a potential barrier to entry that could prevent competitors from implementing the same procedures as the Company. However, the Company may be unable to protect these proprietary rights. See the risk factor titled "If the Company is are unable to protect its proprietary rights, the Company may not be able to compete effectively or to operate profitably" on page __ of this report.

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

     The results of the pre-clinical and clinical trials are submitted to the FDA in the form of a Biological License Application or BLA. The approval of a BLA may take substantial time and effort. In addition, upon approval of a BLA, the FDA may require post marketing testing and surveillance of the approved product, or place other conditions on their approvals.

     Sales of new drugs outside the United States are subject to foreign regulatory requirements that differ from country to country. Foreign regulatory approval of a product must generally be obtained before that product may be marketed in those countries.

     The Company and any third-party manufacturers or suppliers must continually adhere to cGMP, and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If the Company's facilities, or the facilities of its manufacturers or suppliers, cannot pass a preapproval plant inspection, the FDA will not approve the marketing of the Company's product candidates. In complying with cGMP and foreign regulatory requirements, the Company and any of its potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that its products meet applicable specifications and other requirements.

PATENTS, TRADEMARKS, AND PROPRIETARY TECHNOLOGY

     The Company's success will depend on its ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain patents for its bioregulatory technology. The Company filed an initial usage patent application with the U.S. Patent and Trademark Office in April 2002 and prosecution of this patent application is ongoing. The Company has also filed for foreign protection of this patent in Canada, Japan and the European Union. Additional patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

     Laboratory work has begun to characterize derivatives and develop synthetic analogs to PRTX-100, for which the Company will pursue additional patents as appropriate.

EMPLOYEES

     As of August 26, 2005, the Company currently had eight full-time employees. None of the Company's employees are represented by an organized labor union. The Company believes its relationship with its employees is very good and it has never experienced an employee-related work stoppage. The Company will need to hire and retain highly qualified experienced technical, management and sales personnel in order to execute its business plan, carry out product development and secure advantages over its competitors.

RISKS RELATED TO THE COMPANY'S BUSINESS

THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY OTHER CAUTIONARY LANGUAGE APPEARING IN THIS REPORT, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS DESCRIBED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. The occurrence of the events described in these risk factors and elsewhere in this 10KSB could have an adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY HAS A HISTORY OF SIGNIFICANT LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

The Company is focused on product development and has not generated any revenues to date. The Company has incurred operating losses each year of its operations and the Company expects to continue to incur operating losses for the next several years. The Company may never become profitable. The process of developing its products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of its targeted RA and Pemphigus products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. The Company expects its research and development and general and administrative expenses will increase over the next several years and, as a result, the Company expects its losses will increase. As of May 31, 2005, the Company's cumulative net loss was $12,307,203. The Company's net loss was $5,567,729 and $2,989,364 and for the fiscal years ended May 31, 2005 and May 31, 2004, respectively. The Company's continued operational loss may lower the value of its common stock and may jeopardize its ability to continue operations.

IF THE COMPANY FAILS TO OBTAIN REGULATORY APPROVALS FOR PRTX-100 OR ANY OTHER DRUG IT DEVELOPS, THE COMPANY WILL NOT BE ABLE TO GENERATE REVENUES FROM THE COMMERCIALIZATION OR SALE OF THOSE DRUGS.

     The Company must receive regulatory approval of each of its drugs before it can commercialize or sell that product. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product the Company develops, as well as the distribution and marketing of these products, are regulated by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay the Company's receipt of revenues, if any, from PRTX-100 or any other drug it develops. The Company cannot assure investors that its clinical trials will demonstrate the safety and efficacy of PRTX-100 or any other drug it develops or will result in a marketable product.

     No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The Company therefore cannot assure investors that the results from its pre-clinical trials for PRTX-100 or any other drug it develops will be predictive of results obtained in future clinical trials. Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. The Company cannot assure investors that its trials will establish the safety and efficacy of PRTX-100 or any other drug the Company develops sufficiently for it to obtain regulatory approval.

IF THE COMPANY IS UNABLE TO ENROLL ENOUGH PATIENTS TO COMPLETE ITS CLINICAL TRIALS, REGULATORY AGENCIES MAY DELAY THEIR REVIEW OF OR REJECT ITS APPLICATIONS, WHICH MAY RESULT IN INCREASED COSTS AND HARM ITS ABILITY TO DEVELOP PRODUCTS.

     Regulatory agencies may delay reviewing the Company's applications for approval, or may reject them, based on the Company's inability to enroll enough patients to complete its clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on its ability to develop products. The Company may also encounter delays or rejections based on changes in regulatory agency policies during the period in which it develops a drug or the period required for review of any application for regulatory agency approval of a particular compound. The Company also may encounter delays if it is unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for its planned clinical trials. In addition, the Company may rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

THE COMPANY'S PRODUCTS, IF APPROVED, MAY FAIL TO ACHIEVE MARKET ACCEPTANCE.

     There can be no assurance that any products the Company successfully develops, if approved for marketing, will achieve market acceptance or generate significant revenues. The Company intends for its products, including PRTX-100, to replace or alter existing therapies or procedures, and hospitals, physicians or patients may conclude that these products are less safe or effective or otherwise less attractive than existing therapies or procedures. If the Company's products do not receive market acceptance for any reason, it would adversely affect the Company's business, financial condition and results of operations.

     Further, the Company's competitors may develop new technologies or products that are more effective or less costly, or that seem more cost-effective, than its products. The Company can give no assurance that hospitals, physicians, patients or the medical community in general will accept and use any products that it may develop.

IF THE COMPANY CANNOT RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, THE COMPANY WILL BE UNABLE TO COMPLETE PLANNED CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS OR COMMERCIALIZE ITS PRODUCT CANDIDATES.

     The Company will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring its products to market and to establish commercial manufacturing, marketing and sales capabilities. The Company's future capital requirements will depend on many factors, including:

     - the progress of pre-clinical development and laboratory testing and clinical trials;

     -    time and costs involved in obtaining regulatory approvals;

     -    the number of products the Company pursues;

     - costs in filing and prosecuting patent applications and enforcing or defending patent claims; and

     - the establishment of selected strategic alliances and activities required for product commercialization.

     In order to raise additional capital, the Company would seek funding through private or public sales of its securities. This funding may significantly dilute existing stockholders and, if the Company was able to obtain this funding from one or more strategic partners, they may limit the Company's rights to its own technology. No assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all.

IF THE COMPANY IS UNABLE TO PROTECT ITS PROPRIETARY RIGHTS, THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR TO OPERATE PROFITABLY.

     The Company's commercial success depends, in large part, on its ability to obtain and maintain intellectual property protection for its technology covering its product candidates. The Company's ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our industry are still evolving. The Company will be able to protect its proprietary rights from unauthorized use by third-parties only to the extent that its proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

     The Company has tried to protect its proprietary position by filing a U.S. patent application related to PRTX-100. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that the Company owns may not provide any protection against competitors. The Company's pending patent application or those the Company may file in the future may not result in patents being issued. If issued, they may not provide the Company with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that the Company has developed.

     The Company also relies on trade secrets, know-how and technology, which are not protected by patents, to maintain its competitive position. The Company protects this information by entering into confidentiality agreements with parties that have access to it, such as its corporate partners, employees and consultants. Any of these parties may breach the agreements and disclose the Company's confidential information, or the Company's competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent was to be disclosed to or independently developed by a competitor, the Company's business and financial condition could be harmed.

IF OTHER COMPANIES CLAIM THAT THE COMPANY INFRINGED THEIR PROPRIETARY TECHNOLOGY, THE COMPANY MAY INCUR LIABILITY FOR DAMAGES OR BE FORCED TO STOP ITS DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

     Competitors and other third-parties may initiate patent litigation against the Company in the United States or in foreign countries based on existing patents or patents that may be granted in the future. These lawsuits can be expensive and would consume time and other resources even if unsuccessful or brought without merit. The Company's competitors may have sought or may seek patents that cover aspects of its technology.

     The Company is aware that a third-party has a pending patent application for technologies generally related to its own, and more patents for similar technologies may be filed in the future. These patent applications may remain confidential after filing. Due to these factors and the inherent uncertainty in the results from patent searches the Company conducts to determine whether its products may infringe third-parties' patents, the Company may unknowingly violate third-party patent rights.

     The owners or licensees of these and other patents may file one or more infringement actions against the Company. Any such infringement action could cause the Company to incur substantial costs defending the lawsuit and could distract its management from its business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. Furthermore, a party making this type of claim could secure a judgment that requires the Company to pay substantial damages. A judgment could also include an injunction or other court order that could prevent the Company from making, using, selling, offering for sale or importing the Company's products or prevent the Company's customers from using its products. If a court determines, or if the Company independently discovers, that any of its products or manufacturing processes violates third-party proprietary rights, the Company might not be able to reengineer the product or processes to avoid those rights, or obtain a license under those rights on commercially reasonable terms, if at all.

THE COMPANY MAY BECOME INVOLVED IN LAWSUITS TO PROTECT OR ENFORCE ITS PATENTS THAT WOULD BE EXPENSIVE AND TIME CONSUMING.

     In order to protect or enforce its patent rights, the Company may initiate patent litigation against third-parties. In addition, the Company may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put the Company's patent application at risk of not issuing.

     Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of the Company's confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could negatively affect the Company's business and financial results.

IF THIRD-PARTY MANUFACTURERS OF THE COMPANY'S PRODUCTS FAIL TO DEVOTE SUFFICIENT TIME AND RESOURCES TO THE COMPANY'S CONCERNS, OR IF THEIR PERFORMANCE IS SUBSTANDARD, THE COMPANY'S CLINICAL TRIALS AND PRODUCT INTRODUCTIONS MAY BE DELAYED AND THE COMPANY'S COSTS MAY RISE.

     The Company has relied on, and intends to rely in the future, in part, on third-party contract manufacturers to supply, store and distribute PRTX-100 and other potential products. Any products the Company develops may be in competition with other product candidates and products for access to these facilities. Thus, the Company may not be successful in contracting with third-party manufacturers, or they may not be able to manufacture these candidates and products in a cost-effective or timely manner. Additionally, the Company's reliance on third-party manufacturers exposes the Company to the following risks, any of which could delay or prevent the completion of (x) clinical trials, (y) the approval of products by the FDA or (z) the commercialization of products, resulting in higher costs or depriving the Company of potential product revenues:

          - Contract manufacturers are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. Their failure to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for the Company's products. Additionally, failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt the Company's business.

          - It may be difficult or impossible for the Company to find replacement manufacturers quickly on acceptable terms, or at all. For example, the Company has initially relied on a single contract manufacturer, Eurogentec S.A., to produce PRTX-100. Changing this manufacturer, or changing the manufacturer for any other products the Company develops, may be difficult. The number of potential manufacturers is limited, and changing manufacturers may require confirmation of the analytical methods of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such confirmation of the analytical methods may be costly and time-consuming.

          - The Company's contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute its products successfully.

     Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency, and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While the Company is obligated to audit the performance of third-party contractors, the Company does not have control over its third party manufacturers' compliance with these regulations and standards. Failure by the Company's third-party manufacturers or the Company to comply with applicable regulations could result in sanctions being imposed on the Company, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect the Company's business.

     Eurogentec S.A. has produced and is storing sufficient inventory of PRTX-100 to conduct our Phase I and Phase II clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot produce additional inventory to complete the remaining phases of clinical trials, the clinical development of the Company's product candidate or its submission for regulatory approval could be delayed, and the Company's ability to commercialize this product could be impaired or precluded.

THE COMPANY MAY NOT BE ABLE TO MANUFACTURE ITS PRODUCTS IN COMMERCIAL QUANTITIES, WHICH WOULD PREVENT THE COMPANY FROM MARKETING ITS PRODUCTS.

     To date, PRTX-100 has been manufactured in enough quantities to conduct our Phase I and Phase II clinical trials. If this product were approved by the FDA for commercial sale, the Company would need to manufacture it in larger quantities. The Company has no manufacturing facilities at this time, and the Company has no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing equipment. Thus, the Company would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow the Company to commercialize it. If the Company were unable to increase the manufacturing capacity for PRTX-100, or any other product it may develop, the Company may experience delays in or shortages in supply when launching them commercially.

THE COMPANY HAS NO EXPERIENCE SELLING, MARKETING OR DISTRIBUTING ITS PRODUCTS AND NO INTERNAL CAPABILITY TO DO SO.

     If the Company receives regulatory approval to commence commercial sales of PRTX-100, the Company will face competition with respect to commercial sales, marketing and distribution. These are areas in which the Company has limited experience. To market its product directly, the Company must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist the Company. There can be no assurance that the Company will successfully establish sales and distribution capabilities either on its own or in collaboration with third-parties or gain market acceptance for its product. To the extent the Company enters co-promotion or other licensing arrangements, any revenues the Company receives will depend on the efforts of third-parties. Those efforts may not succeed.

COMPETITION IN THE PHARMACEUTICAL INDUSTRY IS INTENSE; IF THE COMPANY FAILS TO COMPETE EFFECTIVELY ITS FINANCIAL RESULTS WILL SUFFER.

     The Company engages in a business characterized by extensive research efforts, rapid developments and intense competition. The Company cannot assure investors that its products will compete successfully or that research and development by others will not render its products obsolete or uneconomical. The Company's failure to compete effectively would negatively affect its business, financial condition and results of operations. The Company expects that successful competition will depend, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. Specifically, other factors the Company expects will impact its ability to compete include the relative speed with which the Company can develop products, complete the clinical, development and laboratory testing and regulatory approval processes and supply commercial quantities of the product to the market.

     The Company expects competition to increase as technological advances are made and commercial applications broaden. In commercializing PRTX-100 and any additional products the Company develops using its technology; the Company will face substantial competition from large pharmaceutical, biotechnology and other companies, universities and research institutions.

     Most of the Company's competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals. As well, some of the Company's competitors have advantages over the Company in manufacturing and marketing pharmaceutical products. The Company is thus at a competitive disadvantage to those competitors who have greater capital resources and the Company may not be able to compete effectively.

IF THE COMPANY IS UNABLE TO RETAIN KEY PERSONNEL AND HIRE ADDITIONAL QUALIFIED SCIENTIFIC, SALES AND MARKETING, AND OTHER PERSONNEL, THE COMPANY MAY NOT BE ABLE TO ACHIEVE ITS GOALS.

     The Company depends on the principal members of its scientific and management staff, including Steven H. Kane, President and Chief Executive Officer, Dr. Victor S. Sloan, Senior Vice President and Chief Medical Officer, Dr. Hector Alila, Senior Vice President of Drug Development, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary. The loss of any of these individuals' services might significantly delay or prevent the achievement of research, development or business objectives and could negatively affect the Company's business, financial condition and results of operations. The Company does not maintain key person life insurance on any of these individuals.

     Mr. Kane, who joined the Company in December 2002, Dr. Alila, who joined the Company in March 2004, Mr. Rose, who joined the Company in November 2004 and Dr. Sloan, who joined the company in August 2005, are key additions to the management team and will be critical to directing and managing the Company's growth and development in the future.

     The Company's success depends, in large part, on its ability to attract and retain qualified scientific and management personnel such as these individuals. The Company faces intense competition for such personnel and consultants. The Company cannot assure investors that it will attract and retain qualified management and scientific personnel in the future.

     Further, the Company expects that its potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and marketing, will place additional requirements on its management, operational and financial resources. The Company expects these demands will require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could reduce prospects for success.

RISKS RELATING TO OUR INDUSTRY

EVEN IF THE COMPANY OBTAINS MARKETING APPROVAL, PRTX-100 WILL BE SUBJECT TO ONGOING REGULATORY REVIEW.

     If regulatory approval of PRTX-100 is granted, that approval may be subject to limitations on the indicated uses for which it may be marketed or contain requirements for costly post-marketing follow-up studies. As to products for which marketing approval is obtained, the manufacturer of the product and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. The Company may be slow to adapt, or it may never adapt, to changes in existing requirements or adoption of new requirements or policies.

     If the Company fails to comply with applicable regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

MARKET ACCEPTANCE OF PRTX-100 WILL BE LIMITED IF USERS ARE UNABLE TO OBTAIN ADEQUATE REIMBURSEMENT FROM THIRD-PARTY PAYORS.

     Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like PRTX-100, and the Company's commercial success will depend in part on these third-party payors agreeing to reimburse patients for the costs of its product. Even if the Company succeeds in bringing its proposed products to market, the Company cannot assure investors that third-party payors will consider it cost-effective or provide reimbursement in whole or in part for its use.

     Significant uncertainty exists as to the reimbursement status of newly approved health care products. PRTX-100 is intended to replace or alter existing therapies or procedures. These third-party payors may conclude that Protalex's product is less safe, effective or cost-effective than existing therapies or procedures. Therefore, third-party payors may not approve the Company's product for reimbursement.

     If third-party payors do not approve the Company's product for reimbursement or fail to reimburse them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payors make reimbursement available, these payors' reimbursement policies may adversely affect the Company's ability to sell its product on a profitable basis.

     Moreover, the trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for the Company's product, which could adversely affect its business, financial condition and results of operations.

     In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to the Company before or after the FDA or other regulatory agencies approve PRTX-100 for marketing. While the Company cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals they could negatively affect the Company's business, financial condition and results of operations.

THE COMPANY MAY BE REQUIRED TO DEFEND LAWSUITS OR PAY DAMAGES IN CONNECTION WITH THE ALLEGED OR ACTUAL HARM CAUSED BY ITS PRODUCTS.

     The Company faces an inherent business risk of exposure to product liability claims in the event that the use of any of its products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against the Company are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert the Company's management attention from other business concerns, or adversely affect the Company's reputation and the demand for its product. The Company currently maintains a $1,000,000 general liability insurance policy, but does not currently maintain product liability insurance because the Company is not currently conducting trials involving humans. The Company intends to expand its product liability insurance coverage to any products for which the Company obtains marketing approval, however, such insurance may be unavailable, prohibitively expensive or may not fully cover the Company's potential liabilities. If the Company is unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, the Company may be unable to continue to market its products and develop new markets.

RAPID TECHNOLOGICAL CHANGE COULD MAKE OUR PRODUCTS OBSOLETE.

     Pharmaceutical technologies have undergone rapid and significant change. The Company expects that pharmaceutical technologies will continue to develop rapidly. The Company's future will depend in large part on its ability to maintain a competitive position with respect to these technologies. Any compound, product or process the Company develops may become obsolete before the Company can recover any expenses incurred in connection with their development. Rapid technological change could make the Company's products obsolete, which could negatively affect the Company's business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

THE COMPANY'S COMMON STOCK HAS EXPERIENCED IN THE PAST, AND MAY EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING THE COMPANY'S COMMON STOCK.

     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of the Company's common stock include:

          - announcements of the introduction of new products by the Company or its competitors;

          - market conditions in the pharmaceutical and biotechnology sectors;

          -    rumors relating to the Company or its competitors;

          - litigation or public concern about the safety of the Company's potential products;

          -    the Company's quarterly operating results;

          - deviations in the Company's operating results from the estimates of securities analysts; and

          -    FDA or international regulatory actions.

     Because of the limited trading market for the Company's common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they desire to do so. In the fiscal year ended May 31, 2005, the Company's stock price ranged from a high of $2.95 to a low of $1.95 per share. The inability to sell shares in a rapidly declining market may substantially increase investors' risk of loss as a result of such illiquidity and because the price for the Company's common stock may suffer greater declines due to its price volatility.

THE COMPANY MAY BE THE SUBJECT OF SECURITIES CLASS ACTION LITIGATION DUE TO FUTURE STOCK PRICE VOLATILITY.

     In the past, when the market price of a stock has been volatile, holders of that stock have periodically instituted securities class action litigation against the company that issued the stock. If any of the Company's stockholders brought a lawsuit against the Company, the Company could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of its management.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS, OR THE PERCEPTION THAT FUTURE SALES MAY OCCUR, MAY CAUSE OUR STOCK PRICE TO FALL.

     The Company has recently registered for resale by selling stockholders up to 2,593,788 shares of its common stock. These shares represent approximately 11% of its total outstanding common stock assuming full exercise of the warrants issued in May 2005 that are held by the selling stockholders. In February 2005, the Company also registered for resale by selling stockholders up to 10,610,049 shares of its common stock, of which 7,445,654 shares are currently outstanding and 3,164,395 shares are issuable upon exercise of warrants granted to these selling stockholders. These shares represent approximately 39% of its total outstanding common stock assuming full exercise of the warrants that are held by the selling stockholders. The market price of the Company's common stock could decline as a result of sales by the Company's existing stockholders of shares of common stock in the market after this offering or the perception that these sales could occur. These sales might also make it more difficult for the Company to sell equity securities at a time and price that the Company deems appropriate and thus inhibit the Company's ability to raise additional capital when it is needed.

THE COMPANY HAS NEVER PAID DIVIDENDS ON ITS CAPITAL STOCK, AND THE COMPANY DOES NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

     The Company has paid no cash dividends on its capital stock to date and the Company currently intends to retain its future earnings, if any, to fund the development and growth of the business. In addition, the terms of any future debt or credit facility may preclude the Company from paying these dividends. As a result, capital appreciation, if any, of the Company's common stock will be your sole source of gain for the foreseeable future.

THE COMPANY'S COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

     The Company's common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers which sell the Company's common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell the Company's common stock and purchasers of the Company's common stock to sell their shares of such common stock. Additionally, the Company's common stock is subject to the SEC regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of the Company's common stock.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company rents 3,795 square feet of office space at 145 Union Square Drive, New Hope, Pennsylvania 18938. The Company leases this property pursuant to a three-year lease agreement, which ends February 2007, with options to extend for an additional one or two years.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings. The Company is not aware of threatened legal proceedings to which any person, officer, affiliate of Protalex or any owner of more than 5% of Protalex stock is an adverse party to or has a material interest adverse to Protalex.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2005.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "PRTX".

     The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the common stock of Protalex for the last two fiscal years. The Company's fiscal year-end is May 31st. The quotations are taken from Internet quotation sources. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Average daily volume was 4,849 shares traded and the annual average closing price was $2.52 for the year ended May 31, 2005.

                   HIGH    LOW
                   ----   ----
FISCAL YEAR 2004
First Quarter      3.50   1.50
Second Quarter     5.70   2.10
Third Quarter      2.90   2.11
Fourth Quarter     2.55   1.45
FISCAL YEAR 2005
First Quarter      2.95   2.15
Second Quarter     2.95   2.25
Third Quarter      2.95   1.95
Fourth Quarter     2.95   1.95

     At August 26, 2005 the Company had 19,433,221 shares of common stock outstanding, which were held by approximately 429 holders of record. The transfer agent for the Company's common stock is Wachovia Bank N.A, Charlotte, NC.

     Dividend Policy - No dividends have been declared or paid to date on any capital stock of the Company. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On July 22, 2004, the Company issued options to purchase up to 15,000 shares of restricted common stock of the Company to Christopher J. Herrem, an employee of the Company, at an exercise price of $2.60 a share, in exchange for his services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on July 22, 2014.

     On October 26, 2004, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Lisa G. Grimm, an employee of the Company, at an exercise price of $2.70 a share, in exchange for her services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on October 26, 2014.

     On October 26, 2004, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Rebecca L. Sansky, an employee of the Company, at an exercise price of $2.70 a share, in exchange for her services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. Ms. Sansky's employment with the Company terminated on July 22, 2005; therefore these options will expire on October 20, 2005.

     On October 26, 2004, the Company issued options to purchase up to 10,000 shares of restricted common stock of the Company to Samia Siddiqui, an employee of the Company, at an exercise price of $2.70 a share, in exchange for her services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on October 26, 2014.

     On October 26, 2004, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to Carleton A. Holstrom, a director of the Company, at an exercise price of $2.30 a share, in exchange for his services as a director. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on October 26, 2014.

     On January 13, 2005, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to Marc L. Rose, as part of his agreement for employment, at an exercise price of $2.55 a share. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued 15,000 shares of restricted common stock to Marc L. Rose, as part of his agreement for employment.

     On January 13, 2005, the Company issued options to purchase up to 2,500 shares of restricted common stock of the Company to Christopher J. Herrem, an employee of the Company, at an exercise price of $2.55 a share, in exchange for his services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 1,000 shares of restricted common stock of the Company to Rebecca L. Sansky, an employee of the Company, at an exercise price of $2.55 a share, in exchange for her services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. Ms. Sansky's employment with the Company terminated on July 22, 2005; therefore these options will expire on October 20, 2005.

     On January 13, 2005, the Company issued options to purchase up to 1,500 shares of restricted common stock of the Company to Lisa G. Grimm, an employee of the Company, at an exercise price of $2.55 a share, in exchange for her services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 50,000 shares of restricted common stock of the Company to Hector W. Alila, an employee of the Company, at an exercise price of $2.55 a share, in exchange for his services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 25,000 shares of restricted common stock of the Company to Joe Dervan, an employee of the Company, at an exercise price of $2.55 a share, in exchange for his services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 150,000 shares of restricted common stock of the Company to Steven H. Kane, an employee of the Company, at an exercise price of $2.55 a share, in exchange for his services as an employee of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 25,000 shares of restricted common stock of the Company to Steven H. Kane, a director of the Company, at an exercise price of $2.55 a share, in exchange for his services as a director of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 25,000 shares of restricted common stock of the Company to Frank M. Dougherty, a director of the Company, at an exercise price of $2.55 a share, in exchange for his services as a director of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 25,000 shares of restricted common stock of the Company to G. Kirk Raab, a director of the Company, at an exercise price of $2.55 a share, in exchange for his services as a director of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 25,000 shares of restricted common stock of the Company to Thomas P. Stagnaro, a director of the Company, at an exercise price of $2.55 a share, in exchange for his services as a director of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on January 13, 2015.

     On January 13, 2005, the Company issued options to purchase up to 25,000 shares of restricted common stock of the Company to John E. Doherty, a director of the Company, at an exercise price of $2.55 a share, in exchange for his services as a director of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on January 13, 2015.

     On February 15, 2005, the Company issued options to purchase up to 100,000 shares of restricted common stock of the Company to Eugene A. Bauer, M.D, a director of the Company, at an exercise price of $2.80 a share, in exchange for his services as a director of the Company. The options were issued pursuant to the 2003 Stock Option Plan and vested immediately. The options will expire on February 15, 2015.

     On April 13, 2005, the Company issued options to purchase up to 50,000 shares of restricted common stock of the Company to Barry M. Sherman, a consultant, at an exercise price of $2.60 a share, in exchange for his services as a consultant to the Company. The options were issued pursuant to the 2003 Stock Option Plan and vest over a forty eight month period. The options will expire on February 15, 2015.

ITEM 6 - PROTALEX INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

PLAN OF OPERATION

     Favorable pre-clinical safety and efficacy studies for the Company's lead compound, PRTX-100, laid the foundation for the Investigational New Drug, or IND, Application for treating RA. The Company submitted the IND application to the FDA on March 4, 2005 and on March 31, 2005, the FDA verbally disclosed to the Company that is has placed the Company's IND on clinical hold, pending additional product characterization. Since that time, significant resources have been allocated into the product characterization process and on August 10, 2005, the Company formally replied to the FDA. The Company also expects that other clinical trial-related activities will occur during the next 12 months, including arranging for packaging and testing, designing clinical trial protocols and completing additional toxicology studies utilizing its manufactured drug. Additionally, the Company intends to conduct research and pre-clinical activities with PRTX-100 and other compounds in Pemphigus and other autoimmune indications.

     In the area of intellectual property and derivative drug development, the Company's patent application was filed in April 2002, and additional patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

     Staffing plans for fiscal 2006 include hiring a Clinical Project Manager, and additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in the Company's business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel. On July 26, 2005, the company announced the hiring of Victor S. Sloan, M.D., as Senior Vice President and Chief Medical Officer.

     In the third fiscal quarter of 2005, the Company completed the redesign and remodeling of its current facility in New Hope, PA. Further expansion of laboratory space is anticipated with further growth of the Company.

     Research and Development Expenses - Research and development expenses increased from $1,339,190 in 2004 to $3,519,910 in 2005. The increase of $2,180,720 or 163% was due to increased activity related to outside contract laboratories for pre-clinical trials, IND related consulting, product manufacturing and product qualification related costs, along with hiring Dr. Hector W. Alila, Senior Vice President of Drug Development in March 2004 and increased laboratory personnel in fiscal 2005.

     Administrative Expenses - Administrative expenses increased from $1,393,347 in 2004 to $1,457,694 in 2005. The increase of $64,347 or 5% was due to primarily to personnel salary and wage increases, stock based compensation, which is used to attract and reward qualified employees, consultants and board members and costs associated with hiring new employees, along with the expansion and upgrade of the clinical consultant team associated with the Company.

     Professional Fees - Professional fees increased from $288,077 in 2004 to $714,665 in 2005. The increase of $426,588 or 148% was due to increased activity in the areas of legal, audit, tax, employee recruitment, investment banking fees, investor relations and the Scientific Advisory Board. The increase in professional fees stems from the ramp up of business activity, as well as legal and audit fees incurred in connection with the filing of the Company's Post-Effective Amendment to Registration Statement on Form SB-2 related to its September 2003 offering. The Company expects that these fees will continue to increase in the current fiscal year as its business activities increase.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1999, the Company has incurred significant losses, and the Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company's primary source of cash to meet short-term and long-term liquidity needs is the sale of shares of its common stock. The Company issues shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-tradable shares on the open market).

     On September 19, 2003, the Company raised $12,657,599 through the sale of 7,445,654 shares of its common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of its common stock, at an exercise price of $2.40 per share. The warrants expire on September 19, 2008. Net of transaction costs of $1,301,536, the Company's proceeds were $11,356,063.

     Additionally, on May 25, 2005, the Company raised $5,057,885 through the sale of 2,593,788 shares of its common stock at $1.95 per share, with warrants to purchase an additional 920,121 shares of its common stock, at an exercise price of $2.25 per share. The warrants expire on May 25, 2010. As part of this transaction, the exercise price for the warrants from the September 2003 transaction were lowered from $2.40 per share to $2.25 per share. Net of transaction costs of $206,691, the Company's proceeds were $4,851,194.

     As of May 31, 2005, the Company's net working capital was $8,465,622 and its total cash and cash equivalents were $9,453,367. The Company has no planned material capital expenditures, significant payments due on long-term obligations, and other demands or commitments to be incurred beyond the next 12 months. However, if the Company succeeds in obtaining approval of its IND application in the first half of fiscal 2006, then the Company anticipates that it will need to raise additional capital before the end of calendar year 2006 to fund the ongoing FDA approval process for PRTX-100 in Pemphigus, RA and, potentially, other autoimmune diseases. No assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. Were the Company unable to obtain approval of its IND application or otherwise advance in the FDA approval process, the Company's ability to sustain its operations would be significantly jeopardized.

OFF BALANCE SHEET ARRANGEMENTS

     We have entered into the following off-balance sheet arrangements:

     - Employee Agreements-Officers. To attract and retain qualified management personnel, the Company has entered into employment agreements with three executive officers: Steven H. Kane, President and Chief Executive Officer, Hector W. Alila, Senior Vice President of Drug Development, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary.

     - Directors Agreements. To attract and retain qualified candidates to serve on the Board of Directors, the Company has entered into agreements with G. Kirk Raab, Chairman of the Board of Protalex, Carleton A. Holstrom, Chairman of the Audit Committee, and Eugene A. Bauer, under which Messrs. Raab, Holstrom and Bauer receive annual payments aggregating $150,000, $20,000 and $20,000, respectively, as directors' fees.

     - Operating Lease - Office Space. The Company has entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and will expire on February 28, 2007.

     - Operating Lease - Copier. The Company has entered into a sixty-three month operating lease with Ricoh Customer Finance Corporation for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

     - Capital Lease - Lab Equipment. The Company has entered into a thirty-six month capital lease with Waters Corporation for an HPLC protein separator. The lease commenced on April 13, 2003 and will expire May 1, 2006.

                                                          PAYMENTS DUE BY PERIOD
                                 ------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS         TOTAL     LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS   MORE THAN 5 YEARS
------------------------------   ---------   ----------------   ---------   ---------   -----------------
Employment Agreements-Officers     792,479         792,479             0          0              0
Directors Agreements               190,000         190,000             0          0              0
Operating Lease - Office Space     177,942          63,550       114,392          0              0
Operating Lease - Copier            14,440           1,743         8,964      3,484            249
Capital Lease - Lab Equipment       20,046          20,046             0          0              0
                                 ---------       ---------       -------      -----            ---
   Total                         1,194,907       1,067,818       123,356      3,484            249
                                 =========       =========       =======      =====            ===

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note B to the financial statements describes the significant accounting policies and methods used in the preparation of the Company's financial statements.

     The Company has identified the policies below as some the more critical to its business and the understanding of the Company's financial position and results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of the Company's financial statements. Although the Company believes its judgments and estimates are appropriate and correct, actual future results may differ from its estimates. If different assumptions or conditions were to prevail, the results could be materially different from its reported results. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout this report where such policies affect the Company's reported and expected financial results.

USE OF ESTIMATES

     The preparation of the Company's financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on the Company's financial statements and are discussed in detail throughout this report.

     As part of the process of preparing the Company's financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, the Company must establish a valuation allowance. In the event that the Company determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

     Significant management judgment is required in determining the valuation allowance recorded against its net deferred tax assets, which consists of net operating loss carry-forwards. The Company has recorded a full valuation allowance of $4,923,000 as of May 31, 2005, due to uncertainties related to the Company's ability to utilize its deferred tax assets before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable, if at all.

ITEM 7 - FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Protalex, Inc.

     We have audited the accompanying balance sheets of Protalex, Inc. (a Delaware Corporation in the development stage) as of May 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the cumulative period from inception through May 31, 2005, as it relates to the fiscal years ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from inception through May 31, 2005, as it relates to the fiscal years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
July 29, 2005

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                     May 31,

                                                           2005           2004
                                                       ------------   -----------
                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $  9,453,367   $ 9,292,783
   Prepaid expenses and employee advances                     9,281        22,041
                                                       ------------   -----------
         Total current assets                             9,462,648     9,314,824
                                                       ------------   -----------

PROPERTY & EQUIPMENT:
   Lab equipment                                            313,613       260,425
   Office and computer equipment                            157,787       153,266
   Furniture & fixtures                                      25,556        25,556
   Leasehold improvements                                    27,060         5,540
                                                       ------------   -----------
                                                            524,016       444,787
      Less accumulated depreciation and amortization       (400,387)     (342,723)
                                                       ------------   -----------
                                                            123,629       102,064
                                                       ------------   -----------
OTHER ASSETS:
   Deposits                                                   7,590         7,590
   Intellectual technology property, net of
      accumulated amortization of $5,673 in 2005 and
      $4,653 in 2004                                         14,627        15,647
                                                       ------------   -----------
         Total other assets                                  22,217        23,237
                                                       ------------   -----------
                                                       $  9,608,494   $ 9,440,125
                                                       ============   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of capital lease obligation      $     20,046   $    20,487
   Accounts payable                                         866,628       377,100
   Payroll and related liabilities                           28,835        24,560
   Accrued expenses                                          81,517            --
                                                       ------------   -----------
         Total current liabilities                          997,026       422,147
   Capital lease obligation, less current portion                --        20,046
   Other                                                      4,655         1,544
                                                       ------------   -----------
         Total liabilities                                1,001,681       443,737
                                                       ------------   -----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $0.00001,
      40,000,000 shares authorized, 19,393,221 and
      16,784,433 shares issued and outstanding as
      of May 31, 2005 and 2004, respectively                    194    14,683,854
   Additional paid in capital                            20,913,822     1,052,008
   Deficit accumulated during
      the development stage                             (12,307,203)   (6,739,474)
                                                       ------------   -----------
         Total stockholders' equity                       8,606,813     8,996,388
                                                       ------------   -----------
                                                       $  9,608,494   $ 9,440,125
                                                       ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

               For the years ended May 31, 2005 and 2004, and From Inception (September 17, 1999) through May 31, 2005

                                                                          From Inception
                                             Year Ended     Year Ended        Through
                                            May 31, 2005   May 31, 2004    May 31, 2005
                                            ------------   ------------   --------------
REVENUES                                    $        --    $        --     $         --

OPERATING EXPENSES:
   Research and development                  (3,519,910)    (1,399,190)      (7,202,816)
   Administrative                            (1,457,694)    (1,393,347)      (3,814,440)
   Professional fees                           (714,665)      (288,077)      (1,279,958)
   Depreciation and amortization                 (5,111)        (5,486)        (146,106)
                                            -----------    -----------     ------------
      Operating Loss                         (5,697,380)    (3,026,100)     (12,443,320)

Other income (expense)
   Interest income                              132,181         44,618          216,466
   Interest expense                              (2,530)        (6,321)         (69,769)
   Loss on disposal of equipment                     --         (1,561)         (10,580)
                                            -----------    -----------     ------------
      Net Loss                              $(5,567,729)   $(2,989,364)    $(12,307,203)
                                            ===========    ===========     ============
Weighted average number of common
   shares outstanding                        16,832,643     15,384,933       12,737,901
                                            ===========    ===========     ============
Loss per common share - basic and diluted   $      (.33)   $      (.19)    $       (.97)
                                            ===========    ===========     ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            From Inception (September 17, 1999) through May 31, 2005

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                 COMMON STOCK        ADDITIONAL     COMMON       IN THE
                                           -----------------------     PAID IN      STOCK-    DEVELOPMENT
                                             SHARES       AMOUNT       CAPITAL      CONTRA       STAGE        TOTAL
                                           ----------   ----------   ----------   ---------   -----------   ---------
September 17, 1999 -- initial issuance
   of 10,000 shares for intellectual
   technology license at $.03 per share        10,000   $      300     $    --    $      --    $      --    $     300
September 30, 1999 -- cost of public
   shell acquisition over net assets
   acquired to be accounted for as a
   Recapitalization                                --           --          --     (250,000)          --     (250,000)
October 27, 1999 -- issuance of 84
   shares to individual for $25,000                84       25,000          --           --           --       25,000
November 15, 1999 -- reverse merger
   transaction with Enerdyne
   Corporation, net transaction amounts     8,972,463      118,547          --     (118,547)          --           --
November 18, 1999 -- February 7, 2000
   -- issuance of 459,444 shares to
   various investors at $0.36 per share       459,444      165,400          --           --           --      165,400
January 1, 2000 -- issuance of 100,000
   shares in exchange for legal services      100,000       15,000          --           --           --       15,000
May 1 - 27, 2000 -- issuance of
   640,000 shares to various investors
   at $1.00 per share                         640,000      640,000          --           --           --      640,000
May 27, 2000 -- issuance of 1,644
   shares to individual in exchange for
   interest Due                                 1,644        1,644          --           --           --        1,644
Net loss for the year ended May 31, 2000           --           --          --           --     (250,689)    (250,689)
                                           ----------   ----------     -------    ---------    ---------    ---------
Balance, May 31, 2000                      10,183,635      965,891          --     (368,547)    (250,689)     346,655
December 7, 2000 -- issuance of
   425,000 shares to various investors
   at $1.00 per share                         425,000      425,000          --           --           --      425,000
May 31, 2001 -- Forgiveness of debt
   owed to shareholder                             --           --      40,000           --           --       40,000
Net loss for the year ended May 31, 2001           --           --          --           --     (553,866)    (553,866)
                                           ----------   ----------     -------    ---------    ---------    ---------
Balance, May 31, 2001                      10,608,635    1,390,891      40,000     (368,547)    (804,555)     257,789

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                 COMMON STOCK        ADDITIONAL     COMMON       IN THE
                                           -----------------------     PAID IN      STOCK-    DEVELOPMENT
                                             SHARES       AMOUNT       CAPITAL      CONTRA       STAGE         TOTAL
                                           ----------   ----------   ----------   ---------   -----------   ----------
August 13, 2001 -- Contribution by
   Shareholders                                    --           --     143,569         --             --       143,569
November 7, 2001 -- issuance of
   881,600 Shares at $1.25 per share          881,600    1,102,000          --         --             --     1,102,000
November 26, 2001 -- options issued to
  board member                                     --           --     133,000         --             --       133,000
Net loss for the year ended May 31, 2002           --           --          --         --     (1,280,465)   (1,280,465)
                                           ----------   ----------     -------    --------    ----------    ----------
Balance, May 31, 2002                      11,490,235    2,492,891     316,569    (368,547)   (2,085,020)      355,893
July 5, 2002 -- issuance of 842,000
   shares at $1.50 per share                  842,000    1,263,000          --          --            --     1,263,000
July 1, 2002 - May 1, 2003 - purchase
   of common stock from shareholder at
   $.70 per share                            (130,955)     (91,667)         --          --            --       (91,667)
January 15, 2003 - May 15, 2003 --
   common stock issued to Company
   president                                   41,670       82,841          --          --            --        82,841
May 14, 2003 -- common stock issued to
   employee                                     5,000       11,250          --          --            --        11,250
June 1, 2002 - May 31, 2003 -- options
   issued to board members and employees           --           --     287,343          --            --       287,343
Net loss for the year ended May 31, 2003           --           --          --          --    (1,665,090)   (1,665,090)
                                           ----------   ----------     -------    --------    ----------    ----------
Balance, May 31, 2003                      12,247,950    3,758,315     603,912    (368,547)   (3,750,110)      243,570
June 15, 2003, common stock issued to
   Company president                            8,334       16,418          --          --            --        16,418
June 15, 2003, purchase of common
   stock from shareholder                     (12,093)      (8,333)         --          --            --        (8,333)
September 18, 2003 - issuance of
   7,445,646 of common stock issued in
   private placement At $1.70 per share,
   net of transaction costs                 7,445,646   11,356,063          --          --            --    11,356,063
September 19, 2003 - repurchase and
   retired 2,994,803 shares for $300,000   (2,994,803)    (300,000)         --          --            --      (300,000)
December 12, 2003 - issuance of
   39,399 shares to terminated employees
   at $2.60 per share                          39,399      102,438          --          --            --       102,438
March 1, 2004 - common stock issued
   to employee at $2.55 per share              50,000      127,500          --          --            --       127,500
May 31, 2004 - reclassify common
   stock contra to common stock                    --     (368,547)         --     368,547            --            --

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL   COMMON      IN THE
                                           -------------------------     PAID IN     STOCK-    DEVELOPMENT
                                             SHARES        AMOUNT        CAPITAL     CONTRA       STAGE         TOTAL
                                           ----------   ------------   -----------   ------   ------------   -----------
June 1 , 2003 - May 31, 2004 -
   options issued to board members,
   employees and consultants                       --             --       448,096     --               --       448,096
Net loss for the year ended May 31,
   2004                                            --             --            --     --       (2,989,364)   (2,989,364)
                                           ----------   ------------   -----------    ---     ------------   -----------
Balance, May 31, 2004                      16,784,433   $ 14,683,854   $ 1,052,008     --     $ (6,739,474)  $ 8,996,388
November 30, 2004 - adjust March 1,
   2004 common stock issued to employee                      (20,000)                                            (20,000)
January 13, 2005 - common stock
   issued to employee at $2.55 per share       15,000         38,250                                              38,250
February 28, 2005 - Reclass Par Value
   for Reincorporation into DE as of
   12/1/04                                               (14,701,935)   14,701,935                                     0
May 25, 2005 - issuance of 2,593,788
   of common stock issued in private
   placement At $1.95 per share, net of
   transaction costs                        2,593,788             25     4,851,168                             4,851,193
June 1 , 2004 - May 31, 2005 -
   options issued to board members,
   employees and consultants                                               308,711                               308,711
Net loss for the year ended May 31,
   2005                                            --             --            --     --       (5,567,729)   (5,567,729)
                                           ----------   ------------   -----------    ---     ------------   -----------
Balance, May 31, 2005                      19,393,221   $        194   $20,913,822     --     $(12,307,203)  $ 8,606,813
                                           ==========   ============   ===========    ===     ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

          For the years ended May 31, 2005 and 2004, and From Inception
                    (September 17, 1999) through May 31, 2005

                                                                                                        FROM INCEPTION
                                                                           YEAR ENDED     YEAR ENDED        THROUGH
                                                                          MAY 31, 2005   MAY 31, 2004    MAY 31, 2005
                                                                          ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(5,567,729)   $(2,989,364)    $(12,307,203)
   Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
      Loss on disposal of equipment                                                --          1,561           10,580
      Depreciation and amortization                                            58,684         64,631          428,581
      Non cash compensation expense                                           326,960        694,452        1,535,846
      Non cash expenses                                                            --             --           16,644
   (Increase)/Decrease in advances, prepaid expenses and deposits              12,760        (22,759)         (16,871)
   Increase in accounts payable and accrued expenses                          571,045        261,606          948,145
   Increase in payroll and related liabilities                                  4,275         15,744           28,835
   Increase in other liabilities                                                3,111          1,529            4,655
                                                                          -----------    -----------     ------------
         Net cash and cash equivalents used in operating activities        (4,590,894)    (1,972,600)      (9,350,788)
                                                                          -----------    -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of intellectual technology license - fee portion                    --             --          (20,000)
   Acquisition of property and equipment                                      (79,229)       (40,426)        (410,536)
   Excess of amounts paid for Public Shell over assets acquired to be
      accounted for as a recapitalization                                          --             --         (250,000)
   Proceeds from disposal of equipment                                             --             --            6,000
                                                                          -----------    -----------     ------------
         Net cash and cash equivalents used in investing activities           (79,229)       (40,426)        (674,536)
                                                                          -----------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock issuance                                             4,851,194     11,356,063       19,827,658
   Principal payment on capital leases and installment purchase payable       (20,487)       (21,973)        (275,365)
   Contribution by shareholders                                                    --             --          183,569
   Principal payment on note payable individual                                    --             --         (225,717)
   Issuance of note payable to individual                                          --             --          368,546
   Acquisition of common stock                                                     --       (308,333)        (400,000)
                                                                          -----------    -----------     ------------
         Net cash and cash equivalents provided by financing activities     4,830,707     11,025,757       19,478,691

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     160,584      9,012,731        9,453,367

Cash and cash equivalents, beginning                                        9,292,783        280,052               --
                                                                          -----------    -----------     ------------
Cash and cash equivalents, ending                                         $ 9,453,367    $ 9,292,783     $  9,453,367
                                                                          ===========    ===========     ============
Supplemental disclosures of cash flow information:

Interest paid                                                             $     2,128    $     6,336     $     66,156
                                                                          ===========    ===========     ============
Taxes paid                                                                $        50    $        --     $        100
                                                                          ===========    ===========     ============

   The accompanying notes are an integral part of these financial statements.

                                 Protalex, Inc.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

            From Inception (September 17, 1999) through May 31, 2005

NOTE A - DESCRIPTION OF OPERATIONS AND DEVELOPMENT STAGE STATUS

     The Company is a development stage enterprise incorporated on September 17, 1999 in Albuquerque, New Mexico and reincorporated in the State of Delaware in December 2004. The Company's headquarters are located in New Hope, Pennsylvania. The Company was formed to take all necessary steps to fully develop and bring to commercial realization certain bioregulatory technology for the treatment of human diseases. The Company has no operating revenue.

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

     On December 1, 2004, the Company reincorporated from New Mexico to Delaware. Additional information regarding the Company's reincorporation can be found in the Company's Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004. The impact to the Stockholders' Equity as of May 31, 2005 as a result of the reincorporation was to adjust Common Stock to its legal par value and is reflected in the accompanying Statement of Changes in Stockholders' Equity.

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

2. Loss per Common Share

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2005, the Company had a total of 7,570,971 potentially dilutive securities.

3. Stock Based Compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company accounts for options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options' vesting period (see Recent Accounting Pronouncements pertaining to SFAS No. 123-Revised). Options to non-employees are accounted for using the fair value method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.

     The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

                                                                                       FROM INCEPTION
                                                          YEAR ENDED     YEAR ENDED        THROUGH
                                                         MAY 31, 2005   MAY 31, 2004    MAY 31, 2005
                                                         ------------   ------------   --------------
Net loss, as reported                                    $(5,567,729)   $(2,989,364)    $(12,307,203)
Add: stock-based employee compensation expense
   included in reported net loss                             288,710        306,969          883,022
Deduct: stock-based employee compensation Expense
   determined under fair-value method for all awards      (1,384,715)    (1,087,701)      (3,289,649)
Pro forma net loss                                       $(6,663,734)   $(3,770,096)    $(14,713,830)
Loss per common share, as reported - basic and diluted   $      (.33)   $      (.19)    $       (.97)
Proforma loss per common share - basic and diluted       $      (.40)   $      (.25)    $      (1.16)

     The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                          FROM INCEPTION
                            YEAR ENDED      YEAR ENDED        THROUGH
                          MAY, 31, 2005   MAY, 31, 2005    MAY 31, 2005
                          -------------   -------------   --------------
Dividends per year                 0                0                0
Volatility percentage        102-107%         95%-102%         90%-131%
Risk free interest rate    2.57-3.52%%     2.07%-4.78%      2.07%-5.11%
Expected life (years)              4                4              3-5

4. Cash and Cash Equivalents

     For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

5. Property, Equipment, Intellectual Technology Property, Depreciation and Amortization

     Equipment is carried at cost. Depreciation and amortization has been provided by the Company in order to amortize the cost of property and equipment over their estimated useful lives, which are estimated to be over three to five years. The Company uses the straight-line method for all classes of assets for book purposes and accelerated methods for tax purposes. Depreciation and amortization expense is $57,664, $63,616, and $422,908 for the years ended May 31, 2005, 2004 and from inception through May 31, 2005, respectively. Depreciation included in research and development expense totaled $53,575, $59,145 and $282,475 for the years ended May 31, 2005 and 2004 and from inception to May 31, 2005, respectively.

     The Company's intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,015 and $5,673 for the years ended May 31, 2005, 2004 and from inception through May 31, 2005, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". Amortization expense for the intellectual property will be $1,020 for each of the next five years.

6. Income Taxes

     Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirement of current tax law and deferred taxes. Deferred taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company does not expect to have current income taxes payable or deferred tax asset balances for the foreseeable future.

7. Other Comprehensive Income

     From September 17, 1999 (inception) through May 31, 2005, the Company had no changes in equity which constitute components of other comprehensive income.

8. Research and Development

     Research and development costs are expensed as incurred and also include depreciation as reported above.

9. Fair Value of Financial Instruments

     The fair value of the Company's financial instruments, principally cash and debt, approximates their carrying value.

10. Recent Accounting Pronouncements

     In December 2004, the FASB revised SFAS No. 123. SFAS No. 123-Revised supersedes APB 25 and related interpretations, and will require all companies to estimate the fair value of all share-based awards granted and then amortize that estimated fair value to expense over the requisite service period. SFAS No. 123-Revised is effective for the Company for all annual periods beginning after June 15, 2005. The Company currently accounts for options issued to its employees under the recognition and measurement principles of APB 25 and related interpretations. The Company is required to adopt SFAS No. 123-Revised by the first quarter of fiscal year 2007. See Note B. 3, "Stock Based Compensation," for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123 for options issued to employees.

11. Reclassifications

     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

NOTE C - REVERSE MERGER

     On November 15, 1999, Enerdyne Corporation (Enerdyne or Public Shell) acquired all of the outstanding common stock of Protalex, Inc. (Protalex) in exchange for the issuance of additional shares of Enerdyne stock. The ratio of exchange was 822 shares of Enerdyne stock issued for each share of Protalex stock received. For accounting purposes, the acquisition has been treated as an acquisition of Enerdyne by Protalex and as a recapitalization of Protalex (Reverse Merger). The historical financial statement of operations presented herein include only those of the accounting acquirer and the retained earnings (deficit) of only the accounting acquirer carries over consistent with the requirements of reverse merger accounting. Concurrently with the share exchange, Enerdyne changed its name to Protalex, Inc.

The details of the reverse merger transaction are as follows:

                                                 ENERDYNE    TRANSACTION    BALANCE SHEET AT
ACCOUNT DESCRIPTION           PROTALEX, INC.   CORPORATION   ADJUSTMENTS   NOVEMBER 16, 1999
-------------------           --------------   -----------   -----------   -----------------
Cash                            $  23,531      $        --   $        --       $  23,531
Note receivable shareholder            --          118,547            --         118,547
License                            20,300               --            --          20,300
Investment in Enerdyne            368,547               --      (368,547)             --
Other current assets                8,212               --            --           8,212
Other current liabilities         (17,555)              --            --         (17,555)
Accounts payable Alex             (40,000)              --            --         (40,000)
Note payable                     (368,546)              --            --        (368,546)
Common stock                      (25,300)        (833,459)      714,912        (143,847)
Additional paid in capital             --       (1,105,014)    1,105,014              --
Treasury stock                         --          430,424      (430,424)             --
Accumulated deficit                30,811        1,389,502    (1,389,502)         30,811
Common stock - contra                  --               --       368,547         368,547
                                $      --      $        --   $        --       $      --

NOTE D - INCOME TAXES

     The provision for income taxes for the years ended May 31, 2005 and 2004 consist of the following. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes due to the increase in the Company's valuation allowance.

                                                  YEAR ENDED     YEAR ENDED
                                                 MAY 31, 2005   MAY 31, 2004
                                                 ------------   ------------
Statutory federal and state rates of 40%         $ 2,227,000    $ 1,196,000
Increase in valuation allowance                   (2,227,000)    (1,196,000)
                                                 -----------    -----------
Actual tax benefit                               $        --    $        --
                                                 ===========    ===========

     For the years ended May 31, 2005 and 2004, the components of income tax benefit (expense) consist of the following:

                                                  YEAR ENDED     YEAR ENDED
Current:                                         MAY 31, 2005   MAY 31, 2004
--------                                         ------------   ------------
Federal                                          $        --    $        --
State                                                     --             --
Deferred:
Federal                                            1,858,000        926,000
State                                                369,000        163,000
Valuation allowance                               (2,227,000)    (1,089,000)
Income tax benefit                               $        --    $        --
                                                 ===========    ===========

     The components of the net deferred tax asset as of May 31, 2005 and 2004 are as follows:

                                                  YEAR ENDED     YEAR ENDED
Assets:                                          MAY 31, 2005   MAY 31, 2004
-------                                          ------------   ------------
Net operating losses                             $ 3,818,000    $ 2,311,000
Vacation accrual                                      12,000          6,000
Stock based compensation                              613,00        411,000
General business credit                              506,000             --
                                                 -----------    -----------
Deferred tax assets                                4,949,000      2,728,000
Liability, Equipment                                 (26,000)       (32,000)
Gross deferred tax asset                           4,923,000      2,696,000
Less valuation allowance                          (4,923,000)    (2,696,000)
Deferred tax asset, net of valuation allowance   $        --    $        --
                                                 ===========    ===========

     The gross deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $10,000,000 as of May 31, 2005 expires beginning in 2014 through 2020. Internal

Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

NOTE E - RELATED PARTIES

     During the years ended May 31, 2005 and May 31, 2004, the Company incurred $12,098 and $10,505 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

     During the years ended May 31, 2005 and May 31, 2004, the Company incurred $12,515 and $15,238 respectively, of expenses related to legal services to a firm, which employs one of the Company's board members.

     The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. During the years ended May 31, 2005 and May 31, 2004, the Company incurred $150,000 and $122,177 respectively for this director's fee.

     The Company has an agreement with Carleton A. Holstrom and Dr. Eugene Bauer to pay each $1,667 per month payable on a quarterly in arrears as a director fee. During the years ended May 31, 2005 and May 31, 2004, the Company incurred $16,667 and $0 respectively for these directors' fees. As of May 31, 2005, $1,667, is included within Accounts Payable and was subsequently paid on July 15, 2005.

NOTE F - CAPITAL LEASE OBLIGATIONS

     Protalex leases certain equipment under a capital lease. As of May 31, 2005 and 2004, the recorded amount of assets, net of related accumulated depreciation was $20,383 and $40,767, respectively.

     Future minimum lease payments and the related present value of the future obligation under the capital lease at May 31, 2005 are as follows:

Year
2006                                                   20,736
Total minimum obligations                              20,736
Interest                                                 (690)
                                                     --------
Present value of minimum capital lease obligations     20,046
Current portion                                       (20,046)
                                                     --------
Long-term capital lease obligations                  $      0
                                                     ========

NOTE G - STOCK OPTIONS

     Prior to January 22, 2004, all options were issued as "stand alone" options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., which provides for incentive and non-qualified stock options to purchase a total of 1,500,000 shares of the Company's Common Stock. Under the terms of the plan, incentive options may not be granted for less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted for less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2005, options to purchase 3,401,255 shares of the Company's Common Stock were granted, of which 1,115,000 were issued under the Company's 2003 Stock Option Plan and the remaining 2,285,255 were issued as stand alone options. As of May 31, 2005, 2,100,342 are exercisable.

     A summary of the common stock option activity for employees, directors and officers as of May 31, 2005 is as follows:

                            WEIGHTED AVERAGE EXERCISE

                               OPTIONS    PRICES   EXERCISABLE
                              ---------   ------   -----------
Balance, September 17, 1999          --    $  --           --
Granted, April 28, 2000          40,000     0.36           --
Granted, November 26, 2001      100,000     1.25      100,000
Expired, April 28, 2002         (40,000)    .036           --
Granted, June 1, 2002           125,000     1.50      125,000
Granted, July 18, 2002          233,680     1.50      233,680
Granted, October 24, 2002       100,000     1.45      100,000
Granted, December 16, 2002      863,242     1.50      469,664
Granted, December 16, 2002       50,000     1.70       40,000
Granted, March 15, 2003         130,000     1.50           --
Granted, April 1, 2003           40,000     1.50       20,833
Granted, July 1, 2003            40,000     1.50       18,333
Granted, August 13, 2003        100,000     1.50      100,000
Granted, September 19, 2003     584,333     1.50      301,802
Granted, October 28, 2003        60,000     1.50       60,000
Granted, January 22, 2004        75,000     2.13       75,000
Granted, January 22, 2004       100,000     2.13       29,997
Granted, January 22, 2004        50,000     2.75       16,666
Forfeited, January 22, 2004    (130,000)    1.50           --
Granted, March 1, 2004          150,000     2.17       43,749
Granted, July 22, 2004           15,000     2.60        3,124
Granted, October 26, 2004        30,000     2.70        4,790
Granted, October 26, 2004       100,000     2.30      100,000
Granted, January 13, 2005       330,000     2.55       31,663
Granted, January 13, 2005       125,000     2.55      125,000
Forfeited, January 26, 2005     (10,000)    1.70           --
Forfeited, January 26, 2005     (10,000)    2.13           --
Granted, February 15, 2005      100,000     2.80      100,000
Granted, April 13, 2005          50,000     2.60        1,041
                              ---------             ---------
                              3,401,255             2,100,342

The following summarizes certain information regarding stock options at May 31, 2005:

                                TOTAL          WEIGHTED                    EXERCISABLE     WEIGHTED
  EXERCISE                    WEIGHTED          AVERAGE                     WEIGHTED       AVERAGE
    PRICE                      AVERAGE      REMAINING LIFE                   AVERAGE      REMAINING
    RANGE        NUMBER    EXERCISE PRICE        (YRS)         NUMBER    EXERCISE PRICE      LIFE
------------   ---------   --------------   --------------   ---------   --------------   ---------
$1.25 - 1.75   2,286,255        $1.49             7.1        1,569,312        $1.49          7.1
$1.76 - 2.25     315,000        $2.15             8.8          148,746        $2.14          8.8
$2.26 - 2.75     700,000        $2.54             9.5          282,284        $2.48          9.5
$2.76 - 3.25     100,000        $2.80             9.7          100,000        $2.80          9.7
               ---------                                     ---------
               3,401,255                                     2,100,342

NOTE H - DESCRIPTION OF LEASING ARRANGEMENTS

     The Company leases its office space under a non-cancelable operating lease. The lease term is for three years, with an option to extend for one or two years beyond the initial term. Rent expense for the years ended May 31, 2005 and 2004 was $98,498 and $37,571, respectively.

     In December 2004, the Company entered into a non-cancelable operating lease for a multi-function copier. The lease term is for sixty three months. Rent expense for the years ended May 31, 2005 and 2004 was $1,245 and $0, respectively.

Future minimum lease payments are as follows:

YEAR ENDING MAY 31,
-------------------
2006                  $113,500
2007                    78,752
2008                     2,988
2009                     2,988
2010                     2,241
                      --------
Total                 $200,469
                      ========

NOTE I - SALE AND REPURCHASE OF COMMON STOCK

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

     On May 25, 2005, the Company closed a private placement, raising a total of $4,851,194, net of transaction costs in exchange for 2,593,788 shares of common stock at $1.95 per share and 920,121 warrants exercisable at $2.25 per share, expiring on May 25, 2010. Included in this warrant amount were 100,000 warrants for Pacific Growth Equities, LLC. As part of this transaction, the warrants issued on September 18, 2003, were repriced from $2.40 per share to $2.25 per share.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For the years ended May 31, 2005 and May 31, 2004, there were no changes in or disagreement with Grant Thornton, LLP on accounting and financial disclosures.

ITEM 8A - CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely matter to material information required to be included in its periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

ITEM 8B - OTHER INFORMAITON

     None.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required as to this Item is incorporated herein by reference to the data under the caption "Information Concerning Nominees and Continuing Directors" and "Executive Officers" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 10 - EXECUTIVE COMPENSATION

     The information required as to this Item is incorporated herein by reference to the data under the captions "Executive Compensation and Other Information," "Report on Executive Compensation and Employment Agreements" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The information required as to this Item is incorporated herein by reference to the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 13 - INDEX TO EXHIBITS

2.1     Stock Purchase Agreement among Protalex, Inc., Don Hanosh   Incorporated by reference to Exhibit 2.1 to the Company's
        and Enerdyne Corporation                                    10-SB filing December 3, 1999 (File No. 000-28385)

2.2     Merger Agreement and Plan of Re-organization between        Incorporated by reference to Exhibit 2.2 to the Company's
        Protalex, Inc. and Enerdyne Corporation                     10-SB filing December 3, 1999 (File No. 000-28385)

2.3     Plan of Merger and Agreement between Protalex, Inc., a      Incorporated by reference, to Exhibit 2.1 to the
        New Mexico corporation and Protalex, Inc. a Delaware        Company's Form 8-K filed on December 6, 2004
        Corporation

3.1     Articles of Incorporation of the Company, as amended        Incorporated by reference to Exhibit 3.1 to the Company's
                                                                    10-SB filing December 3, 1999 (File No. 000-28385)

3.2     Bylaws of the Company                                       Incorporated by reference to the Company's 10-KSB/A
                                                                    filing September 24, 2003

4.1     Form of Warrant issued in 2003                              Filed herewith

4.2     Letter Agreement with Pembroke Financial Ltd. dated         Incorporated by reference to Exhibit 10.9 to the
        July 9, 2001                                                Company's Form 10-KSB/A filed on September 24, 2003

4.3     Securities Purchase Agreement dated September 18, 2003      Incorporated by reference to Exhibit 4.2 to the Company's
        between the Company and certain of the Selling              Form SB-2 (File No. 333-125866) filed on October 20, 2003
        Stockholders

4.4     Investor Rights Agreement dated September 18, 2003          Incorporated by reference to Exhibit 4.3 to the Company's
        between the Company and certain of the Selling              Form SB-2 filed on October 20, 2003 (File No. 333-125866)
        Stockholders

4.5     Warrant and Common Stock Purchase Agreement dated May 25,   Incorporated by reference to Exhibit 4.5 to the Company's
        2005 among the Company and the several purchasers           Form SB-2 filed on June 16, 2005 (File No. 333-125866)
        thereunder

4.6     Registration Rights Agreement dated May 25, 2005 among      Incorporated by reference to Exhibit 4.6 to the Company's
        the purchasers under the Warrant and Common Stock           Form SB-2 and filed on June 16, 2005 (File No. 333-125866)
        Purchase Agreement of even date therewith

4.7     Addendum 1 to Subscription Agreement and Questionnaire of   Filed herewith
        vSpring SBIC, LP dated May 25, 2005

9.1     First Amended and Restated Shareholders Agreement dated     Incorporated by reference to Exhibit 9.1 to the Company's
        May 25, 2005 between the Company and various common stock   Form SB-2 filed on June 16, 2005 (File No. 333-125866)
        holders

10.1    Continuing and Unconditional Guaranty executed by John E.   Incorporated by reference to Exhibit 10.2 to the
        Doherty                                                     Company's 10-SB filing December 3, 1999 (File No.
                                                                    000-28385)

10.2    Continuing and Unconditional Guaranty executed by James     Incorporated by reference to Exhibit 10.3 to the
        K. Strattman                                                Company's 10-SB filing December 3, 1999 (File No.
                                                                    000-28385)

10.3    Form of Confidential Disclosure Agreement                   Incorporated by reference to Exhibit 10.5 to the
                                                                    Company's 10-SB filing December 3, 1999 (File No.
                                                                    000-28385)

10.4    Executed offers of Employment and Board appointment of      Incorporated by reference to Exhibit 10.4 to the
        Kirk Raab                                                   Company's 10-KSB/A filing September 24, 2003

10.5    Project Assignment 2 between the Company and Eurogentec     Incorporated by reference to Exhibit 10.5 to the
        S.A.                                                        Company's Form 10-KSB/A filed on September 24, 2003

10.6    Option Agreement Form                                       Incorporated by reference to Exhibit 10.6 to the
                                                                    Company's 10-KSB/A filing September 24, 2003

10.7    Assignment of Intellectual Property from Alex LLC to the    Incorporated by reference to Exhibit 10.8 to the
        Company                                                     Company's Form 10-KSB/A filed on September 24, 2003

10.8    Assignment of Intellectual Property from Dr. Paul Mann to   Incorporated by reference to Exhibit 10.8 to the
        the Company                                                 Company's 10-KSB/A filed on September 24, 2003

10.9    Agreement with placement agent                              Incorporated by reference to Exhibit 10.9 to the
                                                                    Company's 10-KSB/A filing September 24, 2003

10.10   Stock Redemption Agreement                                  Incorporated by reference to Exhibit 10.1 to the
                                                                    Company's 10-KSB/A filing September 24, 2003

10.11   Agreement Regarding International Patent Applications       Incorporated by reference to Exhibit 10.11 to the
                                                                    Company's 10-KSB/A filing September 24, 2003

10.12   Project Assignment 1 between the Company and Eurogentec,    Incorporated by reference to Exhibit 10.5 to the
        S.A.                                                        Company's Form 10-KSB/A filed September 24, 2003

10.13   Stock Redemption Agreement dated August 15, 2003, by and    Incorporated by reference to Exhibit 10.10 to the
        between the Company, Paul L. Mann, Leslie A.                Company's Form 10-KSB/A filed on September 24, 2003
        McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley

10.14   Employment offer letter executed by Steven H. Kane          Incorporated by reference to Exhibit 10.4 to the
                                                                    Company's Form 10-KSB/A filed on September 24, 2003

10.15   Equipment Lease Agreement between the Company and Waters    Incorporated by reference to Exhibit 10.5 to the
        Technologies Corporation                                    Company's Form 10-KSB/A filed on September 24, 2003

10.16   Real Estate Lease between the Company and Kleinfeld         Incorporated by reference to Exhibit 10.5 to the
        Commercial Brokerage, LLC                                   Company's Form 10-KSB/A filed on September 24, 2003

10.17   Frame Contract between the Company and Eurogentec S.A.      Incorporated by reference to Exhibit 10.5 to the
                                                                    Company's Form 10-KSB/A filed on September 24, 2003

10.18   Letter dated August 21, 2003 from Paul L. Mann to the       Incorporated by reference to Exhibit 10.11 to the
        Company                                                     Company's Form 10-KSB/A filed on September 24, 2003

10.19   Promissory Note dated August 15, 2003, issued by the        Incorporated by reference to Exhibit 10.7 to the
        Company in favor of John E. Doherty                         Company's Form 10-KSB/A filed on September 24, 2003

10.20   Promissory Note dated August 15, 2003, issued by the        Incorporated by reference to Exhibit 10.7 to the
        Company in favor of Steven H. Kane                          Company's Form 10-KSB/A filed on September 24, 2003

10.21   Technology License Agreement dated November 17, 1999,       Incorporated by reference to Exhibit 10.4 to the
        between the Company and Alex, LLC                           Company's Form 10-SB filed on December 6, 1999

10.22   Offer of Employment to Joseph Dervan dated January 20,      Incorporated by reference to Exhibit 10.4 to the
        2003                                                        Company's Form 10-KSB/A filed on September 24, 2003

10.23   Lease Agreement for facilities at 145 Union Square Drive,   Incorporated by reference to Exhibit 10.9 to the
        New Hope, Pennsylvania between the Company and Union        Company's Form 10-QSB filed on April 14, 2004
        Square, L.P. dated December 1, 2003

10.24   Employment offer letter executed by Hector W. Alila         Incorporated by reference to Exhibit 10.1 to the
                                                                    Company's Form 10-QSB filed on January 14, 2005

10.25   Employment offer letter executed by Marc L. Rose            Incorporated by reference to Exhibit 10.2 to the
                                                                    Company's Form 10-QSB filed on January 14, 2005

31.1    Certification of Chief Executive Officer pursuant to        Filed herewith
        Section 302(a) of the Sarbanes-Oxley Act

31.2    Certification of Chief Financial Officer pursuant to        Filed herewith
        Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification of Chief Executive Officer pursuant to        Filed herewith
        Section 906 of the Sarbanes-Oxley Act

32.2    Certification of Chief Financial Officer pursuant to        Filed herewith
        Section 906 of the Sarbanes-Oxley Act

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required as to this Item is incorporated herein by reference to the data under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

     The Company has adopted a code of ethics and will provide a copy of such code without any charge to the person requesting the copy by written request to the Chief Financial Officer of the Company.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2005

                                        PROTALEX, INC.


                                        By: /s/ Steven H. Kane
                                            ------------------------------------
                                        Steven H. Kane
                                        Chief Executive Officer



/s/ G. Kirk Raab                        Chairman of the Board and Director   August 26, 2005
-------------------------------------
G. Kirk Raab


/s/ Steven H. Kane                      President, Chief Executive Officer   August 26, 2005
-------------------------------------   and Director (Principal Executive
Steven H. Kane                          Officer)


/s/ Marc L. Rose                        Vice President of Finance, Chief     August 26, 2005
-------------------------------------   Financial Officer, Treasurer and
Marc L. Rose                            Corporate Secretary (Principal
                                        Financial and Accounting Officer)


/s/ Dinesh Patel                        Director                             August 26, 2005
-------------------------------------
Dinesh Patel


/s/ John E, Doherty                     Director                             August 26, 2005
-------------------------------------
John E. Doherty


/s/ Frank M. Dougherty                  Director                             August 26, 2005
-------------------------------------
Frank M. Dougherty


/s/ Thomas P. Stagnaro                  Director                             August 26, 2005
-------------------------------------
Thomas P. Stagnaro


/s/ Carleton A. Holstrom                Director                             August 26, 2005
-------------------------------------
Carleton A. Holstrom


/s/ Eugene A. Bauer                     Director                             August 26, 2005
-------------------------------------
Eugene A. Bauer