Form 10QSB
period 2005-08-31
PROTALEX INC
filed 2005-10-14
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-28385
Protalex, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	91-2003490

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

145 Union Square Drive New Hope, PA	18938

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number: (215) 862-9720
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,433,221 shares of common stock, as of October 14, 2005
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)
BALANCE SHEETS

	August 31, 2005	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,243,960	$9,453,367
Prepaid expenses and employee advances	42,690	9,281

Total current assets	8,286,650	9,462,648

PROPERTY & EQUIPMENT:
Lab equipment	327,287	313,613
Office and computer equipment	157,787	157,787
Furniture & fixtures	25,556	25,556
Leasehold improvements	27,060	27,060

	537,690	524,016
Less accumulated depreciation	(417,770)	(400,387)

	119,920	123,629

OTHER ASSETS:
Deposits	7,590	7,590
Intellectual technology property, net of accumulated amortization of $5,928 and $5,673 as of August 31, 2005 and May 31, 2005, respectively	14,372	14,627

Total other assets	21,962	22,217

	$8,428,532	$9,608,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligation	$14,702	$20,046
Accounts payable	794,440	866,628
Payroll and related liabilities	30,917	28,835
Accrued expenses	39,108	81,517

Total current liabilities	879,167	997,026

OTHER LIABILITIES	4,674	4,655

Total liabilities	883,841	1,001,681

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001, 40,000,000 shares authorized, 19,433,221 and 19,393,221 shares issued and outstanding as of August 31, 2005 and May 31, 2005, respectively	194	194
Additional paid in capital	21,008,285	20,913,822
Deficit accumulated during the development stage	(13,463,788)	(12,307,203)

Total stockholders’ equity	7,544,691	8,606,813

	$8,428,532	$9,608,494

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the three month periods ended August 31, 2005 and 2004, and From
Inception (September 17, 1999) through August 31, 2005
(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2005	2004	2005
Revenues	$—	$—	$—

Operating Expenses
Research and development	(692,275)	(719,546)	(7,895,091)
Administrative	(396,116)	(219,775)	(4,210,556)
Professional fees	(135,161)	(88,201)	(1,415,119)
Depreciation and amortization	(1,055)	(1,396)	(147,161)

Operating loss	(1,224,607)	(1,028,918)	(13,667,927)

Other income (expense)
Interest income	68,334	25,595	284,800
Interest expense	(312)	(664)	(70,081)
Loss on disposal of equipment	—	—	(10,580)

Net loss	$(1,156,585)	$(1,003,987)	$(13,463,788)

Weighted average number of common shares outstanding	19,396,737	16,784,433	13,019,155

Loss per common share — basic and diluted	$(.06)	$(.06)	$(1.03)
The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the three month periods ended August 31, 2005 and 2004 and From
Inception (September 17, 1999) through August 31, 2005
(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,156,585)	$(1,003,987)	$(13,463,788)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	17,638	12,335	446,219
Non cash compensation expense	94,463	58,595	1,630,309
Non cash expenses	—	—	16,644
(Increase) in:
Prepaid expense and employee advances	(33,409)	(22,430)	(50,280)
Increase (decrease) in:
Accounts payable and accrued expenses	(114,597)	(82,153)	833,548
Payroll and related liabilities	2,082	7,223	30,917
Other liabilities	19	1,158	4,674

Net cash and cash equivalents used in operating activities	(1,190,389)	(1,029,259)	(10,541,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license — fee portion	—	—	(20,000)
Acquisition of equipment	(13,674)	(4,521)	(424,210)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	(13,674)	(4,521)	(688,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	—	19,827,658
Principal payment on equipment notes payable and capital leases	(5,344)	(4,992)	(280,709)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents (used in) provided by financing activities	(5,344)	(4,992)	19,473,347

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,209,407)	(1,038,772)	8,243,960

Cash and cash equivalents, beginning	9,453,367	9,292,783	—

Cash and cash equivalents, end	$8,243,960	$8,254,011	$8,243,960

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$312	$664	$66,468

Taxes paid	$2,925	$—	$3,025
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
Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information are contained in the notes to the Company’s financial statements filed as part of the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005. This quarterly report should be read in conjunction with such annual report.
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
2. Loss per Common Share
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2005, the Company had a total of 7,747,400 potentially dilutive securities .
3. Stock Based Compensation
The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company accounts for options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options’ vesting period (see Note C — Recent Accounting Pronouncements pertaining to SFAS No. 123-Revised). Options to non-employees are accounted for using the fair value method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.
The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2005	2004	2005
Net loss, as reported	$(1,156,585)	$(1,003,987)	$(13,463,788)

Add: Stock-based employee compensation expense included in reported net loss	94,463	58,595	977,485

Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(256,491)	(160,174)	(3,546,140)

Pro forma net loss	$(1,318,613)	$(1,105,566)	$(16,032,443)

Loss per share, as reported — basic and diluted	$(.06)	$(.06)	$(1.03)

Pro forma loss per share basic and diluted	$(.07)	$(.06)	$(1.23)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2005	2004	2005
Dividends per year	0	0	0
Volatility percentage	107%	103%	90%-131%
Risk free interest rate	3.85%	2.25%	2.07%-5.11%
Expected life (years)	4	4	3-5
On August 23, 2005, the Company issued options to purchase up to 250,000 shares of common stock of the Company to an employee, as part of an agreement for his employment, at an exercise price of $2.50 per share. The options were issued pursuant to stand-alone option agreements and vest over a forty-eight month period based on date of employment. The options will expire August 2015.
On August 23, 2005, the Company issued 40,000 shares of restricted common stock to the same employee, as part of his agreement for employment.
NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE D — RELATED PARTIES
For the three month period ended August 31, 2005 and 2004, the Company incurred $3,477 and $3,794, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.
The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the three month period ended August 31, 2005 and 2004, the Company incurred $37,500 respectively, for this director’s fee.
The Company has agreements with Carleton A. Holstrom and Dr. Eugene Bauer to pay each of them $1,667 per month on a quarterly basis payable in arrears as a director fee. For the three month period ended August 31, 2005 and 2004, the Company incurred $10,000 and $0, respectively, for these directors’ fees.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-QSB, as well as the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005. This discussion, as well as the remainder of this Quarterly Report on Form 10-QSB, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend”, “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.
Plan of Operations
Favorable pre-clinical safety and efficacy studies for the Company’s lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application (“IND”) for treating Rheumatoid Arthritis (“RA”). The Company submitted its IND application to the United States Food and Drug Administration (“FDA”) on March 4, 2005 and on March 31, 2005; the FDA verbally disclosed to the Company that it had placed the Company’s IND on clinical hold, pending additional product characterization. On August 10, 2005, the Company formally replied to the FDA. On September 9, 2005, the FDA notified the Company that it lifted the clinical hold on its IND and that its proposed study can proceed. The Company anticipates that clinical trials will begin in the second quarter of fiscal 2006. The Company also expects that other clinical trial-related activities will occur during the next fiscal year, including arranging for packaging and testing, designing clinical trial protocols for additional clinical trials and completing additional toxicology studies utilizing its manufactured drug. Additionally, the Company intends to conduct research and pre-clinical activities with PRTX-100 in Pemphigus, ITP and other autoimmune indications.
In the area of intellectual property and derivative drug development, the Company’s patent application was filed in April 2002, and additional patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.
Staffing plans for fiscal 2006 include hiring a Clinical Project Manager, and additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in the Company’s business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will require competitive salaries to attract and retain qualified personnel. On July 26, 2005, the Company announced the hiring of Victor S. Sloan, M.D., as Senior Vice President and Chief Medical Officer.
Research and Development Expenses — Research and Development expenses were $692,275 for the three months ended August 31, 2005, compared with $719,546 for the three months ended August 31, 2004. The decrease of $27,271 or 3.8% was primarily due to a decrease of $218,261 in activity relating to product manufacturing and animal toxicology. However, during this period, the Company expended $201,055 in additional outside consulting in order to prepare its formal response to the FDA.
Administrative Expenses — Administrative expenses were $396,116 for the three months ended August 31, 2005, compared with $219,775 for the three months ended August 31, 2004. The increase of $176,341 or 80% was due to hiring of additional personnel and wage increases for existing personnel. Also, stock based compensation, included in Administrative expenses increased by $35,868 which is used to attract and reward qualified employees, consultants and board members.
Professional Fees — Professional expenses were $135,161 for the three months ended August 31, 2005, compared with $88,201 for the three months ended August 31, 2004. The increase of $46,960 or 53% was due to increased activity in the areas of legal, audit, tax, employee recruitment, investment banking fees, investor relations and the Scientific Advisory Board. The increase in professional fees stems from the ramp up of business activity, as well as legal and audit fees incurred in connection with the filing of Registration Statement on Form SB-2 related the Company’s May 2005 offering. The Company expects that these fees will continue to increase in the current fiscal year as its business activities increase.
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
On September 19, 2003, the Company raised $12,657,599 through the sale of 7,445,654 shares of its common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of its common stock, at an exercise price of $2.40 per share. The warrants expire on September 19, 2008. Net of transaction costs of $1,301,536, the Company’s proceeds were $11,356,063.
Additionally, on May 25, 2005, the Company raised $5,057,885 through the sale of 2,593,788 shares of its common stock at $1.95 per share, with warrants to purchase an additional 920,121 shares of its common stock, at an exercise price of $2.25 per share. The warrants expire on May 25, 2010. As part of this transaction, the exercise price for the warrants from the September 2003 transaction were lowered from $2.40 per share to $2.25 per share. Net of transaction costs of $206,691, the Company’s proceeds were $4,851,194.
As of August 31, 2005, the Company’s net working capital was $7,407,483 and its total cash and cash equivalents were $8,243,960. The Company has no planned material capital expenditures, significant payments due on long-term obligations, or other demands or commitments to be incurred beyond the next 12 months. With the approval of the Company’s IND by the FDA on September 9, 2005, the Company anticipates that it will need to raise additional capital before the end of calendar year 2006 to fund the ongoing FDA approval process.
Off-Balance Sheet Arrangements
We have entered into the following off-balance sheet arrangements:
•	Employee Agreements-Officers. To attract and retain qualified management personnel, the Company has entered into employment agreements with four executive officers: Steven H. Kane, President and Chief Executive Officer, Victor S. Sloan, MD, Senior Vice President and Chief Medical Officer, Hector W. Alila, Senior Vice President of Drug Development, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary.
•	Directors Agreements. To attract and retain qualified candidates to serve on the Board of Directors, the Company has entered into agreements with G. Kirk Raab, Chairman of the Board of Protalex, Carleton A. Holstrom, Chairman of the Audit Committee, and Eugene A. Bauer, under which Messrs. Raab, Holstrom and Bauer receive annual payments aggregating $150,000, $20,000 and $20,000, respectively, as directors’ fees.
•	Operating Lease — Office Space. The Company has entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and will expire on February 28, 2007.
•	Operating Lease — Copier. The Company has entered into a sixty-three month operating lease with Ricoh Customer Finance Corporation for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

•	Capital Lease — Lab Equipment. The Company has entered into a thirty-six month capital lease with Waters Corporation for an HPLC protein separator. The lease commenced on April 13, 2003 and will expire May 1, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	1,090,369	1,090,369	0	0	0
Directors Agreements	190,000	190,000	0	0	0
Operating Lease — Office Space	150,705	36,313	114,392	0	0
Operating Lease — Copier	13,693	996	8,963	3,734	0
Capital Lease — Lab Equipment	14,702	14,702	0	0	0

Total	1,459,469	1,332,380	123,355	3,734	0
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are more fully described in Note B to the financial statements included in this Quarterly Report and in Note B to the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended August 31, 2005. The Company did not make any changes to those policies during the period.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its Chief Executive Officer and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of August 31, 2005, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.
Changes in Internal Control
There have been no significant changes in the Company’s internal controls or any other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On July 20, 2005, Victor S. Sloan, MD accepted the position as Senior Vice President and Chief Medical Officer and officially joined the Company on August 23, 2005. Additional information can be found in the Company’s Current Report on Form 8-K dated July 20, 2005 and filed with the Securities and Exchange Commission on July 26, 2005.
On August 10, 2005, the Company filed its official response to the clinical hold issue on its Investigative New Drug Application with the U.S. Food and Drug Administration. Additional information can be found in the Company’s Current Report on Form 8-K dated August 10, 2005 and filed with the Securities and Exchange Commission on August 10, 2005.
On August 24, 2005, John E. Doherty informed the Company that he will not seek reelection to the Board of Directors at the Company’s upcoming Annual Shareholders’ Meeting. There was no disagreement between Mr. Doherty and the Company regarding any matter relating to the Company’s operations, policies or procedures. Additional information can be found in the Company’s Current Report on Form 8-K dated August 24, 2005 and filed with the Securities and Exchange Commission on August 24, 2005.
On September 9, 2005, the FDA notified the Company that the clinical hold has been removed and that the Company’s proposed study may proceed. Additional information can be found in the Company’s Current Report on Form 8-K dated September 12, 2005 and filed with the Securities and Exchange Commission on September 12, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation, and Protalex, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

10.1	Letter Agreement dated July 13, 2005, effective August 23, 2005 executed by Victor S. Sloan. MD

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2005	PROTALEX, INC.
	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief
Executive Officer

Date: October 14, 2005

By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.

10.1	Letter Agreement dated July 13, 2005, effective August 23, 2005 executed by Victor S. Sloan. MD

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act