Form 10QSB
period 2005-11-30
PROTALEX INC
filed 2006-01-13
CIK 1099215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2005
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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 22,038,353 shares of common stock, as of January 13, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	November 30, 2005	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,760,832	$9,453,367
Prepaid expenses and employee advances	45,041	9,281

Total current assets	6,805,873	9,462,648

PROPERTY & EQUIPMENT:
Lab equipment	327,287	313,613
Office and computer equipment	157,787	157,787
Furniture & fixtures	25,556	25,556
Leasehold improvements and amortization	27,060	27,060

	537,690	524,016
Less accumulated depreciation	(435,379)	(400,387)

	102,311	123,629
OTHER ASSETS:
Deposits	7,590	7,590
Intellectual technology property, net of
accumulated amortization of $6,183 and $5,673 as
of November 30, 2005 and May 31, 2005, respectively	14,117	14,627

Total other assets	21,707	22,217

	$6,929,891	$9,608,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligation	$9,267	$20,046
Accounts payable	613,799	866,628
Payroll and related liabilities	40,770	28,835
Accrued expenses	107,008	81,517

Total current liabilities	770,844	997,026

OTHER LIABILITIES	4,693	4,655

Total liabilities	775,537	1,001,681

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 and 40,000,000 shares authorized as of November 30, 2005 and May 31, 2005 respectively, 19,443,221 and 19,393,221 shares issued and outstanding as of November 30, 2005 and May 31, 2005, respectively	194	194
Additional paid in capital	21,207,333	20,913,822
Deficit accumulated during the development stage	(15,053,173)	(12,307,203)

Total stockholders’ equity	6,154,354	8,606,813

	$6,929,891	$9,608,494

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
For the three and six month periods ended November 30, 2005 and 2004, and From
Inception (September 17, 1999) through November 30, 2005
(Unaudited)

					From
	Six	Six	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004	2005
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	(1,687,014)	(1,639,264)	(994,739)	(919,718)	(8,889,830)
Administrative	(965,384)	(605,854)	(569,268)	(386,079)	(4,779,824)
Professional fees	(226,294)	(267,192)	(91,133)	(178,991)	(1,506,252)
Depreciation and amortization	(2,105)	(2,733)	(1,050)	(1,337)	(148,211)

Operating Loss	(2,880,797)	(2,515,043)	(1,656,190)	(1,486,125)	(15,324,117)

Other income (expense)
Interest income	135,441	46,637	67,107	21,042	351,907
Interest expense	(614)	(1,637)	(302)	(973)	(70,383)
Loss on disposal	-	-	-	-	(10,580)

Net Loss	$(2,745,970)	$(2,470,043)	$(1,589,385)	$(1,466,056)	$(15,053,173)

Weighted average number of common
shares outstanding	19,435,516	16,784,433	19,437,836	16,784,433	13,276,836

Loss per common share - basic and diluted	$(.14)	$(.15)	$(.08)	$(.09)	$(1.13)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the six month periods ended November 30, 2005 and 2004 and From
Inception (September 17, 1999) through November 30, 2005
(Unaudited)

	Six	Six	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,745,970)	$(2,470,043)	$(15,053,173)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	-	-	10,580
Depreciation and amortization	35,502	24,686	464,083
Non cash compensation expense	293,511	151,515	1,829,357
Non cash expenses	-	-	16,644
(Increase) in:
Prepaid expense and employee advances	(35,760)	(8,556)	(52,631)
Increase (decrease) in:
Accounts payable and accrued expenses	(227,338)	40,328	720,807
Payroll and related liabilities	11,935	7,601	40,770
Other liabilities	38	2,316	4,693

Net cash and cash equivalents used in operating activities	(2,668,082)	(2,252,153)	(12,018,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	-	-	(20,000)
Acquisition of equipment	(13,674)	(19,539)	(424,210)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a recapitalization	-	-	(250,000)
Proceeds from disposal of equipment	-	-	6,000

Net cash and cash equivalents used in investing activities	(13,674)	(19,539)	(688,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	-	-	19,827,658
Principal payment on equipment notes payable
and capital leases	(10,779)	(10,070)	(286,144)
Contribution by shareholders	-	-	183,569
Principal payment on note payable to individuals	-	-	(225,717)
Issuance of note payable to individuals	-	-	368,546
Acquisition of common stock	-	-	(400,000)

Net cash and cash equivalents (used in) provided by financing activities	(10,779)	(10,070)	19,467,912

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,692,535)	(2,281,762)	6,760,832

Cash and cash equivalents, beginning	9,453,367	9,292,783	-

Cash and cash equivalents, end	$6,760,832	$7,011,021	$6,760,832

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$614	$1,637	$66,770

Taxes paid	$4,625	$-	$4,725

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

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2005, the Company had a total of 8,058,521 potentially dilutive securities.

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

					From
	Six	Six	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004	2005
Net loss, as reported	$(2,745,970)	$(2,470,043)	$(1,589,385)	$(1,466,056)	$(15,053,173)
Add: stock-based employee
Compensation expense
included in reported
net loss	293,511	151,515	199,048	92,919	1,176,533
Deduct: Stock-based employee
Compensation expense
determined under fair-
value method for all
Awards	(818,866)	(548,485)	(562,376)	(388,311)	(4,108,516)

Pro forma net loss	$(3,271,325)	$(2,867,013)	$(1,952,713)	$(1,761,447)	(17,985,156)

Loss per share, as reported basic
and diluted	$(.14)	$(.15)	$(.08)	$(.09)	$(1.13)
Pro forma loss per share basic and
Diluted	$(.17)	$(.17)	$(.11)	$(.11)	$(1.36)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	From Inception Through
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004	November 30, 2005
Dividends per year	0	0	0	0	0
Volatility percentage	107%	103%	103%	103%	90%-131%
Risk free interest rate	3.85%	2.57%	2.25%	2.57%	2.07%-5.11%
Expected life (years)	4	4	4	4	3-5

On August 23, 2005, the Company issued options to purchase up to 250,000 shares of common stock of the Company to an employee, as part of an agreement for his employment, at an exercise price of $2.50 per share. The options were issued pursuant to stand-alone option agreements and under the Company’s 2003 Stock Option Plan, amended and restated as of July 29, 2005. These options vest over a forty-eight month period based on the date of employment. The options will expire August 2015.

On August 23, 2005, the Company issued 40,000 shares of restricted common stock to the same employee, as part of his agreement for employment.

On October 25, 2005, the Company issued 10,000 shares of restricted common stock to an employee, as part of her agreement for employment.

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

NOTE D - RELATED PARTIES

For the six and three month period ended November 30, 2005 the Company incurred $20,717 and $17,240, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the six and three month period ended November 30, 2004 the Company incurred $4,932 and $1,138, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the six and three month period ended November 30, 2005, the Company incurred $75,000 and $37,500 respectively, for this director’s fee. For the six and three month period ended November 30, 2004, the Company incurred $75,000 and $37,500 respectively, for this director’s fee.

The Company has agreements with Carleton A. Holstrom, Eugene A. Bauer, M.D. and Peter G. Tombros to pay each of them $1,667 per month on a quarterly basis payable in arrears as a director fee. For the six and three month period ended November 30, 2005, the Company incurred $20,000 and $10,000, respectively, for these directors’ fees. For the six and three month period ended November 30, 2004, the Company incurred $0 and $0, respectively, for these directors’ fees.

NOTE E - SUBSEQUENT EVENT

On December 30, 2005, the Company raised $5,839,059 through the sale of 2,595,132 shares of its common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of its common stock, at an exercise price of $2.97 per share. The warrants expire on December 30, 2010. Net of transaction costs of approximately $300,000, the Company’s proceeds were $5,539,059.

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

Plan of Operations

Favorable pre-clinical safety and efficacy studies for the Company’s lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application (IND) for treating Rheumatoid Arthritis (RA). The Company submitted its IND application to the United States Food and Drug Administration (FDA) on March 4, 2005; On March 31, 2005 the FDA verbally disclosed to the Company that it had placed the Company’s IND on clinical hold, pending additional product characterization. On August 10, 2005, the Company formally replied to the FDA. On September 9, 2005, the FDA notified the Company that it lifted the clinical hold on its IND and that its proposed study can proceed. The Company commenced with the Phase I clinical trial on December 5, 2005 and the Company anticipates that this clinical trial will be completed in the fourth fiscal quarter of 2006. The Company also expects that other clinical trial-related activities will occur during the next fiscal year, including designing clinical trial protocols for additional clinical trials, arranging for packaging and testing, and completing additional toxicology studies utilizing its manufactured drug. Additionally, the Company intends to conduct research and pre-clinical activities with PRTX-100 in Idiopathic Thrombocytopenic Purpura (ITP), Pemphigus and other autoimmune indications.

In the area of intellectual property and derivative drug development, the Company’s patent application was filed in April 2002, and additional patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans for fiscal 2006 include hiring a Clinical Project Manager, and additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in the Company’s business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will require competitive salaries to attract and retain qualified personnel. On July 26, 2005, the Company announced the hiring of Victor S. Sloan, M.D., as Senior Vice President and Chief Medical Officer and on October 19, 2005, Anissa M. Leh, MS started as the Director of Clinical Operations.

Research and Development Expenses - Research and Development expenses were $1,687,014 and $994,739 for the six and three months ended November 30, 2005, compared with $1,639,264 and $919,718 for the six and three months ended November 30, 2004. The increase in this quarter of $75,021 or 8.2% was primarily due to an increase in clinical personnel when compared to the same period in 2004.

Administrative Expenses - Administrative expenses were $965,384 and $569,268 for the six and three months ended November 30, 2005, compared with $605,854 and $386,079 for the six and three months ended November 30, 2004. The increase in this quarter of $183,189 or 47% was due to hiring of additional personnel, wage increases for existing personnel and stock based compensation, which increased in this quarter by $106,129 when compared to the same period in 2004.

Professional Fees - Professional fees were $226,294 and $91,133 for the six and three months ended November 30, 2005, compared with $267,192 and $178,991 for the six and three months ended November 30, 2004. The decrease of $87,858 or 49% was due to a decrease in activity in the areas of legal, audit, tax, employee recruitment, investment banking fees, investor relations and the Scientific Advisory Board when compared to the same period in 2004.

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

On December 30, 2005, the Company raised $5,839,059 through the sale of 2,595,132 shares of its common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of its common stock, at an exercise price of $2.97 per share. The warrants expire on December 30, 2010. Net of transaction costs of approximately $300,000, the Company’s proceeds were $5,539,059.

As of November 30, 2005, the Company’s net working capital was $6,035,029 and its total cash and cash equivalents were $6,760,832. The Company has no planned material capital expenditures, significant payments due on long-term obligations, or other demands or commitments to be incurred beyond the next 12 months. However, the Company anticipates entering into significant contracts to perform clinical trials in calendar year 2006 that will extend into calendar year 2007. With the completion of the December 30, 2005 transaction, the Company anticipates that it will need to raise additional capital in the second half of calendar year 2007 to fund the ongoing FDA approval process.

Off-Balance Sheet Arrangements

We have entered into the following off-balance sheet arrangements:

•
Employee Agreements-Officers. To attract and retain qualified management personnel, the Company has entered into employment agreements with four executive officers: Steven H. Kane, President and Chief Executive Officer, Victor S. Sloan, MD, Senior Vice President and Chief Medical Officer, Hector W. Alila, DVM, Ph.D., Senior Vice President of Drug Development, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary.

•
Directors Agreements. To attract and retain qualified candidates to serve on the Board of Directors, the Company has entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, and Eugene A. Bauer, MD and Peter G. Tombros, under which Messrs. Raab, Holstrom, Dr. Bauer and Mr. Tombros receive annual payments aggregating $150,000, $20,000, $20,000 and $20,000, respectively, as directors’ fees.

•
Operating Lease - Office Space. The Company has entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007. On November 18, 2005, the company modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008.

•
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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	1,090,369	1,090,369	0	0	0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	349,051	9,076	339,975	0	0
Operating Lease - Copier	12,946	249	8,963	3,735	0
Capital Lease - Lab Equipment	9,425	9,425	0	0	0
Total	1,671,792	1,319,119	348,938	3,735	0

Critical Accounting Policies and Estimates

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

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the three months ended November 30, 2005. The Company did not make any changes to those policies during the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its Chief Executive Officer and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of November 30, 2005, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control

There have been no significant changes in the Company’s internal controls or any other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 25, 2005, the Company held its 2005 annual meeting of stockholders. Based on the Inspector of Elections Report, dated October 25, 2005, the voting results for the matters submitted to a vote of the Company’s stockholders at such meeting were as follows:

1. Amendment to the Protalex, Inc. amended Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock

Votes For	Votes Against	Abstentions
14,089,586	27,350	300

2. Amendment to the Protalex, Inc. 2003 Stock Option Plan:

Votes For	Votes Against	Abstentions
11,589,688	658,112	90,450

3. Seven board nominees for director were elected for terms expiring at the 2006 annual meeting of stockholders, as follows:

Nominee	Votes For	Votes Withheld
G. Kirk Raab	13,742,621	374,615
Steven H. Kane	13,742,621	374,615
Dinesh Patel	13,742,621	374,615
Carleton A. Holstrom	13,742,621	374,615
Frank M. Dougherty	13,742,621	374,615
Thomas P. Stagnaro	10,789,961	3,327,275
Eugene A. Bauer	13,742,621	374,615

4. A proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal year ending May 31, 2006 was approved, as follows:

Votes For	Votes Against	Abstentions
14,115,986	750	500

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
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

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.
3.3*	State of Delaware, Certificate of Amendment of Certificate of Incorporation
10.1*	Employment contract with Steven H. Kane, President and Chief Executive Officer, dated October 25, 2005.
10.2*	Clinical Study Agreement with PAREXEL International, LLC, dated October 19, 2005.
10.3	Agreement with Peter G. Tombros dated November 8, 2005 (Incorporate by reference to Exhibit 99.1 to the Form 8-K filed and filed with the Securities and Exchange Commission on November 14, 2005).
10.4
Modified lease agreement with Union Square LP, dated November 18, 2005 (Incorporate by reference to Exhibit 99.1 to the Form 8-K filed and filed with the Securities and Exchange Commission on November 22, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC

Date: January 13, 2006	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief
Executive Officer

Date: January 13, 2006	By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance, Chief Financial Officer,
Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 1, 2004 and filed with the Securities and Exchange Commission on December 6, 2004.
3.3*	State of Delaware, Certificate of Amendment of Certificate of Incorporation
10.1*	Employment contract with Steven H. Kane, President and Chief Executive Officer, dated October 25, 2005.
10.2*	Clinical Study Agreement with PAREXEL International, LLC, dated October 19, 2005.
10.3	Agreement with Peter G. Tombros dated November 8, 2005 (Incorporate by reference to Exhibit 99.1 to the Form 8-K filed and filed with the Securities and Exchange Commission on November 14, 2005).
10.4
Modified lease agreement with Union Square LP, dated November 18, 2005 (Incorporate by reference to Exhibit 99.1 to the Form 8-K filed and filed with the Securities and Exchange Commission on November 22, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
* Filed herewith