Form 10QSB
period 2006-02-28
PROTALEX INC
filed 2006-04-14
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 22,210,790 shares of common stock, as of April 14, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	February 28, 2006	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,816,904	$9,453,367
Prepaid expenses and employee advances	50,114	9,281

Total current assets	10,867,018	9,462,648

PROPERTY & EQUIPMENT:
Lab equipment	327,287	313,613
Office and computer equipment	157,787	157,787
Furniture & fixtures	33,128	25,556
Leasehold improvements	89,967	27,060

	608,169	524,016
Less accumulated depreciation and amortization	(452,987)	(400,387)

	155,182	123,629
OTHER ASSETS:
Deposits	7,590	7,590
Intellectual technology property, net of
accumulated amortization of $6,438 and $5,673 as
of February 28, 2006 and May 31, 2005, respectively	13,862	14,627

Total other assets	21,452	22,217

	$11,043,652	$9,608,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligation	$3,738	$20,046
Accounts payable	405,908	866,628
Payroll and related liabilities	147,801	28,835
Accrued expenses	437,525	81,517

Total current liabilities	994,972	997,026

OTHER LIABILITIES	-	4,655

Total liabilities	994,972	1,001,681

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 and 40,000,000 shares authorized as of February 28, 2006 and May 31, 2005 respectively, 22,038,353 and 19,393,221 shares issued and outstanding as of February 28, 2006 and May 31, 2005, respectively	220	194
Additional paid in capital	26,767,809	20,913,822
Deficit accumulated during the development stage	(16,719,349)	(12,307,203)

Total stockholders’ equity	10,048,680	8,606,813

	$11,043,652	$9,608,494

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
For the nine and three month periods ended February 28, 2006 and 2005, and From
Inception (September 17, 1999) through February 28, 2006

					From
	Nine	Nine	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	(2,731,240)	(2,513,987)	(1,044,226)	(874,723)	(9,934,056)
Administrative	(1,569,182)	(1,034,929)	(603,798)	(429,075)	(5,383,622)
Professional fees	(336,688)	(525,512)	(110,394)	(258,320)	(1,616,646)
Depreciation and amortization	(3,155)	(3,991)	(1,050)	(1,258)	(149,261)

Operating loss	(4,640,265)	(4,078,419)	(1,759,468)	(1,563,376)	(17,083,585)

Other income (expense)
Interest income	228,860	92,563	93,419	45,926	445,326
Interest expense	(741)	(2,128)	(127)	(491)	(70,510)
Loss on disposal	-	-	-	-	(10,580)

Net loss	$(4,412,146)	$(3,987,984)	$(1,666,176)	$(1,517,941)	$(16,719,349)

Weighted average number of common
shares outstanding	20,013,580	16,791,933	21,173,309	16,791,933	13,578,228

Loss per common share - basic and diluted	$(.22)	$(.24)	$(.08)	$(.09)	$(1.23)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the nine month periods ended February 28, 2006 and 2005 and From
Inception (September 17, 1999) through February 28, 2006
(Unaudited)

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,412,146)	$(3,987,984)	$(16,719,349)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	-	-	10,580
Depreciation and amortization	53,365	40,853	481,946
Non cash compensation expense	343,046	256,955	1,878,892
Non cash expenses	-	-	16,644
(Increase) in:
Prepaid expense and employee advances	(40,833)	(842)	(57,704)
(Decrease) increase in:
Accounts payable and accrued expenses	(104,712)	342,534	843,433
Payroll and related liabilities	118,966	(894)	147,801
Other liabilities	(4,655)	3,094	-

Net cash and cash equivalents used in operating activities	(4,046,969)	(3,346,284)	(13,397,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	-	-	(20,000)
Acquisition of equipment	(84,153)	(71,057)	(494,689)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a recapitalization	-	-	(250,000)
Proceeds from disposal of equipment	-	-	6,000

Net cash and cash equivalents used in investing activities	(84,153)	(71,057)	(758,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, net of costs	5,510,967	-	25,338,625
Principal payment on equipment notes payable
and capital leases	(16,308)	(15,234)	(291,673)
Contribution by shareholders	-	-	183,569
Principal payment on note payable to individuals	-	-	(225,717)
Issuance of note payable to individuals	-	-	368,546
Acquisition of common stock	-	-	(400,000)

Net cash and cash equivalents provide by (used in) financing activities	5,494,659	(15,234)	24,973,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,363,537	(3,432,575)	10,816,904

Cash and cash equivalents, beginning	9,453,367	9,292,783	-

Cash and cash equivalents, end	$10,816,904	$5,860,208	$10,816,904

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$614	$2,128	$66,770

Taxes paid	$14,952	$-	$15,052

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

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2006 the Company had a total of 8,850,892 potentially dilutive securities.

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

					From
	Nine	Nine	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005	2006
Net loss, as reported	$(4,412,146)	$(3,987,984)	$(1,666,176)	$(1,517,941)	$(16,719,349)
Add: Stock-based employee
Compensation expense
included in reported
net loss	343,046	219,003	49,535	67,487	1,226,068
Deduct: Stock-based employee
Compensation expense
determined under fair-
value method for all
awards	(1,015,133)	(1,166,164)	(196,267)	(617,679)	(4,304,782)

Pro forma net loss	$(5,084,233)	$(4,945,145)	$(1,812,908)	$(2,068,133)	(19.798,063)

Loss per share, as reported basic
and diluted	$(.22)	$(.24)	$(.08)	$(.09)	$(1.23)
Pro forma loss per share basic and
diluted	$(.25)	$(.29)	$(.09)	$(.12)	$(1.46)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	From Inception Through
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005	February 28, 2006
Dividends per year	0	0	0	0	0
Volatility percentage	107-114%	103%	114%	103%	90%-131%
Risk free interest rate	3.85-4.42%	2.57-3.52%	4.39%	3.52%	2.07%-5.11%
Expected life (years)	4	4	4	4	3-5

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

NOTE D - RELATED PARTIES

For the nine and three month period ended February 28, 2006 the Company incurred $64,432 and $43,715, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the nine and three month period ended February 28, 2005 the Company incurred $10,060 and $5,128, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the nine and three month period ended February 28, 2006, the Company incurred $112,500 and $37,500 respectively, for this director’s fee. For the nine and three month period ended February 28, 2005, the Company incurred $112,500 and $37,500 respectively, for this director’s fee.

The Company has agreements with Carleton A. Holstrom, Eugene A. Bauer, M.D. and Peter G. Tombros to pay each of them $1,667 per month on a quarterly basis payable in arrears as a director fee. For the nine and three month periods ended February 28, 2006, the Company incurred $35,000 and $15,000, respectively, for these directors’ fees. For the nine and three month periods ended February 28, 2005, the Company incurred $5,000 for these directors’ fees.

NOTE E - CAPITAL RAISE

On December 30, 2005, the Company raised $5,839,059 through the sale of 2,595,132 shares of its common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of its common stock, at an exercise price of $2.99 per share. The warrants expire on December 30, 2010. Net of transaction costs of $328,092, the Company’s proceeds were $5,510,967.

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

Staffing plans for fiscal 2006 include additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in the Company’s business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will require competitive salaries to attract and retain qualified personnel. On April 3, 2006, the Company announced the hiring of John Stockmal as Director of Project Management.

Research and Development Expenses - Research and Development expenses were $2,731,240 and $1,044,226 for the nine and three months ended February 28, 2006, compared with $2,513,987 and $874,723 for the nine and three months ended February 28, 2005. The increase in this quarter of $169,503 or 19% was primarily due to an increase in clinical personnel when compared to the same period in 2005.

Administrative Expenses - Administrative expenses were $1,569,182 and $603,798 for the nine and three months ended February 28, 2006, compared with $1,034,929 and $429,075 for the nine and three months ended February 28, 2005. The increase in this quarter of $174,723 or 41% was due to compensation increases for existing personnel. Stock based compensation decreased in this quarter by $17,952 when compared to the same period in 2005.

Professional Fees - Professional fees were $336,688 and $110,394 for the nine and three months ended February 28, 2006, compared with $525,512 and $258,320 for the nine and three months ended February 28, 2005. The decrease of $147,926 or 57% was due to a decrease in activity in the areas of legal, audit, tax, employee recruitment, investment banking fees, investor relations and the Scientific Advisory Board when compared to the same period in 2005.

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

On December 30, 2005, the Company raised $5,839,059 through the sale of 2,595,132 shares of its common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of its common stock, at an exercise price of $2.99 per share. The warrants expire on December 30, 2010. Net of transaction costs of $328,092, the Company’s proceeds were $5,510,967.

As of February 28, 2006, the Company’s net working capital was $9,872,046 and its total cash and cash equivalents were $10,816,904. The Company has no planned material capital expenditures, significant payments due on obligations, or other demands or commitments to be incurred beyond the next 12 months. However, the Company anticipates entering into significant contracts to perform clinical trials and contract manufacturing in calendar year 2006 that will extend into calendar year 2007. With the completion of the December 30, 2005 transaction, the Company anticipates that it will need to raise additional capital in the second half of calendar year 2007 to fund the ongoing FDA approval process.

Off-Balance Sheet Arrangements

We have entered into the following off-balance sheet arrangements:

•
Employee Agreements-Officers. To attract and retain qualified management personnel, the Company has entered into employment agreements with three executive officers: Steven H. Kane, President and Chief Executive Officer, Victor S. Sloan, MD, Senior Vice President and Chief Medical Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary.

•
Directors Agreements. To attract and retain qualified candidates to serve on the Board of Directors, the Company has entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, Eugene A. Bauer, MD and Peter G. Tombros, under which Messrs. Raab, Holstrom, Dr. Bauer and Mr. Tombros receive annual payments aggregating $150,000, $20,000, $20,000 and $20,000, respectively, as directors’ fees.

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

•	Operating Lease - Copier. The Company has entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

•	Capital Lease - Lab Equipment. The Company has entered into a thirty-six month capital lease for a HPLC protein separator. The lease commenced on April 13, 2003 and will expire May 1, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$1,001,320	$1,001,320	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	339,975	157,664	182,311	0	0
Operating Lease - Copier	12.200	2,490	8,963	747	0
Capital Lease - Lab Equipment	3,770	3,770	0	0	0
Total	$1,567,265	$1,375,244	$191,274	$747	$0

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

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the nine months ended February 28, 2006. The Company did not make any changes to those policies during the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its Chief Executive Officer and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of February 28, 2006, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

3.3
State of Delaware, Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Form 10-QSB filed with the Securities and Exchange Commission on January 13, 2006).

10.1*†	Service Contract with AAIPharma Inc. dated February 8, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith
† Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTALEX, INC.

Date: April 14, 2006	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief
Executive Officer

Date: April 14, 2006	By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
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

3.3
State of Delaware, Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Form 10-QSB filed with the Securities and Exchange Commission on January 13, 2006).

10.1*†	Service Contract with AAIPharma Inc. dated February 8, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith