Form 10KSB
period 2006-05-31
PROTALEX INC
filed 2006-07-28
CIK 1099215

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended May 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______  to ______

Commission file number 000-28385

Protalex, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	91-2003490 (I.R.S. Employer Identification No.)

145 Union Square Drive	New Hope, PA 18938

(Address of principal executive offices)	(Zip Code)

(215) 862-9720 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

State issuer’s revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $62,880,988 as of July 24, 2006.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 28,490,964 as of July 24, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No  ☒
Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (which will be filed within 120 days after the close of the Company’s fiscal year ended May 31, 2006) are incorporated herein by reference. With the exception of those portions which are specifically incorporated by referenced in this Annual Report on Form 10-KSB, the Proxy Statement for the 2006 Annual Meeting of Stockholders is not deemed to be filed as a part of this Report.

References in this report to “we,” “us”, “our” “the Company” and “Protalex” refer to Protalex, Inc., a Delaware corporation, unless the context requires otherwise.

i

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference into this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent that the information presented in this report discusses financial projections, information or expectations about Protalex’s business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “future,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward looking statements include, without limitation:

•	statements about our product development and commercialization goals and expectations;

•	potential market opportunities;

•	our plans for and anticipated results of our clinical development activities;

•	the potential advantage of our product candidates;

•	statements about our future capital requirements, the sufficiency of our capital resources to meet those requirements and the expected composition of our capital resources; and

•	other statements that are not historical facts.

Forward-looking statements are based on the judgment of management at the time the statements are made. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and Protalex, Inc. “Management’s Discussion and Analysis or Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and Protalex, Inc. “Management’s Discussion and Analysis or Plan of Operation” sections, and other sections of this report.

Investors should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Protalex undertakes no obligation to publicly update any forward-looking statement to reflect new information, events or circumstances, whether anticipated or unanticipated, or to conform the statement to actual results or changes in Protalex’s expectations.

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

In September 1999, Protalex acquired a majority of the issued and outstanding shares of common stock of Enerdyne from Don Hanosh, pursuant to a Stock Purchase Agreement between Protalex, Enerdyne and Mr. Hanosh. In November 1999, Protalex merged with and into Enerdyne pursuant to a Merger Agreement and Plan of Reorganization, and Enerdyne changed its name to Protalex, Inc. After the merger, Protalex’s former stockholders held approximately 92% of the shares of our common stock, and Enerdyne’s former stockholders held approximately 8% of the shares of our common stock. On December 1, 2004, Protalex, Inc., a New Mexico corporation, consummated a merger with and into its newly-formed, wholly-owned subsidiary, Protalex Delaware, in order to reincorporate in the State of Delaware. Our authorized capital stock consists of 100,000,000 shares of $0.00001 par value common stock.

We are a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects. However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials. We currently have no product on the market. We are initially targeting the autoimmune diseases idiopathic thrombocytopenic purpura or ITP and Rheumatoid Arthritis, or RA.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding.

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

Our bioregulatory compounds are based on the principle of normalizing the activities of immune cells at a more basic level than traditional pharmaceutical agents, which act upon the end products of complex body functions. In autoimmune disease models, PRTX-100, which is a natural compound, has reversed the pathologic process resulting in a restoration and maintenance of normal healthy tissue. We intend to bring this biotechnology to bear on a range of serious autoimmune diseases that affect millions of sufferers worldwide, for indications such as pemphigus, Graves’ disease, antiphospholipid syndrome, systemic lupus erythematosus or lupus, psoriasis, inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, insulin-dependent diabetes mellitus, and multiple sclerosis. To date, however, we have not conducted any pre-clinical trials related to the treatment of these diseases and to do so would require substantial additional capital infusions.

We are creating a class of human pharmaceuticals from organic molecules to regulate the immune system with persisting effects. We plan to bring to market our lead product, PRTX-100, a drug designed to combat the effects of ITP, RA and, potentially, other autoimmune diseases. We have completed pre-clinical studies on PRTX-100 and filed an Investigational New Drug, or IND, application with the United States Food and Drug Administration or FDA, on March 4, 2005. On March 31, 2005, the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. On August 10, 2005, we formally replied to the FDA. On September 9, 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial on December 5, 2005 and completed that Phase I clinical trial in March 2006. We anticipate that the Phase II in ITP will commence before the end of calendar year 2006.

We are also broadening our intellectual property and developing our management team, facilities and operational infrastructure for commercialization of our products. Our business and laboratory operations are located in New Hope, Pennsylvania. We also outsource some of our activities to premier contract organizations and facilities. For example, we are in the process of completing the manufacturing of PRTX-100 under Current Good Manufacturing Practices, or cGMP, in quantities we believe are sufficient for the upcoming Phase II clinical trial in ITP. We also plan to contract with a third-party contract research organization to run our clinical trials in the United States and potentially in international locations.

Our in-house research includes demonstrating the efficacy of PRTX-100 in well established and characterized animal models of RA and other autoimmune diseases. For example, we have tested PRTX-100 in murine collagen induced arthritis, or CIA, model of human RA. This is the model that was used to test the efficacy of the FDA approved drug, etanercept, or Enbrel®. PRTX-100 has also demonstrated its efficacy in an animal model of systemic lupus erythematosus. Our scientists are also investigating the mechanism of action and developing a second-generation class of compounds. Our laboratory personnel are also developing analytical methods to screen derivative compounds for bioactivity, measure drug concentrations in the blood, and measure systemic effects to be used in evaluating the efficacy and safety data in human clinical trials.

Pre-clinical safety studies for PRTX-100 have been conducted and no evidence of abnormal clinical reactions or toxicity had been observed. These studies and the pre-clinical efficacy studies were the foundation for the IND application. IND-related activities included manufacturing and formulation of PRTX-100 for animal toxicity testing, arranging for packaging and testing, designing clinical trial protocols, and planning the clinical trials with physicians who will be investigators in the trials.

In March 2006, we completed our Phase I trial of our lead compound, PRTX-100 in humans. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic profile was favorable and the pre-clinical pharmacokinetic data were confirmed by the data in this Phase I trial.

We have concluded eight prior private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials. The most recent private placement in July 2006 raised approximately $15.2 million. Since we have completed our Phase I clinical trial and have started the planning process for the Phase II clinical trial, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process.

As our lead product moves closer to the marketing stage, we intend to look for opportunities to enter into collaborative arrangements with larger strategic partners to market and sell our products in the United States and in foreign markets. We anticipate seeking out partners who would be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and/or clinical trials required to obtain regulatory approval. In return for such payments, we could grant these partners rights to market certain of our products in particular geographical regions. We are also evaluating the alternative approach of pursuing our programs independently with the intention of becoming a fully integrated biopharmaceutical company.

About Bioregulation

The immune system exists to protect the body from foreign agents such as bacteria and viruses. In a normal functioning system, a complex set of interactions results in the destruction of these outside bodies. An important aspect of this process is the ability to recognize self, or normal tissue, from non-self, or foreign agents. Autoimmune diseases such as ITP, RA and others result when this self-recognition goes awry and the immune system mistakenly identifies normal tissue as foreign. In RA, the dysregulation of the immune system causes the joint lining to form invasive tissue that degrades cartilage and bone. With the current treatments available, prevention of long-term damage in RA requires ongoing indefinite drug therapy. The vast majority of FDA approved drugs for the treatment of RA carry significant side effects such as potential infections and development of cancer. They generally target specific products of the immune response that are formed well after the system has lost its ability to self-regulate. We believe our bioregulatory compound PRTX-100 has the potential to restore normal immune response by targeting the disease at its source.

We have discovered a method of “restoring” the immune system through the use of a natural compound called PRTX-100, which has been shown to have minimal side effects at treatment dosages in animal studies. It also has been shown to work very early in the immune response to prevent the activation of lymphoid cells and the secretion of pathogenic cytokines. In the animal model specifically designed to evaluate the efficacy of anti-arthritic drugs, PRTX-100 has not only inhibited the development of inflammation, but also repaired and/or reversed the tissue damage caused by inflammatory response.

Animal Studies

PRTX-100 has proven effective in two clinical standard mouse autoimmune models:

Collagen-Induced Arthritis— PRTX-100 has demonstrated reproducible efficacy in a well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel®, a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of Enbrel® suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel® showed a resumption of joint inflammation and tissue damage. This response to Enbrel® was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies has been used to serve as a rationale for conducting clinical trials in human patients.

BXSB Mice— These animals are genetically predisposed to autoimmune diseases. This model is used to evaluate drugs for autoimmune diseases such as lupus, Crohn’s disease and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies, mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement, or splenomegaly, was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease. Treatment with PRTX-100 also reduced non-specific immunoglobulin production and specific autoantibody production and restored the number and function of immune cells known as T and B lymphocytes. These results represent improvement in a whole animal setting in this complex disease syndrome.

Completed pre-clinical safety studies in animals have shown no drug-related toxicity. The studies were conducted in New Zealand white rabbits which are a very sensitive model to show any potential toxicity of immunomodulatory drugs such as PRTX-100. All of the animals in this study survived to scheduled euthanasia. No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with PRTX-100 compared with controls treated with vehicle, or the same dilutive material less PRTX-100. These study results were a crucial component of our IND application with the FDA.

We have performed additional studies in non-human primates to determine the pharmacokinetics of PRTX-100. The results of those studies have indicated more favorable dosing schedules due to longer half lives than studies obtained from rodents. Since non-human primates are more closely related to humans, we decided to perform additional toxicology studies in monkeys to establish the toxicity and starting doses in humans.

Manufacturing

We have in the past contracted the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium. The formulation, stability testing and packaging of the final product for clinical supplies are conducted at another reputable FDA-approved company in the United States. These companies have provided the product for both toxicological testing and clinical supplies. The drug is produced under cGMP. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources.

Markets

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. According to the Platelet Disorders Support Association, approximately 200,000 individuals are affected by ITP, with women affected approximately three times as often as men. It can affect all ages and ethnic groups, and about 50% of the new cases occur in children. Current treatment includes corticosteroids and removal of the spleen. Although most cases can be controlled with therapy, the treatments can have significant side effects and there is currently no broadly effective curative therapy.

RA will continue to be a long term focus. RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which most available treatments are expensive. Many patients may either not respond to existing drugs or have dose-limiting toxicities. Therefore, there remains a significant unmet need in RA. If approved, we anticipate that PRTX-100 will provide these patients with a choice of therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio.

RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. Navigant Consulting estimated that the RA market for 2006 would surpass $6.2 billion and estimates that it will increase to $14.8 billion by the end of 2009.

Currently, no uniformly effective treatment for RA exists. Current treatments are costly, and in most cases must be continued for decades. In contrast, we believe that bioregulator therapy such as PRTX-100 would be potentially much more cost-effective and efficacious. We anticipate that our products will potentially be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed However, the information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a broad range of autoimmune diseases, which in total cause significant morbidity and mortality.

Another objective is the development of second-generation compounds to add to our pharmaceutical product portfolio. The characterization of the new compounds is underway and the patent application process is ongoing.

Additionally, our goal is to pursue FDA approval to treat other autoimmune diseases, where the drugs’ ability to decrease the inflammatory response will abrogate the underlying disease processes. The BXSB animal model is a generalized autoimmune model, so efficacy in pre-clinical trials shows promise in treating other autoimmune diseases. We intend to begin pre-clinical studies in autoimmune diseases other than RA during fiscal year 2007.

Competition

We believe, based on the pre-clinical trials and the result of the Phase I clinical trial, that our compound, PRTX-100, has a potential competitive advantage, as it may require lower doses and has the potential to be more convenient, safer and more efficacious than existing therapies. This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $10,000 to $30,000 per patient, according to an article entitled “Adalimumab: The First Entirely Human Monoclonal Antibody for Rheumatoid Arthritis,” by pharmacists Alicia Mack and Jessica Neely, as well as Thompson Micromedix respectively. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;

•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;

•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®);

•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®).

•	Costimulatory molecule inhibitor (abatacept, Orencia® Anti CD20 therapy, and rituximab (Rituxan®)

•
“Immunoadsorption Therapy,” also known as Prosorba®, now in limited use in Europe and the United States, entailing weekly sessions during which a patient’s blood is separated and passed through a molecular filter. The use of such extreme treatment modalities emphasizes the unmet need for a new treatment for patients who cannot respond to existing therapies.

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation and Johnson & Johnson, Inc. dominating the market with their respective products, Enbrel® and Remicade®. According to MedAd News dated June 2006, Enbrel®, a soluble receptor construct that is administered subcutaneously, generated estimated revenue of $3.7 billion, Remicade®, a chimeric monoclonal antibody administered by intravenous infusion, generated estimated revenue of $3.5 billion in 2005, and Abbot’s Humira®, generated estimated revenue of $1.4 billion in 2005. Another recent entrant into the RA market is a less well-known product by Amgen Corporation, Anakinra (Kineret®).

Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with TNF inhibitors. Disseminated tuberculosis due to reactivation of latent disease was also seen commonly with in clinical trials of TNF inhibitors. There is also a possibly increased risk of lymphoma in patients treated with TNF inhibitors. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel® and the other TNF inhibitors. There was also an increased risk of serious infections with rituximab therapy in clinical trials, and abatacept has also been associated with an increased risk of serious infections. Findings such as these indicate that new and safer treatments for autoimmune diseases such as RA are needed. The Company anticipates that PRTX-l00 and its other products will provide such opportunity, but there can be no assurance that such results will occur.

There are two companies that are developing thrombopietin agonists for treating ITP. GlaxoSmithKline’s drug #497115 and Amgen’s AMG 531 are both in Phase II clinical trials.

If a patent is issued under our U.S. patent application, that patent may be a potential barrier to entry that could prevent competitors from implementing the same procedures as we have completed. However, we may be unable to protect these proprietary rights. See the risk factor titled “If we are unable to obtain, protect, and maintain our proprietary rights in intellectual property, we may not be able to compete effectively or operate profitably” on page 9 of this report.

Government Regulation

Our ongoing research and development activities, and our future manufacturing and marketing activities, are subject to extensive regulation by numerous governmental authorities, both in the United States and in other countries. In the United States, the FDA regulates the approval of our products under the authority of the Federal Food, Drug and Cosmetics Act.

In order to obtain FDA approval of our drugs, extensive pre-clinical and clinical tests must be conducted and a rigorous clearance process must be completed. Final approval by the FDA for safety and efficacy may take several years and require the expenditure of substantial resources.

Clinical studies are typically conducted in three sequential phases, although these phases may overlap. In Phase I trials, a drug is tested for safety in one or more doses in a small number of patients or healthy volunteers. In Phase II trials, efficacy and safety are tested in up to several hundred patients. Phase III trials involve additional safety, dosage and efficacy testing in an expanded patient population at multiple test sites.

The results of the pre-clinical and clinical trials are submitted to the FDA in the form of a Biological License Application, or BLA. The approval of a BLA may take substantial time and effort. In addition, upon approval of a BLA, the FDA may require post marketing testing and surveillance of the approved product, or place other conditions on their approvals.

Sales of new drugs outside the United States are subject to foreign regulatory requirements that differ from country to country. Foreign regulatory approval of a product must generally be obtained before that product may be marketed in those countries.

We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as current good manufacturing practices, or cGMP, and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If our facilities, or the facilities of our manufacturers or suppliers, cannot pass a preapproval plant inspection, the FDA will not approve the marketing of our product candidates. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements.

Patents, Trademarks, and Proprietary Technology

Our success will depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002 and prosecution of this patent application is ongoing. We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union. Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

On July 26, 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the PTO. This does not mean that we will not succeed in obtaining meaningful claims relative to the use of Protein A in the treatment of autoimmune diseases. While the PTO office action is denoted as final, there are several options to pursue acceptance. We have the right to request an interview with the patent examiner and his respective supervisor, file a continuation application or file an appeal. We intend to pursue all options which we deem necessary in pursuit of an approval of our initial patent application.

Employees

We currently have ten full-time employees. None of our employees are represented by an organized labor union. We believe our relationship with our employees is very good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute our business plan, carry out product development and secure advantages over our competitors. No assurances can be given that we will be able to provide the overall compensation necessary to retain such skilled employees.

The risk factors listed in this section, as well as any other cautionary language appearing in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Form 10-KSB could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business

We have a history of significant losses, and we may never achieve or sustain profitability.

We are focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2006, our cumulative net loss was $18,411,605. Our net loss was $6,104,402 for the fiscal year ended May 31, 2006. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

If we fail to obtain regulatory approvals for PRTX-100 or any other drug we develop, we will not be able to generate revenues from the commercialization or sale of those drugs.

We must receive regulatory approval of each of our drugs before we can commercialize or sell that product. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product we develop, as well as the distribution and marketing of these products, are regulated by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay our receipt of revenues, if any, from PRTX-100 or any other drug we develop. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of PRTX-100 or any other drug we develop or will result in a marketable product.

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. We therefore cannot assure you that the results from our clinical trials will be successful or that the results from our pre-clinical trials for PRTX-100 or any other drug we develop will be predictive of results obtained in future clinical trials. Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our clinical trials will establish the safety and efficacy of PRTX-100 or any other drug we develop sufficiently for us to obtain regulatory approval.

If we are unable to enroll enough patients to complete our clinical trials, regulatory agencies may delay their review of, or reject our applications, which may result in increased costs and harm our ability to develop products.

Regulatory agencies may delay reviewing our applications for approval, or may reject them, based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

Our products, if approved, may fail to achieve market acceptance.

There can be no assurance that any products we successfully develop, if approved for marketing, will achieve market acceptance or generate significant revenues. We intend for our products, including PRTX-100, to replace or alter existing therapies or procedures, and hospitals, physicians or patients may conclude that these products are less safe or effective or otherwise less attractive than existing therapies or procedures. If our products do not receive market acceptance for any reason, it would adversely affect our business, financial condition and results of operations.

Further, our competitors may develop new technologies or products that are more effective or less costly, or that seem more cost-effective, than our products. We can give no assurance that hospitals, physicians, patients or the medical community in general will accept and use any products that we may develop.

If we cannot raise additional capital on acceptable terms, we will be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidates.

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•	the progress of pre-clinical development and laboratory testing and clinical trials;

•	time and costs involved in obtaining regulatory approvals;

•	the number of products we pursue;

•	costs in filing and prosecuting patent applications and enforcing or defending patent claims; and

•	the establishment of selected strategic alliances and activities required for product commercialization.

In order to raise additional capital, we would seek funding through private or public sales of our securities. This funding may significantly dilute existing stockholders and, if we are able to obtain this funding from one or more strategic partners, they may limit our rights to our technology. No assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. If we were to encounter any future problems with our previously filed and approved IND application or otherwise advance in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

If we are unable to obtain, protect, and maintain our proprietary rights in intellectual property, we may not be able to compete effectively or operate profitably.

Our commercial success depends, in large part, on our ability to obtain and maintain intellectual property protection for our technology covering our product candidates and avoiding infringement of the proprietary technology of others. Our ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our industry are still evolving. However, we will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We have tried to protect our proprietary position by filing a U.S. patent application related to PRTX-100. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Our pending patent application or those we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, licensors, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information, or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent was to be disclosed to or independently developed by a competitor, our business and financial condition could be adversely affected.

If other companies claim that we infringe their proprietary technology, we may incur liability for damages or be forced to stop our development and commercialization efforts.

Competitors and other third-parties may initiate patent litigation against us in the United States or in foreign countries based on existing patents or patents that may be granted in the future. These lawsuits can be expensive and would consume time and other resources even if unsuccessful or brought without merit. Our competitors may have sought or may seek patents that cover aspects of our technology.

We are aware that a third-party has a pending patent application for technologies generally related to ours, and more patents for similar technologies may be filed in the future. In the United States, patent applications may remain confidential after filing or publish 18 months after filing.

Owners or licensees of patents may file one or more infringement actions against us. Any such infringement action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. Furthermore, an adverse outcome from this type of claim could subject us to a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. Alternatively, we could be required to license disputed rights from the third party. If a court determines, or if we independently discover, that any of our products or manufacturing processes violates third-party proprietary rights, we might not be able to reengineer the product or processes to avoid those rights, or obtain a license under those rights on commercially reasonable terms, if at all.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third-parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our patent application at risk of not issuing.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could negatively affect our business and financial results.

If third-party manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

We have relied on, and intend to rely in the future, in part, on third-party contract manufacturers to supply, store and distribute PRTX-100 and other potential products. Any products we develop may be in competition with other product candidates and products for access to these facilities. Thus, we may not be successful in contracting with third-party manufacturers, or they may not be able to manufacture these candidates and products in a cost-effective or timely manner. Additionally, our reliance on third-party manufacturers exposes us to the following risks, any of which could delay or prevent the completion of (x) our clinical trials, (y) the approval of our products by the FDA or (z) the commercialization of our products, resulting in higher costs or depriving us of potential product revenues:

•
Contract manufacturers are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. Their failure to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products. Additionally, failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

•
It may be difficult or impossible for us to find replacement manufacturers quickly on acceptable terms, or at all. For example, we have initially relied on a single contract manufacturer, Eurogentec S.A., to produce PRTX-100. Changing this manufacturer, or changing the manufacturer for any other products we develop, may be difficult. The number of potential manufacturers is limited, and changing manufacturers may require confirmation of the analytical methods of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such confirmation of the analytical methods may be costly and time-consuming.

•	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency, and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be delayed, and our ability to commercialize this product could be impaired or precluded.

We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

To date, PRTX-100 has been manufactured in enough quantities to conduct our clinical trials. If this product were approved by the FDA for commercial sale, we would need to manufacture it in larger quantities. We have no manufacturing facilities at this time, and we have no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing equipment. Thus, we would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow us to commercialize it. If we are unable to increase the manufacturing capacity for PRTX-100, or any other product we may develop, we may experience delays in or shortages in supply when launching them commercially.

We have no experience selling, marketing or distributing our products and no internal capability to do so.

If we receive regulatory approval to commence commercial sales of PRTX-100, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have limited experience. To market our product directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third-parties or gain market acceptance for our product. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third-parties. Those efforts may not succeed.

Competition in the pharmaceutical industry is intense; if we fail to compete effectively, our financial results will suffer.

We engage in a business characterized by extensive research efforts, rapid developments and intense competition. We cannot assure you that our products will compete successfully or that research and development by others will not render our products obsolete or uneconomical. Our failure to compete effectively would negatively affect our business, financial condition and results of operations. We expect that successful competition will depend, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. Specifically, other factors we expect will impact our ability to compete include the relative speed with which we can develop products, complete the clinical, development and laboratory testing and regulatory approval processes and supply commercial quantities of the product to the market.

We expect competition to increase as technological advances are made and commercial applications broaden. In commercializing PRTX-100 and any additional products we develop using our technology, we will face substantial competition from large pharmaceutical, biotechnology and other companies, universities and research institutions.

Most of our competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals than us. As well, some of our competitors have advantages over us in manufacturing and marketing pharmaceutical products. We are thus at a competitive disadvantage to those competitors who have greater capital resources and we may not be able to compete effectively.

If we are unable to retain key personnel and hire additional qualified scientific, sales and marketing, and other personnel, we may not be able to achieve our goals.

We depend on the principal members of our scientific and management staff, including Steven H. Kane, our president and chief executive officer, Victor S. Sloan, M.D., our senior vice president and chief medical officer, and Marc L. Rose, CPA, our vice president of finance, chief financial officer, treasurer and corporate secretary. The loss of any of these individuals’ services might significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these individuals.

Mr. Kane, who joined us in December 2002, Dr. Sloan, who joined us in August 2005 and Mr. Rose, who joined us in November 2004, are key members of our management team and are critical in directing and managing our growth and future development. We are not aware of any present intention of any of these individuals to leave our Company.

Our success depends, in large part, on our ability to attract and retain qualified scientific and management personnel such as these individuals. We face intense competition for such personnel and consultants. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future.

Further, we expect that our potential expansion into areas and activities requiring additional expertise, such as further clinical trials, governmental approvals, contract manufacturing and marketing, will place additional requirements on our management, operational and financial resources. We expect these demands will require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could reduce prospects for our success.

Risks Relating to Our Industry

Even if we obtain marketing approval, PRTX-100 will be subject to ongoing regulatory review.

If regulatory approval of PRTX-100 is granted, that approval may be subject to limitations on the indicated uses for which it may be marketed or contain requirements for costly post-marketing follow-up studies. As to products for which marketing approval is obtained, the manufacturer of the product and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. We may be slow to adapt, or we may never adapt, to changes in existing requirements or adoption of new requirements or policies.

If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Market acceptance of PRTX-100 will be limited if users are unable to obtain adequate reimbursement from third-party payors.

Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like PRTX-100, and our commercial success will depend in part on these third-party payors agreeing to reimburse patients for the costs of our product. Even if we succeed in bringing our proposed products to market, we cannot assure you that third-party payors will consider it cost-effective or provide reimbursement in whole or in part for its use.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. PRTX-100 is intended to replace or alter existing therapies or procedures. These third-party payors may conclude that our product is less safe, effective or cost-effective than existing therapies or procedures. Therefore, third-party payors may not approve our product for reimbursement.

If third-party payors do not approve our product for reimbursement or fail to reimburse them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payors make reimbursement available, these payors’ reimbursement policies may adversely affect our ability to sell our product on a profitable basis.

Moreover, the trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our product, which could adversely affect our business, financial condition and results of operations.

In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after the FDA or other regulatory agencies approve PRTX-100 for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals they could negatively affect our business, financial condition and results of operations.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liabilities claims, regardless of their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our product. We currently maintain a $2,000,000 general liability insurance policy and a $3,000,000 clinical liability insurance policy. We intend to expand our liability insurance coverage to any products for which we obtain marketing approval, however, such insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets.

Rapid technological change could make our products obsolete.

Pharmaceutical technologies have undergone rapid and significant change. We expect that pharmaceutical technologies will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compound, product or process we develop may become obsolete before we recover any expenses incurred in connection with their development. Rapid technological change could make our products obsolete, which could negatively affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock has experienced in the past, and may experience in the future, significant price volatility, which substantially increases the risk of loss to persons owning our common stock.

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	rumors relating to us or our competitors;

•	litigation or public concern about the safety of our potential products;

•	our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts; and

•	FDA or international regulatory actions.

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal year ended May 31, 2006, our stock price ranged from a high of $5.00 to a low of $2.00 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

We may be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have periodically instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our common stock is subject to the penny stock rules.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which impose certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 2 - DESCRIPTION OF PROPERTY

We entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007. On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008. The lease contains options to extend for an additional one to two years. In the fiscal third quarter of 2006, we invested $62,907 in leasehold improvements, which will be amortized through January 2008.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and we are not aware of threatened legal proceedings to which any person, officer, affiliate of the Company or any owner of more than 5% of the Company’s stock is an adverse party to or has a material interest adverse to the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2006.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol “PRTX”.

The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the common stock of Protalex for the last two fiscal years. Our fiscal year-end is May 31st. The quotations are taken from Internet quotation sources. The quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Average daily volume was 13,672 shares traded and the annual average closing price was $2.85 for the year ended May 31, 2006.

	High	Low
Fiscal Year 2005
First Quarter	2.95	2.15
Second Quarter	2.95	2.25
Third Quarter	2.95	1.95
Fourth Quarter	2.95	1.95
Fiscal Year 2006
First Quarter	2.95	2.00
Second Quarter	3.10	2.20
Third Quarter	4.00	2.60
Fourth Quarter	5.00	2.66

As of July 24, 2006, we had 28,490,964 shares of common stock outstanding, which were held by approximately 465 stockholders of record. The transfer agent for our common stock is American Stock Transfer & Trust Company, Operations Center 6201 15th Avenue Brooklyn, NY 11219.

Dividend Policy - No dividends have been declared or paid to date on any of our capital stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 7, 2006, the Company raised $15,177,534 through the sale of 6,071,013 shares of its common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of its common stock, at an exercise price of $3.85 per share. The warrants expire on July 7, 2011. Net of transaction costs of approximately $840,000, the Company’s proceeds were $14,337,252.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA. We submitted the IND application to the FDA on March 4, 2005 and on March 31, 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. On August 10, 2005, we formally replied to the FDA and on September 9, 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial on December 5, 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic profile was favorable and the pre-clinical pharmacokinetic data were confirmed by the data in this Phase I trial.

We anticipate commencing with our Phase II in ITP before the end of calendar year 2006. We also expect that other clinical trial-related activities will occur during the next 12 months, including arranging for packaging and testing, designing clinical trial protocols and completing additional toxicology studies utilizing our manufactured drug. Additionally, we intend to conduct research and pre-clinical activities with PRTX-100 and other compounds in pemphigus, Graves’ disease and other autoimmune indications.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002 and subsequently, we have had ongoing discussions with the PTO. Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans for fiscal 2007 include hiring additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in our business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

In the third fiscal quarter of 2006, we completed the expansion of our current facility in New Hope, PA. Additional expansion of laboratory space is anticipated with our further growth.

Research and Development Expenses - Research and development expenses increased from $3,519,910 in 2005 to $3,840,400 in 2006. The increase of $330,490 or 9% was due to increased clinical personnel, along with activity related to an outside contract research organization for the Phase I clinical trial, on-going product manufacturing and product qualification related costs.

Administrative Expenses - Administrative expenses increased from $1,457,694 in 2005 to $2,175,223 in 2006. The increase of $717,529 or 49% was due primarily to personnel salary and wage increases, and stock based compensation, which is used to attract and reward qualified employees, consultants and board members.

Professional Fees - Professional fees decreased from $714,665 in 2005 to $435,289 in 2006. The decrease of $279,376 or 39% was due to decreased costs in the areas of legal, audit, tax, and employee recruitment. In fiscal 2005, significant legal and audit fees were incurred in connection with the filing of the Company’s Post-Effective Amendment to Registration Statement on Form SB-2 related to its September 2003 offering.

Liquidity and Capital Resources

Since 1999, we have incurred significant losses, and we expect to experience operating losses and negative cash flow for the foreseeable future. Our primary source of cash to meet short-term and long-term liquidity needs is the sale of shares of our common stock. We issue shares in private placements at a discount to the current market price, as such the resale of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-tradable shares on the open market.

On September 19, 2003, we raised $12,657,599 through the sale of 7,445,654 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. The warrants expire on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

On May 25, 2005, we raised $5,057,885 through the sale of 2,593,788 shares of our common stock at $1.95 per share, with warrants to purchase an additional 920,121 shares of our common stock, at an exercise price of $2.25 per share. The warrants expire on May 25, 2010. As part of this transaction, the exercise price for the warrants from the September 2003 transaction were lowered from $2.40 per share to $2.25 per share. Net of transaction costs of $206,692, our proceeds were $4,851,193.

On December 30, 2005, we raised $5,839,059 through the sale of 2,595,132 shares of our common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of our common stock, at an exercise price of $2.99 per share. The warrants expire on December 30, 2010. Net of transaction costs of approximately $328,000, our proceeds were $5,510,967.

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $15,177,534 through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. The warrants expire on July 7, 2011. Net of transaction costs of approximately $840,000, our proceeds were $14,337,252.

As of May 31, 2006, our net working capital was $9,174,737 and our total cash and cash equivalents were $9,992,545. We have no significant payments due on long-term obligations, and other demands or commitments to be incurred beyond the next 12 months. However, we anticipate entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2007 that will potentially extend into future fiscal years. We anticipate investing approximately $400,000 in laboratory equipment in the first half of fiscal year 2007. With the completion of the July 7, 2006 financing transaction, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process. If we are unable to obtain approval of our future IND applications or otherwise advance in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

Off Balance Sheet Arrangements

We have entered into the following off-balance sheet arrangements:

•
Employee Agreements-Officers. To attract and retain qualified management personnel, we have entered into employment agreements with three executive officers: Steven H. Kane, president and chief executive officer, Victor S. Sloan, MD, senior vice president and chief medical officer, and Marc L. Rose, CPA, vice president of finance, chief financial officer, treasurer and corporate secretary.

•
Directors Agreements. To attract and retain qualified candidates to serve on the board of directors, we have entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, Eugene A. Bauer, MD and Peter G. Tombros, under which Messrs. Raab, Holstrom, Dr. Bauer and Mr. Tombros receive aggregate annual cash payments aggregating $150,000, $20,000, $20,000 and $20,000, respectively, as directors’ fees.

•
Operating Lease - Office Space. We have entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007. On November 18, 2005, the company modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008.

•	Operating Lease - Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$1,001,320	$1,001,320	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	298,540	116,229	182,311	0	0
Operating Lease - Copier	11,454	1,743	8,964	747	0
Total	$1,521,314	$1,329,292	$191,275	$747	$0

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note B to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our financial position and results of operations. These policies may involve a high degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from estimates. If different assumptions or conditions were to prevail, the results could be materially different from these reported results. The impact and any associated risks related to these policies on our business operations are discussed throughout this report where such policies affect our reported and expected financial results.

Use of Estimates

The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates have a material impact on our financial statements and are discussed in detail throughout this report.

As part of the process of preparing our financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets, which primarily consist of net operating loss carry-forwards. We have recorded a full valuation allowance of $7,388,000 as of May 31, 2006, due to uncertainties related to our ability to utilize such net operating loss carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable, if at all.

ITEM 7 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors
Protalex, Inc.

We have audited the accompanying balance sheets of Protalex, Inc. (a Delaware Corporation in the development stage) as of May 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the cumulative period from inception through May 31, 2006, as it relates to the fiscal years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from inception through May 31, 2006, as it relates to the fiscal years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
July 21, 2006 (except for Note K, as to
which the date is July 26, 2006)

Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

May 31,

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,992,545	$9,453,367
Prepaid expenses	221,187	9,281

Total current assets	10,213,732	9,462,648

PROPERTY & EQUIPMENT:
Lab equipment	327,287	313,613
Office and computer equipment	157,787	157,787
Furniture & fixtures	40,701	25,556
Leasehold improvements	89,967	27,060

	615,742	524,016
Less accumulated depreciation and amortization	(478,785)	(400,387)

	136,957	123,629
OTHER ASSETS:
Deposits	7,990	7,590
Intellectual technology property, net of accumulated amortization of $6,693 in 2006 and $5,673 in 2005	13,607	14,627

Total other assets	21,597	22,217

	$10,372,286	$9,608,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligation	$0	$20,046
Accounts payable	744,732	866,628
Payroll and related liabilities	67,415	28,835
Accrued expenses	226,848	81,517

Total current liabilities	1,038,995	997,026

Other	3,696	4,655

Total liabilities	1,042,691	1,001,681

STOCKHOLDERS' EQUITY:
Common stock, par value $0.00001, 100,000,000 and 40,000,000 shares authorized as of May 31, 2006 and May 31, 2005 respectively, 22,389,951 and 19,393,221 shares issued and outstanding as of May 31, 2006 and May 31, 2005, respectively	224	194
Additional paid in capital	27,740,976	20,913,822
Deficit accumulated during the development stage	(18,411,605)	(12,307,203)

Total stockholders’ equity	9,329,595	8,606,813

	$10,372,286	$9,608,494

The accompanying notes are an integral part of these financial statements

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the years ended May 31, 2006 and 2005, and From
Inception (September 17, 1999) through May 31, 2006

	Year Ended May 31, 2006	Year Ended May 31, 2005	From Inception Through May 31, 2006
REVENUES	$-	$-	$-

OPERATING EXPENSES:
Research and development	(3,840,400)	(3,519,910)	(11,043,216)
Administrative	(2,175,223)	(1,457,694)	(5,989,663)
Professional fees	(435,289)	(714,665)	(1,715,247)
Depreciation and amortization	(4,296)	(5,111)	(150,402)

Operating Loss	(6,455,208)	(5,697,380)	(18,898,528)

Other income (expense)
Interest income	351,649	132,181	568,115
Interest expense	(843)	(2,530)	(70,612)
Loss on disposal of equipment	-	-	(10,580)

Net Loss	$(6,104,402)	$(5,567,729)	$(18,411,605)

Weighted average number of common shares outstanding	20,559,291	16,832,643	13,903,129

Loss per common share - basic and diluted	$(.30)	$(.33)	$(1.32)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through May 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Common Stock- Contra	Deficit Accumulated During The Development Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789

	Common Stock
	Shares	Amount	Additional Paid in Capital	Common Stock- Contra	Deficit Accumulated During The Development Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 - purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 — options issued to board members and employees	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 - issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 - repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 - issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 - common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 - reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

	Common Stock
	Shares	Amount	Additional Paid in Capital	Common Stock-Contra	Deficit Accumulated During The Development Stage	Total
June 1 , 2003 - May 31, 2004 - options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388
November 30, 2004 - adjust March 1, 2004 common stock issued to employee		(20,000)				(20,000)
January 13, 2005 - common stock issued to employee at $2.55 per share	15,000	38,250				38,250
February 28, 2005 - Reclass Par Value for Reincorporation into DE as of 12/1/04		(14,701,935)	14,701,935			0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168			4,851,193
June 1 , 2004 - May 31, 2005 - options issued to board members, employees and consultants			308,711			308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	$194	$20,913,822	—	$(12,307,203)	$8,606,813
August 23, 2005 - common stock issued to employee	40,000	0	100,000			100,000
October 19, 2005 - common stock issued to employee	10,000	0	25,000			25,000
December 30, 2005 - issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941			5,510,967
June 1, 2005 - May 31, 2006 - warrants exercised	351,598	4	786,534			786,538
June 1 , 2005- May 31, 2006 - options issued to board members, employees and consultants			404,679			404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	$224	$27,740,976		$(18,411,605)	$9,329,595

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the years ended May 31, 2006 and 2005, and From Inception
(September 17, 1999) through May 31, 2006

	Year Ended May 31, 2006	Year Ended May 31, 2005	From Inception Through May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,104,402)	$(5,567,729)	$(18,411,605)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	79,418	58,684	507,999
Non cash compensation expense	529,679	326,960	2,065,525
Non cash expenses	—	—	16,644
(Increase)/Decrease in prepaid expenses and deposits	(212,306)	12,760	(229,177)
Increase in accounts payable and accrued expenses	23,435	571,045	971,580
Increase in payroll and related liabilities	38,580	4,275	67,415
Increase/(Decrease) in other liabilities	(959)	3,111	3,696

Net cash and cash equivalents used in operating activities	(5,646,555)	(4,590,894)	(14,997,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	—	—	(20,000)
Acquisition of property and equipment	(91,726)	(79,229)	(502,262)
Excess of amounts paid for Public Shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	(91,726)	(79,229)	(766,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	6,297,505	4,851,194	26,125,163
Principal payment on capital leases and installment purchase payable	(20,046)	(20,487)	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable individual	—	—	(225,717)
Issuance of note payable to individual	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	6,277,459	4,830,707	25,756,150

NET INCREASE IN CASH AND CASH EQUIVALENTS	539,178	160,584	9,992,545

Cash and cash equivalents, beginning	9,453,367	9,292,783	—

Cash and cash equivalents, ending	$9,992,545	$9,453,367	$9,992,545

Supplemental disclosures of cash flow information:
Interest paid	$614	$2,128	$66,770
Taxes paid	$0	$50	$100

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

From Inception (September 17, 1999) through May 31, 2006

NOTE A - DESCRIPTION OF OPERATIONS AND DEVELOPMENT STAGE STATUS

The Company is a development stage enterprise incorporated on September 17, 1999 in Albuquerque, New Mexico and reincorporated in the State of Delaware on December 1, 2004. The Company’s headquarters are located in New Hope, Pennsylvania. The Company was formed to take all necessary steps to fully develop and bring to commercial realization certain bioregulatory technology for the treatment of human diseases. The Company has no operating revenue.

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

On December 1, 2004, the Company reincorporated from New Mexico to Delaware. The impact to the Stockholders’ Equity as of May 31, 2005 as a result of the reincorporation was to adjust Common Stock to its legal par value and is reflected in the accompanying Statement of Changes in Stockholders’ Equity.

On October 25, 2005, the Company’s shareholders approved the Amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 40,000,000 shares to 100,000,000 shares.

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

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2006, the Company had a total of 8,520,538 potentially dilutive securities.

3. Stock Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company accounts for options granted to employees using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. In accordance with APB 25, the Company records compensation cost as the difference between the exercise price of the options and the fair market value of the Company stock on the measurement (grant) date. These costs are amortized to expense over the options’ vesting period (see Recent Accounting Pronouncements pertaining to SFAS No. 123-Revised). Options to non-employees are accounted for using the fair value method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Year Ended May 31, 2006	Year Ended May 31, 2005	From Inception Through May 31, 2006
Net loss, as reported	$(6,104,402)	$(5,567,729)	$(18,411,605)
Add: stock-based employee compensation expense included in reported net loss	529,679	288,710	1,412,701
Deduct: stock-based employee compensation Expense determined under fair-value method for all awards	(1,129,724)	(1,384,715)	(4,419,373)
Pro forma net loss	$(6,704,447)	$(6,663,734)	$(21,418,277)
Loss per common share, as reported - basic and diluted	$(.30)	$(.33)	$(1.32)
Proforma loss per common share - basic and diluted	$(.33)	$(.40)	$(1.54)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2006	Year Ended May, 31, 2005	From Inception Through May 31, 2006
Dividends per year	0	0	0
Volatility percentage	107%	102%-107%	90%-131%
Risk free interest rate	3.85%-4.42%	2.57%-3.52%	2.07%-5.11%
Expected life (years)	4	4	3-5

4. Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

5. Property, Equipment, Intellectual Technology Property, Depreciation and Amortization

Property, Equipment and Leasehold Improvements are carried at cost. Depreciation and amortization has been provided by the Company in order to amortize the cost of property and equipment over their estimated useful lives, which are estimated to be over three to five years. The Company uses the straight-line method for all classes of assets for book purposes and accelerated methods for tax purposes. Depreciation and amortization expense was $78,398, $57,664, and $478,785 for the years ended May 31, 2006, 2005 and from inception through May 31, 2006, respectively. Depreciation included in research and development expense totaled $74,102, $53,575 and $356,577 for the years ended May 31, 2006 and 2005 and from inception to May 31, 2006, respectively.

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020 and $6,693 for the years ended May 31, 2006, 2005 and from inception through May 31, 2006, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

6. Income Taxes

Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirement of current tax law and deferred taxes. Deferred taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company does not expect to have current income taxes payable or deferred tax asset balances for the foreseeable future.

7. Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2006, the Company had no changes in equity which constitute components of other comprehensive income.

8. Research and Development

Research and development costs are expensed as incurred and also include depreciation as reported above.

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, principally cash, approximates their carrying value.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised) Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options.

We will adopt SFAS No. 123R using the modified prospective method beginning with the first fiscal quarter of 2007. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position.

Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Notes to these financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the years ended May 31, 2006, and 2005, the Company did not pay any taxes, therefore, there was no effect on operating cash flows for such excess tax deductions.

NOTE C - REVERSE MERGER

On November 15, 1999, Enerdyne Corporation or Enerdyne acquired all of the outstanding common stock of Protalex, Inc. in exchange for the issuance of additional shares of Enerdyne stock. The ratio of exchange was 822 shares of Enerdyne stock issued for each share of Protalex stock received. For accounting purposes, the acquisition has been treated as an acquisition of Enerdyne by Protalex and as a recapitalization of Protalex or Reverse Merger. The historical financial statement of operations presented herein include only those of the accounting acquirer and the retained earnings or deficit of only the accounting acquirer carries over consistent with the requirements of reverse merger accounting. Concurrently with the share exchange, Enerdyne changed its name to Protalex, Inc.

The details of the reverse merger transaction are as follows:
Account Description	Protalex, Inc.	Enerdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999
Cash	$23,531	$—	$—	$23,531
Note receivable shareholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock - contra	—	—	368,547	368,547
	$—	$—	$—	$—

NOTE D - INCOME TAXES

The provision for income taxes for the years ended May 31, 2006 and 2005 consist of the following. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes due to the increase in the Company’s valuation allowance.

	Year Ended May 31, 2006	Year Ended May 31, 2005
Statutory federal and state rates of 40%	$2,465,000	$2,227,000
Increase in valuation allowance	(2,465,000)	(2,227,000))
Actual tax benefit	$—	$—

For the years ended May 31, 2006 and 2005, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2006	Year Ended May 31, 2005
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	2,095,250	1,858,000
State	369,750	369,000
Increase in valuation allowance	(2,465,000)	(2,227,000)
Income tax benefit	$—	$—

The components of the net deferred tax asset as of May 31, 2006 and 2005 are as follows:

	May 31, 2006	May 31, 2005
Assets:
Net operating losses	$5,780,000	$3,818,000
Vacation accrual	12,000	12,000
Stock based compensation	826,000	613,000
General business credit	771,000	506,000
Deferred tax assets	7,389,000	4,949,000

Liability:
Equipment	(1,000)	(26,000)
Gross deferred tax asset	7,388,000	4,923,000
Less valuation allowance	(7,388,000)	(4,923,000)
Deferred tax asset, net of valuation allowance	$—	$—

The gross deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $15,400,000 as of May 31, 2006 expires beginning in 2014 through 2021. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. As of May 31, 2006, a portion of the gross deferred tax asset and related valuation allowance is attributable to stock based compensation. To the extent that such assets are realized in the future, the benefit is applied to equity.

NOTE E - RELATED PARTIES

During the years ended May 31, 2006 and May 31, 2005, the Company incurred $68,607 and $12,098 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

During the years ended May 31, 2006 and May 31, 2005, the Company incurred $0 and $12,515 respectively, of expenses related to legal services to a firm which employs one of the Company’s board members.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. During the years ended May 31, 2006 and May 31, 2005, the Company incurred $150,000 in each year for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. During the years ended May 31, 2006 and May 31, 2005, the Company incurred $51,677 and $16,667 respectively for these directors’ fees. As of May 31, 2006, $3,333, is included within Accrued Expenses and was subsequently paid on July 15, 2006.

NOTE F - CAPITAL LEASE OBLIGATIONS

We leased certain equipment under a capital lease. As of May 31, 2006 and 2005, the recorded amount of assets, net of related accumulated depreciation was $0 and $20,383, respectively. This capital lease expired in April 2006.

NOTE G - STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the shareholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under from 1,500,000 to 4,500,000 which provides for incentive and non-qualified stock options to purchase a total of 4,500,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted for less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted for less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2006, options to purchase 3,834,625 shares of the Company’s Common Stock were granted, of which 1,623,370 were issued under the Company’s 2003 Stock Option Plan and the remaining 2,211,255 were issued as stand alone options. As of May 31, 2006, 2,871,548 are exercisable.

A summary of the common stock option activity for employees, directors, officers and consultants as of May 31, 2006 is as follows:

	Options	Grant Prices	Exercisable
Balance, September 17, 1999	—	$—	—
Granted, April 28, 2000	40,000	0.36	—
Granted, November 26, 2001	100,000	1.25	100,000
Expired, April 28, 2002	(40,000)	0.36	—
Granted, June 1, 2002	125,000	1.50	—
Granted, July 18, 2002	233,680	1.50	233,680
Granted, October 24, 2002	100,000	1.45	100,000
Granted, December 16, 2002	863,242	1.50	750,847
Granted, December 16, 2002	50,000	1.70	40,000
Granted, March 15, 2003	130,000	1.50	—
Granted, April 1, 2003	40,000	1.50	30,832
Granted, July 1, 2003	40,000	1.50	20,000
Granted, August 13, 2003	100,000	1.50	100,000
Granted, September 19, 2003	584,333	1.50	422,883
Granted, October 28, 2003	60,000	1.50	60,000
Granted, January 22, 2004	75,000	2.13	75,000
Granted, January 22, 2004	100,000	2.13	52,497
Granted, January 22, 2004	50,000	2.75	—
Forfeited, January 22, 2004	(130,000)	1.50	—
Granted, March 1, 2004	150,000	2.17	—
Granted, July 22, 2004	15,000	2.60	6,874
Granted, October 26, 2004	30,000	2.70	3,958
Granted, October 26, 2004	100,000	2.30	100,000
Granted, January 13, 2005	330,000	2.55	71,664
Granted, January 13, 2005	125,000	2.55	125,000
Forfeited, January 26, 2005	(10,000)	1.70	—
Forfeited, January 26, 2005	(10,000)	2.13	—
Granted, February 15, 2005	100,000	2.80	100,000
Granted, April 13, 2005	50,000	2.60	13,541
Forfeited, June 1, 2005	(125,000)	1.50	—
Granted, July 29, 2005	51,429	2.80	17,914
Granted, August 23, 2005	250,000	2.50	46,873
Forfeited, October 22, 2005	(10,000)	2.70	—
Forfeited, October 22, 2005	(1,000)	2.55	—
Granted, October 25, 2005	200,714	2.65	153,749
Granted, November 8, 2005	121,407	2.75	121,407
Granted, January 11, 2006	133,000	2.85	9,829
Forfeited, January 25, 2006	(50,000)	2.75	—
Forfeited, January 25, 2006	(25,000)	2.55	—
Forfeited, January 25, 2006	(25,000)	2.65	—
Forfeited, February 28, 2006	(150,000)	2.17	—
Forfeited, February 28, 2006	(50,000)	2.55	—
Forfeited, March 13, 2006	(10,000)	2.70	—
Forfeited, March 13, 2006	(1,500)	2.55	—
Forfeited, March 13, 2006	(1,429)	2.80	—
Granted, March 16, 2006	115,000	2.90	115,000
Granted, April 20, 2006	27,000	4.50	—
Forfeited, April 30, 2006	(16,251)	2.80	—
	3,834,625		2,871,548

The following summarizes certain information regarding stock options at May 31, 2006:

	Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.90 - 1.35	100,000	$1.25	5.5	100,000	$1.25	5.5
$1.36 - 1.80	2,061,255	$1.50	6.8	1,758,242	$1.50	6.8
$1.81 - 2.25	165,000	$2.13	7.6	127,497	$2.13	7.6
$2.26 - 2.70	978,214	$2.53	8.9	521,659	$2.53	8.9
$2.71 - 3.15	503,156	$2.82	9.3	364,150	$2.82	9.3
$3.16 - 4.50	27,000	$4.50	9.9	0	$-	9.9
	3,834,625	$1.98		2,871,548	$1.87

NOTE H - DESCRIPTION OF LEASING ARRANGEMENTS

The Company leases its office space under a non-cancelable operating lease. The lease term, revised on November 18, 2005 extends through January 31, 2008, with an option to extend for one or two years beyond the revised termination date. Rent expense for the years ended May 31, 2006 and 2005 was $119,256 and $98,498, respectively.

In December 2004, the Company entered into a non-cancelable operating lease for a multi-function copier. The lease term is for sixty three months. Rent expense for the years ended May 31, 2006 and 2005 was $4,014 and $1,245, respectively.

Future minimum lease payments are as follows:

Year ending May 31,
2007	$126,506
2008	115,721
2009	2,988
2010	2,490
Total	$247,705

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

On May 25, 2005, the Company closed a private placement, raising a total of $4,851,193, net of transaction costs in exchange for 2,593,788 shares of common stock at $1.95 per share and 920,121 warrants exercisable at $2.25 per share, expiring on May 25, 2010. Included in this warrant amount were 100,000 warrants for Pacific Growth Equities, LLC. As part of this transaction, the warrants issued on September 18, 2003, were repriced from $2.40 per share to $2.25 per share.

On December 30, 2005, the Company closed a private placement, raising a total of $5,510,967, net of transaction costs in exchange for 2,595,132 shares of its common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of its common stock, at an exercise price of $2.99 per share. The warrants expire on December 30, 2010.

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds to the Company.

NOTE J - EMPLOYEE BENEFITS

Effective July 1, 2005, we maintain a defined contribution 401(k) retirement plan, pursuant to which employees, with no service requirement, can elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. We do not match the participants’ deferral.

NOTE K - SUBSEQUENT EVENTS

On July 7, 2006, the Company closed a private placement, raising a total of $14,337,252, net of transaction costs in exchange for 6,071,013 shares of its common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of its common stock, at an exercise price of $3.85 per share. The warrants expire on July 7, 2011.

On July 26, 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the United States Patent and Trademark Office or PTO. This does not mean that we will not succeed in obtaining meaningful claims relative to the use of Protein A in the treatment of autoimmune diseases. While the PTO office action is denoted as final, there are several options to pursue acceptance. We have the right to request an interview with the patent examiner and his respective supervisor, file a continuation application or file an appeal. We intend to pursue all options which we deem necessary in pursuit of an approval of our initial patent application.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely matter to material information required to be included in its periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required as to this Item is incorporated herein by reference to the data under the caption “Information Concerning Nominees and Continuing Directors” and “Executive Officers” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 10 - EXECUTIVE COMPENSATION

The information required as to this Item is incorporated herein by reference to the data under the captions “Executive Compensation and Other Information,” “Report on Executive Compensation and Employment Agreements” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The information required as to this Item is incorporated herein by reference to the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 13 - INDEX TO EXHIBITS

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation December 6, 1999)	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999.

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999.

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004.

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003.

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.2 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005.

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005.

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005.

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006.

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006.

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006.

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006.

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006.

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment off letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18	Service Contract with AAIPharma Inc., dated February 8, 2006	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required as to this Item is incorporated herein by reference to the data under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

The Company has adopted a code of ethics and will provide a copy of such code without any charge to the person requesting the copy by written request to the Chief Financial Officer of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2006
PROTALEX, INC.

	By:	/s/ Steven H. Kane
Steven H. Kane Chief Executive Officer

/s/ G. Kirk Raab	Chairman of the Board and Director	July 28, 2006
G. Kirk Raab

/s/ Steven H. Kane	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2006
Steven H. Kane

/s/ Marc L. Rose, CPA	Vice President of Finance, Chief Financial Officer,	July 28, 2006
Marc L. Rose	Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Dinesh Patel, Ph.D	Director	July 28, 2006
Dinesh Patel

/s/ Peter G. Tombros	Director	July 28, 2006
Peter G. Tombros

/s/ Frank M. Dougherty	Director	July 28, 2006
Frank M. Dougherty

/s/ Thomas P. Stagnaro	Director	July 28, 2006
Thomas P. Stagnaro

/s/ Carleton A. Holstrom	Director	July 28, 2006
Carleton A. Holstrom

/s/ Eugene A. Bauer, MD	Director	July 28, 2006
Eugene A. Bauer