Form 10QSB
period 2006-08-31
PROTALEX INC
filed 2006-10-13
CIK 1099215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2006
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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,600,464 shares of common stock, as of October 13, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,862,221	$9,992,545
Prepaid expenses and employee advances	54,839	221,187

Total current assets	22,917,060	10,213,732

PROPERTY & EQUIPMENT:
Lab equipment	693,462	327,287
Office and computer equipment	157,787	157,787
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	981,917	615,742
Less accumulated depreciation	(498,566)	(478,785)

	483,351	136,957
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $6,948 and $6,693 as
of August 31, 2006 and May 31, 2006, respectively	13,352	13,607

Total other assets	21,342	21,597

	$23,421,753	$10,372,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$527,306	$744,732
Payroll and related liabilities	18,083	67,415
Accrued expenses	174,347	226,848

Total current liabilities	719,736	1,038,995

OTHER LIABILITIES	4,699	3,696

Total liabilities	724,435	1,042,691

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized as of August 31, 2006 and May 31, 2006 28,600,464 and 22,389,951 shares issued and outstanding as of August 31, 2006 and May 31, 2006, respectively	286	224
Additional paid in capital	42,613,166	27,740,976
Deficit accumulated during the development stage	(19,916,134)	(18,411,605)

Total stockholders’ equity	22,697,318	9,329,595

	$23,421,753	$10,372,286

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the three month periods ended August 31, 2006 and 2005, and From
Inception (September 17, 1999) through August 31, 2006
(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2006	2005	2006

Revenues	$-	$-	$-

Operating Expenses
Research and development	(917,759)	(692,275)	(11,960,975)
Administrative	(697,926)	(396,116)	(6,687,589)
Professional fees	(121,292)	(135,161)	(1,836,539)
Depreciation and amortization	(1,376)	(1,055)	(151,778)

Operating loss	(1,738,353)	(1,224,607)	(20,636,881)

Other income (expense)
Interest income	233,824	68,334	801,939
Interest expense	-	(312)	(70,612)
Loss on disposal of equipment	-	-	(10,580)

Net loss	$(1,504,529)	$(1,156,585)	$(19,916,134)

Weighted average number of common shares outstanding	26,547,889	19,396,737	14,112,004

Loss per common share - basic and diluted	$(.06)	$(.06)	$(1.41)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the three month periods ended August 31, 2006 and 2005 and From
Inception (September 17, 1999) through August 31, 2006
(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,504,529)	$(1,156,585)	$(19,916,134)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	-	-	10,580
Depreciation and amortization	20,036	17,638	528,035
Non cash compensation expense	338,957	94,463	2,404,482
Non cash expenses	-	-	16,644
(Increase) Decrease in:
Prepaid expense and deposits	166,348	(33,409)	(62,829)
Increase (decrease) in:
Accounts payable and accrued expenses	(269,927)	(114,597)	701,653
Payroll and related liabilities	(49,332)	2,082	18,083
Other liabilities	1,003	19	4,699

Net cash and cash equivalents used in operating activities	(1,297,444)	(1,190,389)	(16,294,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	-	-	(20,000)
Acquisition of equipment	(366,175)	(13,674)	(868,437)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a recapitalization	-	-	(250,000)
Proceeds from disposal of equipment	-	-	6,000

Net cash and cash equivalents used in investing activities	(366,175)	(13,674)	(1,132,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	14,533,295	-	40,658,458
Principal payment on equipment notes payable
and capital leases	-	(5,344)	(295,411)
Contribution by shareholders	-	-	183,569
Principal payment on note payable to individuals	-	-	(225,717)
Issuance of note payable to individuals	-	-	368,546
Acquisition of common stock	-	-	(400,000)

Net cash and cash equivalents provided by (used in) by financing activities	14,533,295	(5,344)	40,289,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,869,676	(1,209,407)	22,862,221

Cash and cash equivalents, beginning	9,992,545	9,453,367	-

Cash and cash equivalents, end	$22,862,221	$8,243,960	$22,862,221

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$-	$312	$66,770

Taxes paid	$-	$50	$100

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006. This quarterly report should be read in conjunction with such annual report.

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

2. Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) which is effective for periods ending after December 15, 1997. SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2006 and 2005, the Company had potentially dilutive securities 10,441,256 and 7,747,400, respectively.

3. Stock Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $339,000 for the three months ended August 31, 2006 and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of August 31, 2006 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options granted to employees using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as required by SFAS No. 123.  Stock options issued to non-employees were accounted for as required by SFAS No. 123.  Options to non-employees were accounted for using the fair value method, which recognizes the value of the option as an expense over the related service period with a corresponding increase to additional paid-in capital.

As of August 31, 2006, there were 3,839,876 stock options outstanding.  At August 31, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $2,058,000 (net of estimated forfeitures).  During the three months ended August 31, 2006, the Company granted 15,000 stock options, with a fair value of $32,250 (net of estimated forfeitures), and 3,749 options were forfeited.

The following table illustrates the effect on net loss and earnings per share for periods prior to the adoption of SFAS No. 123R if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

		Three	From Inception
		Months Ended	Through
		August 31,	August 31,
		2005	2005

Net loss, as reported		$(1,156,585)	$(13,463,788)

Add:	Stock-based employee compensation
	expense included in reported net loss	94,463	977,485

Deduct:	Stock-based employee compensation
	expense determined under fair value	(256,491)	(3,546,140)
	method for all awards

Pro forma net loss		$(1,318,613)	$(16,032,443)

Loss per share, as reported - basic and diluted		$(.06)	$(1.03)

Pro forma loss per share basic and diluted		$(.07)	$(1.23)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2006	2005	2006

Dividends per year	0	0	0
Volatility percentage	96%	107%	90%-131%
Risk free interest rate	4.88%	3.85%	2.07%-5.11%
Expected life (years)	4	4	3-5
Weighted Average Fair Value	$2.10	$2.11	$2.10

A summary of the common stock option activity for employees, directors, officers and consultants as of August 31, 2006 is as follows:

	Options	Grant Prices	Exercisable
Balance, September 17, 1999	—	$—	—
Granted, April 28, 2000	40,000	0.36	—
Granted, November 26, 2001	100,000	1.25	100,000
Expired, April 28, 2002	(40,000)	0.36	—
Granted, June 1, 2002	125,000	1.50	—
Granted, July 18, 2002	233,680	1.50	233,680
Granted, October 24, 2002	100,000	1.45	100,000
Granted, December 16, 2002	863,242	1.50	799,016
Granted, December 16, 2002	50,000	1.70	40,000
Granted, March 15, 2003	130,000	1.50	—
Granted, April 1, 2003	40,000	1.50	33,332
Granted, July 1, 2003	40,000	1.50	30,000
Granted, August 13, 2003	100,000	1.50	100,000
Granted, September 19, 2003	584,333	1.50	453,153
Granted, October 28, 2003	60,000	1.50	60,000
Granted, January 22, 2004	75,000	2.13	75,000
Granted, January 22, 2004	100,000	2.13	118,088
Granted, January 22, 2004	50,000	2.75	—
Forfeited, January 22, 2004	(130,000)	1.50	—
Granted, March 1, 2004	150,000	2.17	—

Granted, July 22, 2004	15,000	2.60	7,812
Granted, October 26, 2004	30,000	2.70	4,583
Granted, October 26, 2004	100,000	2.30	100,000
Granted, January 13, 2005	330,000	2.55	43,129
Granted, January 13, 2005	125,000	2.55	125,000
Forfeited, January 26, 2005	(10,000)	1.70	—
Forfeited, January 26, 2005	(10,000)	2.13	—
Granted, February 15, 2005	100,000	2.80	100,000
Granted, April 13, 2005	50,000	2.60	16,666
Forfeited, June 1, 2005	(125,000)	1.50	—
Granted, July 29, 2005	51,429	2.80	15,416
Granted, August 23, 2005	250,000	2.50	60,498
Forfeited, October 22, 2005	(10,000)	2.70	—
Forfeited, October 22, 2005	(1,000)	2.55	—
Granted, October 25, 2005	200,714	2.65	155,356
Granted, November 8, 2005	121,407	2.75	121,407
Granted, January 11, 2006	133,000	2.85	19,391
Forfeited, January 25, 2006	(50,000)	2.75	—
Forfeited, January 25, 2006	(25,000)	2.55	—
Forfeited, January 25, 2006	(25,000)	2.65	—
Forfeited, February 28, 2006	(150,000)	2.17	—
Forfeited, February 28, 2006	(50,000)	2.55	—
Forfeited, March 13, 2006	(10,000)	2.70	—
Forfeited, March 13, 2006	(1,500)	2.55	—
Forfeited, March 13, 2006	(1,429)	2.80	—
Granted, March 16, 2006	115,000	2.90	115,000
Granted, April 20, 2006	27,000	4.50	—
Forfeited, April 30, 2006	(16,251)	2.80	—
Exercised, July 28, 2006	(4,000)	2.55	—
Forfeited, April 30, 2006	(3,749)	2.80	—
Granted, August 10, 2006	15,000	2.35	—
Exercised, August 14, 2006	(2,000)	2.50	—
	3,839,876		3,008,439

The following summarizes certain information regarding stock options at August 31, 2006:
Exercise Price		Total Weighted Average	Total Weighted Average		Exercisable Weighted Average	Exercisable Weighted Average
Range	Number	Exercise Price	Remaining Life (years)	Number	Exercise Price	Remaining Life (years)
$0.90 - 1.35	100,000	$1.25	5.3	100,000	$1.25	5.3
$1.36 - 1.80	2,061,255	$1.50	6.5	1,849,181	$1.50	6.5
$1.81 - 2.25	165,000	$2.13	7.4	133,122	$2.13	7.4
$2.26 - 2.70	987,214	$2.53	8.6	544,922	$2.53	8.6
$2.71 - 3.15	499,407	$2.82	9.2	371,214	$2.82	9.2
$3.16 - 4.50	27,000	$4.50	9.6	0	$-	9.6
	3,839,876	$1.98		3,008,439	$1.87

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

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

Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Notes to these financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the quarters ended August 31, 2006 and 2005, the Company did not pay any taxes, therefore, there was no effect on operating cash flows for such excess tax deductions.

NOTE D - RELATED PARTIES

For the three month periods ended August 31, 2006 and 2005, the Company incurred $2,200 and $3,477, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the three month periods ended August 31, 2006 and 2005, the Company incurred $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the three month period ended August 31, 2006 and 2005, the Company incurred $15,000 and $10,000 respectively for these directors’ fees. As of August 31, 2006, $3,334, is included within Accrued Expenses and was subsequently paid on September 8, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-QSB, as well as the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006. This discussion, as well as the remainder of this Quarterly Report on Form 10-QSB, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend”, “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Plan of Operations

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating Rheumatoid Arthritis or RA. We submitted the IND application to the United Stated Food and Drug Administration or FDA on March 4, 2005 and on March 31, 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. On August 10, 2005, we formally replied to the FDA and on September 9, 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial on December 5, 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic profile was favorable and the pre-clinical pharmacokinetic data were confirmed by the data in this Phase I trial.

We anticipate commencing with our Phase II in idiopathic thrombocytopenic purpura or ITP during the first calendar quarter of 2007. We also expect that other clinical trial-related activities will occur during the next 12 months, including arranging for packaging and testing, designing clinical trial protocols and completing additional toxicology studies utilizing our manufactured drug. Additionally, we intend to conduct research and pre-clinical activities with PRTX-100 and other compounds in pemphigus, Graves’ disease and other autoimmune indications.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002. On July 26, 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the United States Patent and Trademark Office or PTO. On August 16, 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted. At this time, the patent remains under review by the PTO and we anticipate an office action within the next several months. Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

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

Research and Development Expenses - Research and Development expenses were $917,759 for the three months ended August 31, 2006, compared with $692,275 for the three months ended August 31, 2005. The increase of $225,484 or 32% was primarily the result of increased clinical personnel, the Phase I clinical trial, on-going product manufacturing and product qualification related costs. Also, included in Research & Development expenses was $84,478 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses - Administrative expenses were $697,926 for the three months ended August 31, 2006, compared with $396,116 for the three months ended August 31, 2005. The increase of $301,810 or 76% was due to the hiring of additional personnel and wage increases for existing personnel. Also, included in Administrative expenses was $254,479 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Professional Fees - Professional expenses were $121,292 for the three months ended August 31, 2006, compared with $135,161 for the three months ended August 31, 2005. The decrease of $13,869 or 10% was due to a decrease in employee recruitment as compared to the same period last year.

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

On September 18, 2003, we raised $12,657,599 through the sale of 7,445,654 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. The warrants expire on September 18, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

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

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds. In the first fiscal quarter of 2007, existing investors and option holders exercised 103,500 warrants and 6,000 options which resulted in $248,075 in cash proceeds.

On July 7, 2006, we raised $15,177,534 through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. The warrants expire on July 7, 2011. Net of transaction costs of approximately $840,000, our proceeds were $14,337,252.

As of August 31, 2006, our net working capital was $22,197,324 and our total cash and cash equivalents were $22,862,221. We have no significant payments due on long-term obligations, and other demands or commitments to be incurred beyond the next 12 months. However, we anticipate entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2007 that will potentially extend into future fiscal years. With the completion of the $15.2 million financing transaction in July 2006, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process. If we are unable to obtain approval of our future IND applications or otherwise advance in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

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

•	Operating Lease - Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$1,001,320	$1,001,320	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	339,976	157,664	182,312	0	0
Operating Lease - Copier	10,737	996	8,994	747	0
Total	$1,562,033	$1,369,980	$191,306	$747	$0

Critical Accounting Policies and Estimates

The Company's significant accounting policies are more fully described in Note B to the financial statements included in this Quarterly Report and in Note B to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the three months ended August 31, 2006. The Company did not make any changes to those policies during the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its Chief Executive Officer and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of August 31, 2006, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control

There have been no significant changes in the Company’s internal controls or any other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 26, 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the United States Patent and Trademark Office or PTO. While the PTO office action is denoted as final, there are several options to pursue acceptance. We had the right to request an interview with the patent examiner and his respective supervisor, file a continuation application or file an appeal. We intend to pursue all options which we deem necessary in pursuit of an approval of our initial patent application. On August 16, 2006, we had an interview with the patent examiner and his supervisor and on August 25, 2006, we filed a response and the rejection was retracted. We anticipate an office action within the next several months.

ITEM 6. EXHIBITS

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.2 to the Company’s SB-2 filed on September 250, 2003
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on September 250, 2003
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on September 250, 2003
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective September 256, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment off letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18	Service Contract with AAIPharma Inc., dated February 8, 2006	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2006		PROTALEX, INC.

	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief Executive Officer

Date: October 13, 2006

	By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.2 to the Company’s SB-2 filed on September 250, 2003
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on September 250, 2003
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on September 250, 2003
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective September 256, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment off letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.18	Service Contract with AAIPharma Inc., dated February 8, 2006	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith