Form 10QSB
period 2006-11-30
PROTALEX INC
filed 2007-01-12
CIK 1099215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2006

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,600,464 shares of common stock, as of January 12, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	November 30, 2006	May 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,077,612	$9,992,545
Prepaid expenses	147,823	221,187
Total current assets	21,225,435	10,213,732

PROPERTY & EQUIPMENT:
Lab equipment	708,396	327,287
Office and computer equipment	157,787	157,787
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967
	996,851	615,742
Less accumulated depreciation	(549,563)	(478,785)
	447,288	136,957
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $7,203 and $6,693 as
of November 30, 2006 and May 31, 2006, respectively	13,097	13,607
Total other assets	21,087	21,597
	$21,693,810	$10,372,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$598,849	$744,732
Payroll and related liabilities	32,475	67,415
Accrued expenses	103,823	226,848
Total current liabilities	735,147	1,038,995

OTHER LIABILITIES	4,357	3,696
Total liabilities	739,504	1,042,691

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized as of November 30, 2006 and May 31, 2006; 28,600,464 and 22,389,951 shares issued and outstanding as of November 30, 2006 and May 31, 2006, respectively	286	224
Additional paid in capital	43,300,827	27,740,976
Deficit accumulated during the development stage	(22,346,807)	(18,411,605)
Total stockholders’ equity	20,954,306	9,329,595
	$21,693,810	$10,372,286

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the three and six month periods ended November 30, 2006 and 2005, and From
Inception (September 17, 1999) through November 30, 2006
(Unaudited)

					From
	Six	Six	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005	2006

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Research and development	(2,344,344)	(1,687,014)	(1,426,585)	(994,739)	(13,387,560)
Administrative	(1,809,295)	(965,384)	(1,111,369)	(569,268)	(7,798,958)
Professional fees	(303,277)	(226,294)	(181,985)	(91,133)	(2,018,524)
Depreciation and amortization	(2,752)	(2,105)	(1,376)	(1,050)	(153,154)
Operating Loss	(4,459,668)	(2,880,797)	(2,721,315)	(1,656,190)	(23,358,196)

Other income (expense)
Interest income	524,466	135,441	290,642	67,107	1,092,581
Interest expense	—	(614)	—	(302)	(70,612)
Loss on disposal of equipment	—	—	—	—	(10,580)
Net Loss	$(3,935,202)	$(2,745,970)	$(2,430,673)	$(1,589,385)	$(22,346,807)

Weighted average number of common
shares outstanding	27,568,568	19,435,516	28,600,464	19,437,836	14,523,174

Loss per common share - basic and diluted	$(.14)	$(.14)	$(.08)	$(.08)	$(1.54)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the six month periods ended November 30, 2006 and 2005 and From
Inception (September 17, 1999) through November 30, 2006
(Unaudited)

	Six	Six	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,935,202)	$(2,745,970)	$(22,346,807)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	71,288	35,502	579,287
Non cash compensation expense	1,026,618	293,511	3,092,143
Non cash expenses	—	—	16,644
(Increase) decrease in:
Prepaid expenses and deposits	73,364	(35,760)	(155,813)
Increase (decrease) in:
Accounts payable and accrued expenses	(268,908)	(227,338)	702,672
Payroll and related liabilities	(34,940)	11,935	32,475
Other liabilities	661	38	4,357
Net cash and cash equivalents used in operating activities	(3,067,119)	(2,668,082)	(18,064,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	—	—	(20,000)
Acquisition of equipment	(381,109)	(13,674)	(883,371)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000
Net cash and cash equivalents used in investing activities	(381,109)	(13,674)	(1,147,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	14,533,295	—	40,658,458
Principal payment on equipment notes payable
and capital leases	—	(10,779)	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by (used in) financing activities	14,533,295	(10,779)	40,289,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,085,067	(2,692,535)	21,077,612

Cash and cash equivalents, beginning	9,992,545	9,453,367	—
Cash and cash equivalents, end	$21,077,612	$6,760,832	$21,077,612

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$—	$614	$66,770

Taxes paid	$—	$—	$100

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

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2006 and 2005, the Company had potentially dilutive securities representing 10,666,256 shares and 8,058,521 shares, respectively.

3.	Stock Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $1,026,618 and $687,661 for the six and three months ended November 30, 2006, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of November 30, 2006 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

As of November 30, 2006, there were 4,064,876 stock options outstanding.  At November 30, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,817,464 (net of estimated forfeitures).  During the six and three months ended November 30, 2006, the Company granted 240,000 and 225,000 stock options respectively, with a fair value of $501,653 and $477,096 (net of estimated forfeitures), and 3,749 and 0 options were forfeited, respectively.

The following table illustrates the effect on net loss and earnings per share for periods prior to the adoption of SFAS No. 123R if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Six	Three	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2005	2005	2005
	$(2,745,970)	$(1,589,385)	$(15,053,173)
Net loss, as reported

Add: Stock-based compensation expense
included in reported net loss	293,511	199,048	1,176,533

Deduct: Stock-based compensation expense
determined under fair value method
for all awards	(818,866)	(562,376)	(4,108,516)
Pro forma net loss	$(3,271,325)	$(1,952,713)	(17,985,156)

Loss per share, as reported - basic and diluted	$(.14)		$(1.13)

Pro forma loss per share basic and diluted	$(.17)	$(.08)	$(1.36)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six	Six	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2006	2005	2006

Dividends per year	0	0	0
Volatility percentage	96%	107%	90%-131%
Risk free interest rate	4.77%	3.85%	2.07%-5.11%
Expected life (years)	4	4	3-5
Weighted Average Fair Value	$2.10	$2.09	$2.10

A summary of the common stock option activity for employees, directors, officers and consultants as of November 30, 2006 is as follows:

	Options	Grant Prices	Exercisable
Balance, September 17, 1999	—	—	—
Granted, April 28, 2000	40,000	0.36	—
Granted, November 26, 2001	100,000	1.25	100,000
Expired, April 28, 2002	(40,000)	0.36	—
Granted, June 1, 2002	125,000	1.50	—
Granted, July 18, 2002	233,680	1.50	233,680
Granted, October 24, 2002	100,000	1.45	100,000
Granted, December 16, 2002	863,242	1.50	847,185
Granted, December 16, 2002	50,000	1.70	40,000
Granted, March 15, 2003	130,000	1.50	—
Granted, April 1, 2003	40,000	1.50	35,832
Granted, July 1, 2003	40,000	1.50	30,000
Granted, August 13, 2003	100,000	1.50	100,000
Granted, September 19, 2003	584,333	1.50	483,424
Granted, October 28, 2003	60,000	1.50	60,000
Granted, January 22, 2004	75,000	2.13	75,000
Granted, January 22, 2004	100,000	2.13	63,747
Granted, January 22, 2004	50,000	2.75	—
Forfeited, January 22, 2004	(130,000)	1.50	—
Granted, March 1, 2004	150,000	2.17	—

	Options	Grant Prices	Exercisable
Granted, March 1, 2004	150,000	2.17	—
Granted, July 22, 2004	15,000	2.60	8,749
Granted, October 26, 2004	30,000	2.70	5,208
Granted, October 26, 2004	100,000	2.30	100,000
Granted, January 13, 2005	330,000	2.55	102,350
Granted, January 13, 2005	125,000	2.55	125,000
Forfeited, January 26, 2005	(10,000)	1.70	—
Forfeited, January 26, 2005	(10,000)	2.13	—
Granted, February 15, 2005	100,000	2.80	100,000
Granted, April 13, 2005	50,000	2.60	19,791
Forfeited, June 1, 2005	(125,000)	1.50	—
Granted, July 29, 2005	51,429	2.80	16,665
Granted, August 23, 2005	250,000	2.50	76,123
Forfeited, October 22, 2005	(10,000)	2.70	—
Forfeited, October 22, 2005	(1,000)	2.55	—
Granted, October 25, 2005	200,714	2.65	156,963
Granted, November 8, 2005	121,407	2.75	121,407
Granted, January 11, 2006	133,000	2.85	27,703
Forfeited, January 25, 2006	(50,000)	2.75	—
Forfeited, January 25, 2006	(25,000)	2.55	—
Forfeited, January 25, 2006	(25,000)	2.65	—
Forfeited, February 28, 2006	(150,000)	2.17	—
Forfeited, February 28, 2006	(50,000)	2.55	—
Forfeited, March 13, 2006	(10,000)	2.70	—
Forfeited, March 13, 2006	(1,500)	2.55	—
Forfeited, March 13, 2006	(1,429)	2.80	—
Granted, March 16, 2006	115,000	2.90	115,000
Granted, April 20, 2006	27,000	4.50	3,937
Forfeited, April 30, 2006	(16,251)	2.80	—
Exercised, July 28, 2006	(4,000)	2.55	—
Forfeited, July 29, 2006	(3,749)	2.80	—
Granted, August 10, 2006	15,000	2.35	—
Exercised, August 14, 2006	(2,000)	2.50	—
Granted, October 24, 2006	225,000	2.87	176,041
	4,064,876		3,323,805

The following summarizes certain information regarding stock options at November 30, 2006:

			Total
		Total	Weighted	Exercisable	Exercisable
		Weighted	Average	Weighted	Weighted
Exercise Price		Average	Remaining Life	Average	Average	Remaining Life
Range	Number	Exercise Price	(years)	Number	Exercise Price	(years)
$0.90 - 1.35	100,000	$1.25	5.0	100,000	$1.25	5.0
$1.36 - 1.80	2,061,255	$1.50	6.3	1,930,121	$1.50	6.3
$1.81 - 2.25	165,000	$2.13	7.2	138,747	$2.13	7.2
$2.26 - 2.70	987,214	$2.53	8.4	594,184	$2.53	8.4
$2.71 - 3.15	724,407	$2.84	9.2	556,816	$2.83	9.2
$3.16 - 4.50	27,000	$4.50	9.4	3,937	$—	9.4
	4,064,876	$2.03		3,323,805	$1.93

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

Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Notes to these financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the periods ended November 30, 2006 and 2005, the Company did not pay any taxes; therefore, there was no effect on operating cash flows for such excess tax deductions.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. (“SFAS No. 154”). This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company believes that changes resulting from the adoption of SFAS No. 154 did not have a material effect on the financial statements taken as a whole.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by the Company on June 1, 2007. The Company is currently evaluating the impact of adopting FIN No. 48; however, the Company does not expect the adoption of this provision to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of the annual financial statements for the year ending May 31, 2007. The Company has evaluated the potential impact that SAB No. 108 may have on the financial statements and do not believe the impact of the application of this guidance will be material.

NOTE D - RELATED PARTIES

For the six and three month periods ended November 30, 2006, the Company incurred $35,626 and $33,426 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the six and three month periods ended November 30, 2005, the Company incurred $20,717 and $17,240, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the six and three month periods ended November 30, 2006, the Company incurred $75,000 and $37,500 respectively, for this director’s fee. For the six and three month periods ended November 30, 2005, the Company incurred $75,000 and $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the six and three month periods ended November 30, 2006, the Company incurred $30,000 and $15,000 respectively for these directors’ fees. For the six and three month periods ended November 30, 2005, the Company incurred $20,000 and $10,000, respectively, for these directors’ fees. As of November 30, 2006, $3,334, is included within Accrued Expenses and was subsequently paid on December 15, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-QSB, as well as the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006. This discussion, as well as the remainder of this Quarterly Report on Form 10-QSB, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend”, “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Plan of Operations

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating Rheumatoid Arthritis or RA. We submitted the IND application to the United Stated Food and Drug Administration or FDA on March 4, 2005 and on March 31, 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. On August 10, 2005, we formally replied to the FDA and on September 9, 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial on December 5, 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. During the quarter ended November 30, 2006, we received preliminary feedback from the FDA expressing concern related to data on certain subjects who participated in our Phase I clinical trial for PRTX-100. Based on this feedback, we are conducting additional analyses of data from the Phase I clinical trial. Consequently, the submission of an IND in Idiopathic Thrombocytopenic Purpura (ITP), initially planned for the fourth calendar quarter of this year, will be delayed.

We expect that clinical trial-related activities will occur during the next 12 months, including arranging for packaging and testing, designing clinical trial protocols and completing additional toxicology studies utilizing our manufactured drug. Additionally, we intend to conduct research and pre-clinical activities with PRTX-100 and other compounds in pemphigus, Graves’ disease and other autoimmune indications.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002. On July 26, 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the United States Patent and Trademark Office or PTO. On August 16, 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted. In October 2006, the PTO notified the Company of the allowance of the patent. At this time, the patent is being processed by the PTO’s publication department. Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

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

Research and Development Expenses - Research and Development expenses were $2,344,344 and $1,426,585 for the six and three months ended November 30, 2006, compared with $1,687,014 and $994,739 for the six and three months ended November 30, 2005. The year-to date increase of $657,330 or 39% was primarily the result of increased clinical personnel, preparation for clinical trials, on-going product manufacturing and product qualification related costs. Also, included in Research & Development expenses was $168,029 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses - Administrative expenses were $1,809,295 and $1,111,369 for the six and three months ended November 30, 2006, compared with $965,384 and $569,268 for the six and three months ended November 30, 2005. The year-to-date increase of $843,911 or 87% was due to wage increases for existing personnel, travel and stock option compensation expense. Included in Administrative expenses was $858,588 for stock option compensation expense subsequent to the adoption of SFAS No. 123R, compared to $293,511 for the same six month period in fiscal 2006.

Professional Fees - Professional expenses were $303,277 and $181,985 for the six and three months ended November 30, 2006, compared with $226,294 and $91,133 for the six and three months ended November 30, 2005. The year-to-date increase of $76,983 or 34% was primarily due to our Sarbanes-Oxley project and investor relations related activity.

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

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds. In the first fiscal quarter of 2007, existing investors and option holders exercised 133,500 warrants and 6,000 options which resulted in $315,575 in cash proceeds.

On July 7, 2006, we raised $15,177,534 through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. The warrants expire on July 7, 2011. Net of transaction costs of approximately $960,000, our proceeds were $14,217,658.

As of November 30, 2006, our net working capital was $20,490,288 and our total cash and cash equivalents were $21,077,612. We have no significant payments due on long-term obligations, and other demands or commitments to be incurred beyond the next 12 months. However, we anticipate entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2007 that will extend into future fiscal years. With the completion of the $15.2 million financing transaction in July 2006, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process. If we are unable to obtain approval of our future IND applications or otherwise advance in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

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

•	Operating Lease - Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$1,001,320	$1,001,320	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	196,123	168,060	28,063	0	0
Operating Lease - Copier	9,959	1,494	7,718	747	0
Total	$1,417,402	$1,380,874	$35,781	$747	$0

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

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the six months ended November 30, 2006. The Company did not make any changes to those policies during the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its Chief Executive Officer and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of November 30, 2006, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control

There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 24, 2006, the Company held its 2006 annual meeting of stockholders. Based on the Inspector of Elections Report, dated October 24, 2006, the voting results for the matters submitted to a vote of the Company’s stockholders at such meeting were as follows:

1.	Eight board nominees for director were elected for terms expiring at the 2007 annual meeting of stockholders, as follows:

Nominee	Votes For	Votes Withheld
G. Kirk Raab	21,651,186	900
Steven H. Kane	21,594,657	57,429
Carleton A. Holstrom	21,647,186	4,900
Eugene A. Bauer, MD	21,647,186	4,900
Thomas P. Stagnaro	21,647,186	4,900
Dinesh Patel, PhD	21,647,186	900
Frank M. Dougherty	21,594,657	57,429
Peter G. Tombros	21,651,186	900

2.	A proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal year ending May 31, 2007 was approved, as follows:

Votes For	Votes Against	Abstentions
21,647,486	100	4,500

3.	To transact such other business as may properly come before the Annual Meeting and any adjournment or postponement thereof:

Votes For	Votes Against	Abstentions
20,097,529	169,186	1,385,370

ITEM 6. EXHIBITS

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.2 to the Company’s SB-2 filed on September 25, 2003
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on September 25, 2003
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on September 25, 2003
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective September 256, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment off letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.18	Service Contract with AAIPharma Inc., dated February 8, 2006	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2007
PROTALEX, INC.

By:  /s/ Steven H. Kane

Steven H. Kane, President and Chief Executive Officer
Date: January 12, 2007

By:  /s/ Marc L. Rose

Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.2 to the Company’s SB-2 filed on September 25, 2003
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on September 25, 2003
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on September 25, 2003
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective September 256, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment off letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.18	Service Contract with AAIPharma Inc., dated February 8, 2006	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith