Form 10QSB
period 2007-02-28
PROTALEX INC
filed 2007-04-13
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,600,464 shares of common stock, as of April 13, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Protalex, Inc.
(A Company in the Development Stage)

BALANCE SHEETS

	February 28, 2007	May 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,141,242	$9,992,545
Prepaid expenses	221,153	221,187

Total current assets	19,362,395	10,213,732

PROPERTY & EQUIPMENT:
Lab equipment	692,762	327,287
Office and computer equipment	195,986	157,787
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	1,019,416	615,742
Less accumulated depreciation	(599,132)	(478,785)

	420,284	136,957
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $7,458 and $6,693 as
of February 28, 2007 and May 31, 2006, respectively	12,842	13,607

Total other assets	20,832	21,597

	$19,803,511	$10,372,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$861,794	$744,732
Payroll and related liabilities	22,756	67,415
Accrued expenses	60,000	226,848

Total current liabilities	944,550	1,038,995

OTHER LIABILITIES	3,785	3,696

Total liabilities	948,335	1,042,691

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized as of February 28, 2007 and May 31, 2006; 28,600,464 and 22,389,951 shares issued and outstanding as of February 28, 2007 and May 31, 2006, respectively	286	224
Additional paid in capital	43,714,692	27,740,976
Deficit accumulated during the development stage	(24,859,802)	(18,411,605)

Total stockholders’ equity	18,855,176	9,329,595

	$19,803,511	$10,372,286

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the nine and three month periods ended February 28, 2007 and 2006, and From
Inception (September 17, 1999) through February 28, 2007
(Unaudited)

					From
	Nine	Nine	Three	Three	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	(4,102,055)	(2,731,240)	(1,757,711)	(1,044,226)	(15,145,271)
Administrative	(2,670,755)	(1,569,182)	(861,460)	(603,798)	(8,660,418)
Professional fees	(451,012)	(336,688)	(147,735)	(110,394)	(2,166,259)
Depreciation and amortization	(4,009)	(3,155)	(1,257)	(1,050)	(154,411)

Operating Loss	(7,227,831)	(4,640,265)	(2,768,163)	(1,759,468)	(26,126,359)

Other income (expense)
Interest income	779,634	228,860	255,168	93,419	1,347,749
Interest expense	-	(741)	-	(127)	(70,612)
Loss on disposal of equipment	-	-	-	-	(10,580)

Net Loss	$(6,448,197)	$(4,412,146)	$(2,512,995)	$(1,666,176)	$(24,859,802)

Weighted average number of common
shares outstanding	27,908,754	20,013,580	28,600,464	21,173,309	14,902,795

Loss per common share - basic and diluted	$(.23)	$(.22)	$(.09)	$(.08)	$(1.67)

The accompanying notes are an integral part of these financial statements.

Protalex, Inc.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the nine month periods ended February 28, 2007 and 2006 and From
Inception (September 17, 1999) through February 28, 2007
(Unaudited)

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,448,197)	$(4,412,146)	$(24,859,802)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	-	-	10,580
Depreciation and amortization	121,112	53,365	629,111
Non cash compensation expense	1,440,483	343,046	3,506,008
Non cash expenses	-	-	16,644
(Increase) decrease in:
Prepaid expenses and deposits	34	(40,833)	(229,143)
Increase (decrease) in:
Accounts payable and accrued expenses	(49,786)	(104,712)	921,795
Payroll and related liabilities	(44,659)	118,966	22,756
Other liabilities	89	(4,655)	3,785

Net cash and cash equivalents used in operating activities	(4,980,924)	(4,046,969)	(19,978,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	-	-	(20,000)
Acquisition of equipment	(403,674)	(84,153)	(905,936)
Excess of amounts paid for public shell over
assets acquired to be accounted for as a recapitalization	-	-	(250,000)
Proceeds from disposal of equipment	-	-	6,000

Net cash and cash equivalents used in investing activities	(403,674)	(84,153)	(1,169,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	14,533,295	5,510,967	40,658,458
Principal payment on equipment notes payable
and capital leases	-	(16,308)	(295,411)
Contribution by shareholders	-	-	183,569
Principal payment on note payable to individuals	-	-	(225,717)
Issuance of note payable to individuals	-	-	368,546
Acquisition of common stock	-	-	(400,000)

Net cash and cash equivalents provided by financing activities	14,533,295	5,494,659	40,289,445

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,148,697	1,363,537	19,141,242

Cash and cash equivalents, beginning	9,992,545	9,453,367	-

Cash and cash equivalents, end	$19,141,242	$10,816,904	$19,141,242

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$-	$614	$66,770

Taxes paid	$-	$-	$100

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

2. Loss per Common Share

The Company follows Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2007 and 2006, the Company had potentially dilutive securities representing 10,698,317 shares and 8,850,892 shares, respectively.

3. Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $1,440,483 and $413,865 for the nine and three months ended February 28 2007, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of February 28, 2007 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

As of February 28, 2007, there were 4,096,937 stock options outstanding.  At February 28, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,711,000 (net of estimated forfeitures).  During the nine and three months ended February 28, 2007, the Company granted 458,000 and 218,000 stock options respectively, with a fair value of $992,853 and $491,200 (net of estimated forfeitures), and 189,688 and 185,939 options were forfeited, respectively.

The following table illustrates the effect on net loss and earnings per share for periods prior to the adoption of SFAS No. 123R if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Nine	Three	From Inception
	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,
	2006	2006	2006

Net loss, as reported	$(4,412,146)	$(1,666,176)	$(16,719,349)

Add: Stock-based compensation expense
included in reported net loss	343,046	49,535	1,226,068

Deduct: Stock-based compensation expense
determined under fair value method
for all awards	(1,015,133)	(196,267)	(4,304,782)

Pro forma net loss	$(5,084,233)	$(1,812,908)	(19,798,063)

Loss per share, as reported - basic and diluted	$(.22)	$(.08)	$(1.23)

Pro forma loss per share basic and diluted	$(.25)	$(.09)	$(1.46)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,
	2007	2006	2007

Dividends per year	0	0	0
Volatility percentage	94%	107-114%	90%-131%
Risk free interest rate	4.80-4.88%	3.85-4.42%	2.07%-5.11%
Expected life (years)	4	4	3-5
Weighted Average Fair Value	$2.08	$1.94	$2.08

A summary of the common stock option activity for employees, directors, officers and consultants from inception through February 28, 2007 is as follows:

		Grant
	Options	Prices	Exercisable

Balance, September 17, 1999	—	$—	—
Granted, April 28, 2000	40,000	0.36	—
Granted, November 26, 2001	100,000	1.25	100,000
Expired, April 28, 2002	(40,000)	0.36	—
Granted, June 1, 2002	125,000	1.50	—
Granted, July 18, 2002	233,680	1.50	233,680
Granted, October 24, 2002	100,000	1.45	100,000
Granted, December 16, 2002	863,242	1.50	863,242
Granted, December 16, 2002	50,000	1.70	40,000
Granted, March 15, 2003	130,000	1.50	—
Granted, April 1, 2003	40,000	1.50	38,332
Granted, July 1, 2003	40,000	1.50	30,000
Granted, August 13, 2003	100,000	1.50	100,000
Granted, September 19, 2003	584,333	1.50	513,694
Granted, October 28, 2003	60,000	1.50	60,000
Granted, January 22, 2004	75,000	2.13	75,000
Granted, January 22, 2004	100,000	2.13	69,372
Granted, January 22, 2004	50,000	2.75	—
Forfeited, January 22, 2004	(130,000)	1.50	—
Granted, March 1, 2004	150,000	2.17	—

Granted, July 22, 2004	15,000	2.60	9,687
Granted, October 26, 2004	30,000	2.70	5,833
Granted, October 26, 2004	100,000	2.30	100,000
Granted, January 13, 2005	330,000	2.55	119,694
Granted, January 13, 2005	125,000	2.55	125,000
Forfeited, January 26, 2005	(10,000)	1.70	—
Forfeited, January 26, 2005	(10,000)	2.13	—
Granted, February 15, 2005	100,000	2.80	100,000
Granted, April 13, 2005	50,000	2.60	22,916
Forfeited, June 1, 2005	(125,000)	1.50	—
Granted, July 29, 2005	51,429	2.80	17,915
Granted, August 23, 2005	250,000	2.50	81,332
Forfeited, October 22, 2005	(10,000)	2.70	—
Forfeited, October 22, 2005	(1,000)	2.55	—
Granted, October 25, 2005	200,714	2.65	158,570
Granted, November 8, 2005	121,407	2.75	121,407
Granted, January 11, 2006	133,000	2.85	34,975
Forfeited, January 25, 2006	(50,000)	2.75	—
Forfeited, January 25, 2006	(25,000)	2.55	—
Forfeited, January 25, 2006	(25,000)	2.65	—
Forfeited, February 28, 2006	(150,000)	2.17	—
Forfeited, February 28, 2006	(50,000)	2.55	—
Forfeited, March 13, 2006	(10,000)	2.70	—
Forfeited, March 13, 2006	(1,500)	2.55	—
Forfeited, March 13, 2006	(1,429)	2.80	—
Granted, March 16, 2006	115,000	2.90	115,000
Granted, April 20, 2006	27,000	4.50	5,624
Forfeited, April 30, 2006	(16,251)	2.80	—
Exercised, July 28, 2006	(4,000)	2.55	—
Forfeited, July 29, 2006	(3,749)	2.80	—
Granted, August 10, 2006	15,000	2.35	3,750
Exercised, August 14, 2006	(2,000)	2.50	—
Granted, October 24, 2006	225,000	2.87	179,166
Forfeited, January 2, 2007	(185,939)	2.54
Granted, January 18, 2007	150,000	2.30	3,124
Granted, February 20, 2007	68,000	2.15	35,000
	4,096,937		3,462,313

The following summarizes certain information regarding stock options at February 28, 2007:

Exercise Price Range	Number	Total Weighted Average Exercise Price	Total Weighted Average Remaining Life	Number	Exercisable Weighted Average Exercise Price	Exercisable Weighted Average Remaining Life
			(years)			(years)

$0.90 - 1.35	100,000	$1.25	4.7	100,000	$1.25	4.7
$1.36 - 1.80	2,061,255	$1.50	6.0	1,978,948	$1.50	6.0
$1.81 - 2.25	233,000	$2.14	7.8	179,372	$2.13	7.8
$2.26 - 2.70	970,546	$2.50	7.8	629,906	$2.53	7.8
$2.71 - 3.15	705,136	$2.84	8.6	568,463	$2.83	8.6
$3.16 - 4.50	27,000	$4.50	9.1	5,624	$4.50	9.1
	4,096,937	$2.02	7.0	3,462,313	$1.94	7.0

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

Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the notes to these financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the periods ended February 28, 2007 and 2006, the Company did not pay any taxes; therefore, there was no effect on operating cash flows for such excess tax deductions.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on June 1, 2007. The Company has not completed its evaluation of the impact of adopting FIN 48 and as a result is not able to estimate the effect the adoption will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of the annual financial statements for the year ending May 31, 2007. The Company has evaluated the potential impact that SAB No. 108 may have on the financial statements and does not believe the impact of the application of this guidance will be material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”)  which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on its results of operations and cash flows.

NOTE D - RELATED PARTIES

For the nine and three month periods ended February 28, 2007, the Company incurred $66,924 and $31,298 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the nine and three month periods ended February 28, 2006, the Company incurred $64,432 and $43,715, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the nine and three month periods ended February 28, 2007, the Company incurred $112,500 and $37,500 respectively, for this director’s fee. For the nine and three month periods ended February 28, 2006 the Company incurred $112,500 and $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the nine and three month periods ended February 28, 2007, the Company incurred $45,000 and $15,000 respectively for these directors’ fees. For the nine and three month periods ended February 28, 2006, the Company incurred $35,000 and $15,000, respectively, for these directors’ fees. As of February 28, 2007, $3,334, is included within Accrued Expenses and was subsequently paid on March 15, 2007.

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

Plan of Operations

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating Rheumatoid Arthritis or RA. We submitted the IND application to the United States Food and Drug Administration or FDA on March 4, 2005 and on March 31, 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. On August 10, 2005, we formally replied to the FDA and on September 9, 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial on December 5, 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. In November 2006, we received preliminary feedback from the FDA expressing concern related to data on certain subjects who participated in our Phase I clinical trial for PRTX-100. Based on this feedback, we conducted additional analyses of data from the Phase I clinical trial and we anticipate the submission of an IND in Idiopathic Thrombocytopenic Purpura (ITP), during the second calendar quarter of 2007.

We expect that clinical trial-related activities will occur during the next 12 months, including preparation for additional filings with the FDA, manufacturing activities, arranging for packaging and distribution, and commencing toxicology studies utilizing our manufactured drug. Additionally, we intend to conduct research and pre-clinical activities with PRTX-100 in other autoimmune indications.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002. In July 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the United States Patent and Trademark Office or PTO. In August 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted. In October 2006, the PTO notified the Company of the allowance of the patent. At this time, the patent is being processed by the PTO’s publication department. Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans for fiscal 2007 include hiring additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in our business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive salaries to attract and retain qualified personnel.

Research and Development Expenses - Research and Development expenses were $4,102,055 and $1,757,711 for the nine and three months ended February 28, 2007 compared with $2,731,240 and $1,044,226 for the nine and three months ended February 28, 2006. The year-to date increase of $1,370,815 or 50% was primarily the result of increased clinical personnel, preparation for clinical trials, on-going product manufacturing and product qualification related costs. On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer, under the terms of his employment agreement, which resulted in an expense of approximately $290,000 in this period. Also, included in Research & Development expenses was $302,625 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses - Administrative expenses were $2,670,755 and $861,460 for the nine and three months ended February 28, 2007 compared with $1,569,182 and $603,798 for the nine and three months ended February 28, 2006. The year-to-date increase of $1,101,573 or 70% was due to wage increases for existing personnel, travel and stock option compensation expense. Included in Administrative expenses was $1,137,858 for stock option compensation expense subsequent to the adoption of SFAS No. 123R, compared to $343,046 for the same nine month period in fiscal 2006.

Professional Fees - Professional expenses were $451,012 and $147,735 for the nine and three months ended February 28, 2007, compared with $336,688 and $110,394 for the nine and three months ended February 28, 2006. The year-to-date increase of $114,324 or 34% was primarily due to our Sarbanes-Oxley project and investor relations related activity.

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

As of February 28, 2007, our net working capital was $18,417,845 and our total cash and cash equivalents were $19,141,242. We have no significant payments due on long-term obligations or other demands or commitments to be incurred beyond the next 12 months. However, we anticipate entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2007 that will extend into future fiscal years. With the completion of the $15.2 million financing transaction in July 2006, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process. If we are unable to obtain approval of our future IND applications or otherwise advance in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

Off-Balance Sheet Arrangements

We have entered into the following off-balance sheet arrangements:

•
Employee Agreements-Officers. To attract and retain qualified management personnel, we have entered into employment agreements with three executive officers: Steven H. Kane, president and chief executive officer, Marc L. Rose, CPA, vice president of finance, chief financial officer, treasurer and corporate secretary.

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

•	Operating Lease - Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$681,900	$681,900	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	168,500	168,500	0	0	0
Operating Lease - Copier	9,213	2,490	6,723	0	0
Total	$1,069,613	$1,062,890	$6,723	$0	$0

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

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the nine months ended February 28, 2007. The Company did not make any changes to those policies during the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to the Company is made known to its Chief Executive Officer and Chief Financial Officer and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. As of February 28, 2007, Steven H. Kane, President and Chief Executive Officer, and Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary, representing all of the officers and directors of the Company, evaluated the Company’s disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Control

There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment offer letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007	PROTALEX, INC.

	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief Executive Officer

Date: April 13, 2007

	By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8K filing on December 6, 2004

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8K filed on July 10, 2006

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment offer letter executed by Victor S. Sloan, M.D	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.