Form 10-K
period 2007-05-31
PROTALEX INC
filed 2007-07-31
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended May 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from             to

Commission File 000-28385

PROTALEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2003490
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
145 Union Square Drive, New Hope, Pennsylvania	18938
(Address of principal executive offices)	(Zip Code)

(215) 862-9720
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. Check one:

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐    No☑

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $55,200,421 as of November 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 28,600,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended May 31, 2007 are incorporated by reference into Part III of this Report.

PROTALEX, INC.

FORM 10-K

May 31, 2007

TABLE OF CONTENTS

		Page No.
	PART I

ITEM 1.	Business	2
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	12
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
ITEM 6.	Selected Financial Data	14
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 8.	Financial Statements and Supplementary Data	19
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
ITEM 9A.	Controls and Procedures	19
ITEM 9B.	Other Information	19

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	19
ITEM 11.	Executive Compensation	22
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	29
ITEM 14.	Principal Accounting Fees and Services	29

	PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	29
	Signatures	32
	Index to Financial Statements	F-1

	Ex-31.1 Section 302 Certification of the CEO
	Ex-31.2 Section 302 Certification of the CFO
	Ex-32.1 Section 906 Certification of the CEO
	Ex-32.2 Section 906 Certification of the CFO
	Exhibit Index

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval, if any, for our product candidates;

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us;

•	anticipated clinical trial results and regulatory submission dates for our product candidates by us;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	estimates of the market opportunity and the commercialization plans for our product candidates;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates;

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed in Item 1A. Risk Factors of this Annual Report and discussed in our other Securities and Exchange Commission (“SEC”) filings.

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Given the uncertainties affecting biotechnology companies in the development stage, you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with our audited Financial Statements and related notes thereto included elsewhere in this Annual Report and the Risk Factors in Item 1A of this Report.

PART I

ITEM 1. BUSINESS

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

We are a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  The effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials.  We currently have no product on the market. We are initially targeting the autoimmune diseases idiopathic thrombocytopenic purpura, or ITP and Rheumatoid Arthritis, or RA.

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA. We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial. In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report, a Chemistry, Manufacturing and Control or CMC update, and a protocol for an additional Phase I study. In June 2007, we commenced with the additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II clinical trials. This Phase I clinical trial will also extend the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics or PD at higher dose ranges.

RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement. A Phase II randomized, placebo controlled, multi-center study in patients with active RA, is scheduled to commence enrollment in the first half of calendar 2008.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have identified six sites in Australia, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial is expected to begin enrolling patients in the fourth calendar quarter of 2007.

Our bioregulatory compounds are based on the principle of normalizing the activities of immune cells at a more basic level than traditional pharmaceutical agents, which act upon the end products of complex body functions. In autoimmune disease models, PRTX-100, which is a natural compound, has reversed the pathologic process resulting in a restoration and maintenance of normal healthy tissue. We intend to bring this biotechnology to bear on a range of serious autoimmune diseases that affect millions of sufferers worldwide, for additional indications such as pemphigus, systemic lupus erythematosus or lupus, psoriasis, inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, insulin-dependent diabetes mellitus, and multiple sclerosis. To date, however, we have not conducted any pre-clinical trials related to the treatment of these diseases and to do so would require substantial additional capital infusions.

We are also broadening our intellectual property and developing our management team, facilities and operational infrastructure for commercialization of our products. Our business and laboratory operations are located in New Hope, Pennsylvania. We also outsource some of our activities to contract organizations and facilities. For example, we continue to refine the manufacturing process of PRTX-100 under Current Good Manufacturing Practice, or cGMP, in quantities we believe are sufficient for the upcoming clinical trials. We also expect that other clinical trial related activities will occur during the next 12 months, including drug substance manufacturing, drug product formulation, product packaging, and additional toxicology studies. Additionally, we intend to conduct pre-clinical research with PRTX-100 and other compounds in several other autoimmune indications.

Our in-house research includes demonstrating the efficacy of PRTX-100 in well established and characterized animal models of RA and other autoimmune diseases. For example, we have tested PRTX-100 in the murine collagen induced arthritis model, or CIA, which is considered to be a predictive efficacy model for RA in humans. This is the model that was used to test the efficacy of the FDA approved drug, etanercept, or Enbrel®. PRTX-100 has also demonstrated its efficacy in an animal model of systemic lupus erythematosus. Our scientists are also investigating the mechanism of action and developing a second-generation class of compounds. Additionally, our laboratory personnel have developed a pre-clinical ITP model with data showing that PRTX-100 inhibits the phagocytosis (ingestion) of platelets in vitro. Platelet phagocytosis is the effector limb of ITP. Lab personnel also are developing analytical methods to screen derivative compounds for bioactivity, measure drug concentrations in the blood, and measure systemic effects to be used in evaluating the efficacy and safety data in human clinical trials.

We have concluded eight private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials. Our research and development expenditures were $5,562,485, $3,840,400 and $3,519,910 for the years ended May 31, 2007, 2006 and 2005, respectively. The most recent private placement in July 2006 raised approximately $15.2 million. Since we have completed our Phase Ia clinical trial, commenced with a Phase Ib clinical trial in June 2007 and have started the planning process for two Phase II clinical trials during the next fiscal year, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process.

As our lead product moves closer to the marketing stage, we intend to look for opportunities to enter into collaborative arrangements with larger strategic partners to market and sell our products in the United States and in foreign markets. We also intend to seek out partners who would be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and/or clinical trials required to obtain regulatory approval. In return for such payments, we could grant these partners rights to market certain of our products in particular geographical regions. We are also evaluating the alternative approach of pursuing our programs independently with the intention of becoming a fully integrated biopharmaceutical company.

About PRTX-100

PRTX-100 is a highly-purified form of the Staphylococcal bacterial protein known as Protein A. PRTX-100 has the ability, at very low concentrations, to bind to and to down regulate activation of human B-lymphocytes and macrophages which are key cells mediating inflammation in certain autoimmune diseases. Laboratory studies indicate the mechanism involves interference with specific intracellular signaling pathways. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects on model inflammatory diseases.

Animal Studies

Protalex’s lead candidate PRTX-100 has proven effective in two clinical standard mouse autoimmune models:

Collagen-Induced Arthritis - PRTX-100 has demonstrated reproducible efficacy in a well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel®, a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of Enbrel® suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel® showed a resumption of joint inflammation and tissue damage. This response to Enbrel® was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies has been used to serve as a rationale for conducting clinical trials in human patients.

BXSB Mice - These animals are genetically predisposed to autoimmune diseases. This model is used to evaluate drugs for autoimmune diseases such as Lupus, Crohn’s disease and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies, mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement, or splenomegaly, was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease. Treatment with PRTX-100 also reduced non-specific immunoglobulin production and specific autoantibody production and restored the number and function of immune cells known as T and B lymphocytes. These results represent improvement in a whole animal setting in this complex disease syndrome.

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

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under cGMP conditions. The product formulation, stability testing and packaging of the final drug product for clinical supplies are conducted at several other reputable FDA-approved companies in the United States. These companies have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources.

Markets

RA is a key focus for the company. RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2007, an estimated 2.0 million Americans and perhaps 4.0-6.0 million people worldwide have RA. RA is especially prevalent in younger women. RA affects about 0.9% of the population and 10% of RA patients enter remission without treatment. Of the remaining 90%, one third has mild disease, one-third has moderate disease and has some response to methotrexate and one-third has significant disease and has failed methotrexate.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. Current treatments are costly, and in most cases must be continued for decades. In contrast, we believe that bioregulatory therapy such as PRTX-100 could be potentially providing these patients with a choice of therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio. We anticipate that our products will be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed. Additionally, preliminary information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a wide range of autoimmune diseases, including, but not limited to, lupus, type I diabetes, and pemphigus.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. According to the Platelet Disorders Support Association, approximately 200,000 individuals are affected by ITP, with women affected approximately three times as often as men. It can affect all ages and ethnic groups, and about 50% of the new cases occur in children. Current treatment includes corticosteroids and removal of the spleen. Although most cases can be controlled with therapy, the treatments can have significant side effects and there is currently no broadly effective curative therapy. We believe that PRTX-100 will offer these patients an alternative therapy which is potentially more cost effective, efficacious, and results in fewer side effects.

Additionally, our goal is to pursue FDA approval to treat other autoimmune diseases, where the drug’s ability to decrease the inflammatory response will abrogate the underlying disease processes. The BXSB animal model is a generalized autoimmune model, and suggests PRTX-100 may be utilized to treat a host of other autoimmune indications. . We intend to begin pre-clinical studies in autoimmune diseases other than RA during fiscal year 2008.

Competition

We believe, based on the pre-clinical trials and the result of the Phase Ia clinical trial, that our compound, PRTX-100, has a potential competitive advantage, as it may require lower doses and has the potential to be more convenient, safer and more efficacious than existing therapies. This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $14,000 to $18,000 per patient, according to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2007. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;

•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;

•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®);

•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®).

•	Costimulatory molecule inhibitor (abatacept, Orencia® Anti CD20 therapy, rituximab (Rituxan®)

•
“Immunoadsorption Therapy,” also known as Prosorba®, now in limited use in Europe and the United States, entailing weekly sessions during which a patient’s blood is separated and passed through a molecular filter. The use of such extreme treatment modalities emphasizes the unmet need for a new treatment for patients who cannot respond to existing therapies.

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation, Johnson & Johnson, Inc. and Abbott Laboratories, dominating the market with their respective products, Enbrel®, Remicade® and Humira®. According to the Cowen and Company, LLC report dated March 2007 for RA only in 2006, Enbrel® generated revenue of $2.43 billion; Remicade® generated revenue of $1.48 billion; and Abbot’s Humira®, generated revenue of $1.0 billion. Other recent entrants into the RA market are Orencia® from Bristol-Myers Squibb and Rituzan® from Biogen Idec/Genentech which generated revenue of $90 million and $25 million for RA in 2006, respectively.

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

There are two companies that are developing thrombopietin agonists for treating ITP. GlaxoSmithKline’s drug #497115 and Amgen’s AMG 531 are both in Phase III clinical trials.

We expect the Company’s U.S. patent issued in May 2007, to be a potential barrier to entry that could prevent competitors from implementing the same procedures as the Company. However, the Company may be unable to protect these proprietary rights. See the risk factor titled “If we are unable to protect, obtain and maintain our proprietary rights, we may not be able to compete effectively or operate profitably” on page 8 of this annual report.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (preclinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.  We and our manufacturers may also be subject to regulations under other United States federal, state, local and foreign laws.

In the United States, the FDA regulates drugs under the Food Drug and Cosmetic Act, or FDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice or GLP regulations and other regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of Biological License Application or BLA to the FDA;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with cGMP, regulations and other applicable regulations; and

•	the FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors in Item 1A of this Annual Report

Preclinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of preclinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements and regulations for informed consent.

Clinical Trials

For purposes of BLA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•
Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs.

•
Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•
Phase III clinical trials are commonly referred to as pivotal trials. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition continued approval of a BLA on the sponsor’s agreement to conduct additional clinical trials with due diligence. In other cases, the sponsor and the FDA may agree that additional safety and/or efficacy data should be provided; however, continued approval of the BLA may not always depend on timely submission of such information. Such post-approval studies are typically referred to as Phase IV studies.

Biological License Application

The results of drug candidate development, preclinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of a BLA. The FDA reviews all BLAs submitted before it accepts them for filing and may request additional information rather than accepting a BLA for filing. Once a BLA is accepted for filing, the FDA begins an in-depth review of the application.

During its review of a BLA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA may refuse to approve a BLA and issue a not approvable letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. If the FDA’s evaluations of the BLA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the BLA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an BLA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We intend to seek orphan drug designation for our products at the appropriate time.

Under European Union medicines laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of marketing exclusivity, except under certain limited circumstances comparable to United States law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. The sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug at the time of original submission of its IND, or at any time thereafter prior to receiving marketing approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If the FDA grants fast track designation, it may initiate review of sections of a BLA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant has paid applicable user fees. The FDA’s Prescription Drug User Fee Act or PDUFA review clock for both a standard and priority BLA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•
Priority Review. As explained above, a drug candidate may be eligible for a six-month priority review. The FDA assigns priority review status to an application if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track drug would ordinarily meet the FDA’s criteria for priority review, but may also be assigned a standard review. We do not know whether any of our drug candidates will be assigned priority review status or, if priority review status is assigned, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately approve the drug.

•
Accelerated Approval.  Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we intend to seek fast track designation, accelerated approval or priority review for our drug candidates. We cannot predict whether any of our drug candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our drug candidates.

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with the drug candidate we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for our drug candidate would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or any potential collaboration partners pursuant to future FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, sales or use, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the BLA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning and/or untitled letters, corrective advertising and potential civil and criminal penalties.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Patents, Trademarks, and Proprietary Technology

Our success will depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002. In July 2006, we received an Office Action Summary (rejection) of our initial usage patent application from the PTO. In August 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted. In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258. We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union. Additional patent applications relating to the manufacturing process of PRTX-100 are being pursued.

Employees

We currently have eight full-time employees. None of our employees are represented by an organized labor union. We believe our relationship with our employees is very good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute our business plan, carry out product development and secure advantages over our competitors. No assurances can be given that we will be able to provide the overall compensation necessary to retain such skilled employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of significant losses, and we may never achieve or sustain profitability.

We are focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2007, our cumulative net loss was $26,863,547. Our net loss was $8,451,942 for the fiscal year ended May 31, 2007. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

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

If we cannot raise additional capital on acceptable terms, we will be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidate.

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

We have tried to protect our proprietary position by filing a U.S. patent application related to PRTX-100. In July 2006, the PTO issued an office action final rejection. In August 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted. In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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
We are aware that a third-party has a pending patent application for technologies generally related to ours, and more patents for similar technologies may be filed in the future. In the United States, patent applications may remain confidential after filing or published 18 months after filing.
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

We have relied on, and intend to rely in the future, in part, on third-party contract manufacturers to supply, store and distribute PRTX-100 and other potential products. Any products we develop may be in competition with other product candidates and products for access to these facilities. Thus, we may not be successful in contracting with third-party manufacturers, or they may not be able to manufacture these candidates and products in a cost-effective or timely manner. Additionally, our reliance on third-party manufacturers exposes us to the following risks, any of which could delay or prevent the completion of (x) our clinical trials, (y) the approval of our products by the FDA or (z) the commercialization of our products, resulting in higher costs or depriving us of potential product revenues:

•
Contract manufacturers are obliged to operate in accordance with FDA-mandated cGMPs. Their failure to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products. Additionally, failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

•
It may be difficult or impossible for us to find replacement manufacturers quickly on acceptable terms, or at all. For example, we have initially relied on a single contract drug substance manufacturer, Eurogentec S.A., to produce PRTX-100. Changing this manufacturer, or changing the manufacturer for any other products we develop, may be difficult and expensive. The number of potential manufacturers is limited, and changing manufacturers may require confirmation of the analytical methods of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such confirmation of the analytical methods may be costly and time-consuming.

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

We believe Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our proposed clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be delayed, and our ability to commercialize this product could be impaired or precluded.

We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

To date, PRTX-100 has been manufactured in enough quantities to conduct our proposed clinical trials. If this product were approved by the FDA for commercial sale, we would need to manufacture it in larger quantities. We have no manufacturing facilities at this time, and we have no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing equipment. Thus, we would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow us to commercialize it. If we are unable to increase the manufacturing capacity for PRTX-100, or any other product we may develop, we may experience delays in or shortages in supply when launching them commercially.

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

Most of our competitors have substantially greater capital resources, research and development personnel, facilities and experience in conducting clinical trials and obtaining regulatory approvals than us. As well, some of our competitors have advantages over us in manufacturing and marketing pharmaceutical products. We are thus at a competitive disadvantage to those competitors who have greater capital resources and we may not be able to compete effectively.

If we are unable to retain key personnel and hire additional qualified scientific, sales and marketing, and other personnel, we may not be able to achieve our goals.

We depend on the principal members of our management staff, including Steven H. Kane, our president and chief executive officer, Marc L. Rose, CPA, our vice president of finance, chief financial officer, treasurer and corporate secretary and Company consultant Edward W. Bernton, MD, who serves as our Medical Director. The loss of any of these individuals’ services might significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these individuals.

Mr. Kane, who joined us in December 2002, Mr. Rose, who joined us in November 2004 and Dr. Bernton who has been engaged since January 2007 are key members of our management team and are critical to directing and managing our growth and future development. We are not aware of any present intention of any of these individuals to leave our Company.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liabilities claims, regardless of their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our product. We currently maintain a $2,000,000 general liability insurance policy, a global $3,000,000 clinical liability insurance policy and as required, country specific clinical liability insurance will be procured. We intend to expand our liability insurance coverage to any products for which we obtain marketing approval, however, such insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets.

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

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal year ended May 31, 2007, our stock price ranged from a high of $4.15 to a low of $1.24 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

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

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We originally entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was to expire on February 28, 2007. On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008. In the fiscal third quarter of 2006, we invested $62,907 in leasehold improvements, which will be amortized through January 2008. On April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2009 with an option for an additional one year.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and we are not aware of threatened legal proceedings to which any person, officer, affiliate of the Company or any owner of more than 5% of the Company’s stock is an adverse party to or has a material interest adverse to, the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2007.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on Over the Counter - Bulletin Board (OTCBB) under the symbol “PRTX”. The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported on the OTCBB during each quarter of the two most recent fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2006
First Quarter	$2.95	$2.00
Second Quarter	3.10	2.20
Third Quarter	4.00	2.60
Fourth Quarter	5.00	2.66
2007
First Quarter	$4.15	$2.01
Second Quarter	2.96	1.52
Third Quarter	2.75	1.75
Fourth Quarter	2.05	1.24

(b) Holders.    As of July 31, 2007, there were approximately 430 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,802,607	$2.61	2,693,393
Equity compensation plans not approved by security holders	2,161,255	$1.49	—
Total	3,963,862	$2.00	2,693,393

(e) Performance Graph

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell MicroCap Index and the RDG MicroCap Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on May 31, 2002 and its relative performance is tracked through May 31, 2007.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The Statements of Operations data for the years ended May 31, 2007, 2006, and 2005, and our Balance Sheet data as of May 31, 2007 and 2006, are derived from our audited Financial Statements which are included elsewhere in this Annual Report. The Statements of Operations data for the years ended May 31, 2004 and 2003 and the Balance Sheet data as of May 31, 2005, 2004 and 2003 are derived from audited Financial Statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

Please see Note 2. to our Financial Statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

	Years Ended May 31,
	2007	2006	2005	2004	2003
Statements of Operations
Revenues	$—	$—	$—	$—	$—
Operating expenses	(9,472,762)	(6,455,208)	(5,697,380)	(3,026,100)	(1,662,888)
Other Income (expense)	1,020,820	350,806	129,651	36,736	(2,209)
Net loss	(8,451,942)	(6,104,402)	(5,567,729)	(2,989,364)	(1,665,090)

Weighted average number of common shares outstanding	28,083,103	20,559,291	16,832,643	15,384,933	12,197,325
Loss per common share - basic and diluted	$(.30)	$(.30)	$(.33)	$(.19)	$(.14)

	As of May 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash and cash equivalents	$17,546,154	$9,992,545	$9,453,367	$9,292,783	$280,052
Working capital	16,848,431	9,174,737	8,465,622	8,892,677	141,258
Total assets	18,209,568	10,372,286	9,608,494	9,440,125	430,401
Capital lease obligation	—	—	20,046	40,533	62,506
Deficit accumulated during the development stage	(26,863,547)	(18,411,605)	(12,307,203)	(6,739,474)	(3,750,110)
Total stockholders’ equity	$17,237,798	$9,329,595	$8,606,813	$8,996,388	$243,570

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2007 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials.  We currently have no product on the market. We are initially targeting the autoimmune diseases idiopathic thrombocytopenic purpura, or ITP and Rheumatoid Arthritis, or RA.

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the IND for treating RA. We submitted the IND to the FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase Ia clinical trial in December 2005 and completed the Phase Ia clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial. In May 2007, we filed an amendment to the IND with the FDA. The amendment included the final Phase I safety study report, CMC update, and a protocol for an additional Phase I study. In June 2007, we commenced with the additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II study. The trial will also extend the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics or PD at higher dose ranges. A Phase II randomized, placebo controlled, multi-center study in patients with active RA, is scheduled to commence enrollment in the first half of calendar 2008.

In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP study. This study is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have identified six sites in Australia, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients and this clinical trial is expected to begin enrolling patients in the fourth calendar quarter of 2007. We also expect that other clinical trial related activities will occur during the next 12 months, including drug substance manufacturing, drug product formulation, product packaging, and additional toxicology studies. Additionally, we intend to conduct pre-clinical research with PRTX-100 and other compounds in several other autoimmune indications.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002 and in May 2007; the PTO issued patent #7,211,258 titled “Protein A Compositions and Methods of Use.” Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans for fiscal 2008 include hiring additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in our business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive compensation plans to attract and retain qualified personnel.

In the third fiscal quarter of 2006, we completed the expansion of our current facility in New Hope, PA and in April 2007, we extended our lease through January 31, 2009 with an option for one additional year. Additional expansion of laboratory space is anticipated with our further growth.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 2. to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

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

Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets, which primarily consist of net operating loss carry-forwards. We have recorded a full valuation allowance of $11,334,000 as of May 31, 2007, due to uncertainties related to our ability to utilize such net operating loss carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable, if at all.

We account for our stock option grants under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of share-based compensation in the statements of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS 123R, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock option grants under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”) and made pro forma footnote disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net income and pro forma net income per share for 2006 and 2005 are disclosed in the footnotes to our financial statements were estimated using a Black-Scholes option valuation model.

Results of Operations

Fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006

Research and Development Expenses - Research and Development expenses increased from $3,840,400 in 2006 to $5,562,485 in 2007. The increase of $1,722,085, or 45%, was primarily the result of increased clinical personnel, preparation for clinical trials including regulatory consulting along with product manufacturing, formulation and qualification related costs. On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer, under the terms of his employment agreement, which resulted in an expense related to severance of approximately $290,000. Also, included in Research & Development expenses was $395,625 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses - Administrative expenses increased from $2,175,223 in 2006 to $3,360,252 in 2007. The increase of $1,185,029, or 54%, was primarily due to stock option compensation expense. Included in Administrative expenses was $1,431,225 for stock option compensation expense subsequent to the adoption of SFAS No. 123R, compared to $529,679 in fiscal 2006.

Professional Fees - Professional fees increased from $435,289 in 2006 to $544,903 in 2007. The increase of $109,614, or 25%, was due to an increase in our investor relations program and our Sarbanes-Oxley project.

Interest income - Interest income increased from $351,649 in 2006 to $1,020,820 in 2007. The increase of $669,171, or 190%, was attributed to the net proceeds of the July 2006 private placement of $14.2 million being placed in an asset management account.

Fiscal year ended May 31, 2006 compared to fiscal year ended May 31, 2005

Research and Development Expenses - Research and development expenses increased from $3,519,910 in 2005 to $3,840,400 in 2006. The increase of $330,490, or 9%, was due to increased clinical personnel, along with activity related to an outside contract research organization for the Phase I clinical trial, on-going product manufacturing formulation and qualification related costs.

Administrative Expenses - Administrative expenses increased from $1,457,694 in 2005 to $2,175,223 in 2006. The increase of $717,529, or 49%, was due primarily to personnel salary and wage increases, and stock based compensation.

Professional Fees - Professional fees decreased from $714,665 in 2005 to $435,289 in 2006. The decrease of $279,376, or 39%, was due to decreased costs in the areas of legal, audit, tax, and employee recruitment. In fiscal 2005, significant legal and audit fees were incurred in connection with the filing of the Company’s Post-Effective Amendment to Registration Statement on Form SB-2 related to its September 2003 offering.

Interest income - Interest income increased from $132,181 in 2005 to $351,649 in 2006. The increase of $219,468, or 166%, was attributed to the net proceeds of the May 2005 and December 2005 private placements of $4.9 million and $5.5 million, respectively, being placed in an asset management account.

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

On December 30, 2005, we raised $5,839,059 through the sale of 2,595,132 shares of our common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of our common stock, at an exercise price of $2.99 per share. We also issued warrants to purchase 227,074 shares of our common stock, at an exercise price of $2.99 per share, to the placement agent. All the warrants expire on December 30, 2010. Net of transaction costs of approximately $328,000, our proceeds were $5,510,967.

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $14,217,660, net of transaction costs of $960,000, through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. We also issued warrants to purchase 531,214 shares of our common stock, at an exercise price of $3.85 per share, to the placement agent. All the warrants expire on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 133,500 warrants and 6,000 options which resulted in $315,575 in cash proceeds.

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. If all warrants are exercised in cash, our proceeds would be approximately $18.9 million.

The following is a summary of selected cash flow information for the twelve months ended May 31, 2007, 2006 and 2005:

	Twelve Months Ended May 31, 2007	Twelve Months Ended May 31, 2006	Twelve Months Ended May 31, 2005
Net loss	$(8,451,942)	$(6,104,402)	$(5,567,729)
Adjustments for non-cash operating items	1,996,715	609,097	385,644
Net cash operating loss	$(6,455,227)	$(5,495,305)	(5,182,085)
Net change in assets and liabilities	(120,785)	(151,250)	591,191
Net cash used in operating activities	$(6,576,012)	$(5,646,555)	$(4,590,894)
Net cash used in investing activities	$(403,674)	$(91,726)	$(79,229)
Net cash provided by financing activities	$14,533,295	$6,277,459	$4,830,707

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the years ended May 31, 2007, 2006 and 2005 have resulted primarily from research and development expenditures associated for PRTX-100. We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2008 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the years ended May 31, 2007, 2006 and 2005 relates primarily to the acquisition of capital equipment for laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the years ended May 31, 2007, 2006 and 2005 resulted primarily from the sale of shares of common stock and the exercise of warrants and stock options.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $17,546,154 as of May 31, 2007 will be sufficient to fund operations into fiscal 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

Off Balance Sheet Arrangements and Contractual Obligations

We have entered into the following contractual obligations:

•
Employee Agreements-Officers. To attract and retain qualified management personnel, we have entered into employment agreements with two executive officers: Steven H. Kane, president and chief executive officer and Marc L. Rose, CPA, vice president of finance, chief financial officer, treasurer and corporate secretary.

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

•
Operating Lease - Office Space. We have entered into a three-year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007. On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008 and on April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2009.

•	Operating Lease - Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

As of May 31, 2007, our contractual obligations for the next five years, and thereafter, were as follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$681,900	$681,900	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	286,936	98,641	188,295	0	0
Operating Lease - Copier	8,466	1,743	6,723	0	0
Total	$1,187,302	$992,284	$195,018	$0	$0

Recently Issued Accounting Pronouncements

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has applied the provisions of SAB No. 108 in connection with the preparation of the annual financial statements for the year ending May 31, 2007. The adoption of SAB No. 108 did not have any impact on the financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-02 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-02") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. For our private placement transactions in September 2003, May 2005, December 2005 and July 2006, the Company granted registration rights which included payment arrangements of liquidated damages under certain circumstances, as noted in each respective registration rights agreement, including in the event an effective registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts or all commercially reasonable efforts to maintain effective registration statements.  The Company completed its evaluation, and believes that an obligation to transfer consideration under its registration payment arrangement for all registrations since inception is not probable.  Accordingly, we adopted FSP EITF 00-19-02 as of June 1, 2007 and as of the adoption date, it did not have any impact on the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities, principally U.S. Home Loan Notes. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such investments to maturity at which time the investment will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at May 31, 2007 totaled $17.2 million, and the weighted-average interest rate was approximately 5.21% with maturities of investments ranging up to 60 days.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

For the year ended May 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors and executive officers are as follows:

Name	Age	Position and Offices Held with the Company
G. Kirk Raab + #	71	Chairman of the Board, Director and Director Nominee
Steven H. Kane +	54	President, Chief Executive Officer, Director and Director Nominee
Marc L. Rose, CPA	42	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Carleton A. Holstrom *	71	Director and Director Nominee
Eugene A. Bauer, M.D. #	65	Director and Director Nominee
Thomas P. Stagnaro *	64	Director and Director Nominee
Dinesh Patel, Ph.D. *	56	Director and Director Nominee
Frank M. Dougherty + #	59	Director and Director Nominee
Peter G. Tombros #	65	Director and Director Nominee

* Member of the Audit Committee
# Member of Compensation Committee
+ Member of the Nominating and Corporate Governance Committee

G. Kirk Raab has served on the Company’s Board of Directors since August 2003. Mr. Raab is also the Chairman of the Board. Mr. Raab currently sits on the Boards and serves as Chairman of TransOral Pharmaceuticals, Velos Medical Informatics, Inc and BiPar Sciences, Inc. Mr. Raab also serves on the board of The National Foundation for Science and Technology Medals. From February 1990 to July 1995, Mr. Raab served as the President and Chief Executive Officer of Genentech. He originally joined Genentech in February 1985, as President and Chief Operating Officer. Prior to joining Genentech, Mr. Raab worked for Abbott Laboratories for 10 years, most recently as President, Chief Operating Officer and a director. Mr. Raab served as the first Chairman of the Biotechnology Industry Organization and the California Health Care Institute. Mr. Raab graduated from Colgate University in 1959, and is a Trustee Emeritus. He is a former trustee of KQED, the San Francisco Ballet, the San Francisco Symphony, UCSF Foundation and Golden Gate Planned Parenthood.

Steven H. Kane has served on the Company’s board of directors since December 2002. He is currently the President and Chief Executive Officer of the Company. He has over 25 years experience in the health care industry. From April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson.

Marc L. Rose, CPA, has served as the Company’s Vice President of Finance, Chief Financial Officer and Treasurer since November 2004 and in April 2005 Mr. Rose was elected Corporate Secretary. From March 2001 to November 2004, Mr. Rose served as Vice President and Chief Financial Officer of the DentalEZ Group, a privately held manufacturer of dental equipment and dental handpieces located in Malvern, PA. From January 1998 to March 2001, Mr. Rose was Practice Manager of Oracle Consulting Services for Oracle Corporation responsible for designing and implementing Oracle financial and project applications. From September 1990 to January 1998, Mr. Rose held several positions with the controllership organization of Waste Management, Inc and from June 1988 to September 1990, was an auditor with Ernst & Young in Philadelphia. Mr. Rose is a Certified Public Accountant in the Commonwealth of Pennsylvania and received his BA in Accounting/Finance from Drexel University.

Carleton A. Holstrom has served on the Company’s Board of Directors since October 2004. From 1977 through 1987, Mr. Holstrom was the Chief Financial Officer of Bear, Stearns & Co. and its successor, The Bear Stearns Companies, Inc., and from 1987 to the present, he has been a Managing Director Emeritus. From 1996 to 1997, Mr. Holstrom was the Chief Financial Officer of Scientific Learning Corporation. From 1983 to the present, Mr. Holstrom has served on the Board of Directors of Custodial Trust Company of Princeton, New Jersey, and from 1995 to the present with Scientific Learning Corporation of Oakland, California. From 1989 through 1995, Mr. Holstrom served on the Board of Governors of Rutgers University and was the Chair of the Board of Governors from 1994 through 1995. From 1983 through 1995, Mr. Holstrom served on the Board of Trustees of Rutgers University and was the Chair of that Board from 1998 through 1999. From 1995 through the present date, he has been an Emeritus Member of the Rutgers University Board of Trustees. From 1977 through 2000, Mr. Holstrom served on the Rutgers University Foundation Board of Overseers. He was the Chair of the Board of Overseers from 1979 through 1981. From 2000 to the present, he has served on the Rutgers University Foundation Board of Overseers in an emeritus capacity. From 1994 through 2005, Mr. Holstrom has served on the University of Wisconsin at Madison College of Letters and Sciences Board of Overseers. From 1989 through the present, he served on the University of Wisconsin Foundation Board of Directors and was the Vice Chair of that Foundation from 2000 through 2003.

Eugene A. Bauer, M.D. has served on the Company’s Board of Directors since February 2005. Dr, Bauer is Chief Executive Officer and board member of Neosil Incorporated, a privately held biotechnology company. From 2002 to 2004 Dr. Bauer was a Senior Client Partner with Korn/ Ferry International. Dr. Bauer served as Vice President for the Stanford University Medical Center from 1997 to 2001, and as Dean of the Stanford University School of Medicine from 1995 through 2001. Dr. Bauer was a founder of Connetics and served as an Emeritus Director of Connetics Corp until its sale to Stiefel Laboratories in 2006. Since 1988 he has been Professor, Department of Dermatology, Stanford University School of Medicine, and was Chief of the Dermatology Service at Stanford University Hospital from 1988 to 1995. From 1982 to 1988, he was a professor at Washington University School of Medicine. Dr. Bauer has served as Chairman of two National Institutes of Health study sections of the National Institute of Arthritis and Musculoskeletal and Skin Diseases and has served on a board of scientific counselors for the National Cancer Institute. Dr. Bauer also serves as a director of Peplin LTD, an Australian public corporation and a director of Echo Healthcare Acquisition Corp, a publicly held SPAC and as a director of Modigene, Inc., a publicly traded biotechnology company, and a non-profit Dermatological Organization. Dr. Bauer holds B.S. and M.D. degrees from Northwestern University.

Thomas P. Stagnaro has served on the Company’s Board of Directors since July 2002. He is President & Chief Executive Officer of Americas Biotech Distributor (ABD), which he founded in June 2004. Previously, Mr. Stagnaro was President and Chief Executive Officer of Agile Therapeutics, a private company focused on developing women's healthcare products from September 2000 to August 2004. He also served as a director on the board of Life Science Research Organization and the National Science Foundation - Singapore. Mr. Stagnaro formerly was President and Chief Executive Officer of 3-Dimensional Pharmaceuticals and Univax Biologics. He began his career with Searle Laboratories and held increasingly important positions during his 30 years in the pharmaceutical industry. Mr. Stagnaro has raised over $200 million for three development stage companies and took Univax Biologics public in 1972. He holds three patents and has published numerous articles.

Dinesh Patel, PhD has served on the Company’s Board of Director since September 2003. He is a Managing Director and Founding Partner of vSpring Capital, an early stage venture capital fund with $280 million under management. From 1999 to 2004 Dr. Patel was also the Founder, Chairman, President & CEO of Ashni Naturaceuticals, Inc. a company that specializes in the research, development and marketing of clinically tested and patent-protected naturaceutical products. In 1999, Dr. Patel co-founded and was the Chairman of Salus Therapeutics, Inc., a biotechnology company focused on the research and development of nucleic acid-based therapeutics, including antisense and gene therapy drugs. In August 2003 publicly traded Genta, Inc acquired Salus for $30 million. From 1985 through 1999, Dr. Patel served as Co-founder, Chairman of the Board of Directors, President & CEO, of Thera Tech, Inc., a Salt Lake City, Utah based company, that has been a pioneer in the development and manufacture of innovative drug delivery products. Under Dr. Patel’s guidance, TheraTech established strategic alliances with major pharmaceutical companies including Eli Lilly, Pfizer, Proctor & Gamble, Roche, and SmithKline Beecham. TheraTech went public in 1992 and became profitable in 1997. In January 1999, TheraTech was acquired for approximately $350 million by Watson Pharmaceuticals, a California based company. Dr. Patel has been the recipient of numerous awards, including US Small Business Administration’s Business Achiever Award, and Scientific and Technology Award (State of Utah) and Entrepreneur of the Year Award (Mountain West Venture Group). Dr. Patel got his undergraduate degree from India and his doctorate degree from University of Michigan. Dr. Patel is active in the Indian and local community serving on several boards and as an active donor for various charitable causes.

Frank M. Dougherty has served on the Company’s Board of Director since October 2001, and served as the Company’s Corporate Secretary from June 2002 to December 2002. From January 2004 to April 2005, Mr. Dougherty served as the Corporate Secretary and Treasurer of the Company. Mr. Dougherty is a practicing attorney and founder and owner of Frank M. Dougherty P.C., a law firm in Albuquerque, New Mexico. He has practiced law since 1982, and founded his current law firm in November 2001. Prior to becoming a lawyer, Mr. Dougherty practiced as a CPA in Santa Fe, New Mexico. He has an undergraduate degree in economics from the University of Colorado, a graduate degree in accounting from the University of Arizona and a law degree from Texas Tech University.

Peter G. Tombros has served on the Company’s Board of Directors since November 2005. Mr. Tombros has served as the Chairman of the Board of Alpharma, Inc. since March 2006. He has been a director of Alpharma since 1997. Commencing in 2005, Mr. Tombros has been the Professor and Executive in Residence in the Eberly College of Science BS/MBA Program at Pennsylvania State University. From 2001 to 2005, Mr. Tombros served as Chief Executive Officer of VivoQuest, Inc., a private biopharmaceutical company. He was President, Chief Executive Officer and Director of Enzon, Inc., a developer and marketer of bio-pharmaceutical products, from April 1994 to June 2001. Mr. Tombros served in a variety of senior management positions at Pfizer, Inc., the pharmaceutical company, for 25 years, including Vice President of Marketing, Senior Vice President and General Manager of Roerig Pharmaceuticals Division, Executive Vice President of Pfizer Pharmaceuticals Division, Director, Pfizer Pharmaceuticals Division. Mr. Tombros also serves as Lead Director for NPS Pharmaceuticals, Director of Cambrex Corporation, and Director of PharmaNet Development Corporation.

Director Independence

Each of the following directors are “independent” under NASDAQ Stock Market LLC rules: Messers. Raab, Dougherty, Holstrom, Stagnaro, and Tombros; and Drs. Bauer and Patel. These persons represent a majority of the board of directors. All members of the Compensation and Audit Committees are independent. Mr. Kane, a director and the Company’s President and Chief Executive Officer is a member of the Nominating and Corporate Governance Committee and is not considered independent. The other two members of the Nominating and Corporate Governance Committee are independent directors.

Audit Committee

The members of the Audit Committee are Messrs. Holstrom, Stagnaro and Dr. Patel. As of May 31, 2007, the chair of the Audit Committee was Mr. Holstrom. The Company believes Mr. Holstrom is qualified as an audit committee financial expert within the meaning of Securities and Exchange Commission (“SEC”) regulations. In addition, the Board has determined, in accordance with the listing standards of the NASDAQ Global Market, that Mr. Holstrom meets the standards of financial sophistication set forth therein and that each other member of the audit committee is able to read and understand fundamental financial statements.

The Audit Committee meets with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee also meets with the independent auditors and with our own appropriate financial personnel and internal auditors regarding these matters. The independent auditors meet privately with the Audit Committee and have unrestricted access to this committee. The Audit Committee recommends to our Board the appointment of the independent auditors. The Audit Committee is also responsible for the pre-approval of any non-audit services provided to the Company by the independent auditors, as described in more detail in the Audit Committee Charter. The Audit Committee held four meetings during the fiscal year ended May 31, 2007.

The charter of the Audit Committee is available on the Investor Information section of the Company’s website (www.protalex.com). The Audit Committee met four times in fiscal 2007.

Nominating and Corporate Governance Committee

The Corporate Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance evaluation. The charter of the Corporate Governance and Nominating Committee is available on the Investor Information section of the Company’s website (www.protalex.com). The Committee met four times during fiscal 2007.

The members of the Nominating and Corporate Governance Committee are Messrs. Raab, Kane and Dougherty. Mr. Kane is not considered independent because he is the Company’s President and Chief Executive Officer. As of May 31, 2007, the chair of the Nominating and Corporate Governance Committee was Mr. Dougherty. The functions of this committee include recommending to our full Board nominees for election as Directors. Prior to the establishment of the Nominating and Corporate Governance Committee, its functions were performed by the entire Board. The Nominating and Corporate Governance Committee held three meetings during the fiscal year ended May 31, 2007.

Although there is no formal procedure for stockholders to recommend nominees for the Board, the Nominating and Corporate Governance Committee will consider such recommendations if received 120 days in advance of the Annual Meeting of Stockholders. Such recommendations should be addressed to the Nominating and Corporate Governance Committee at our address and provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Compensation Committee

The Compensation Committee annually reviews the performance and total compensation package for the Company’s executive officers, including the Chief Executive Officer; considers the modification of existing compensation and employee benefit programs, and the adoption of new plans; administers the terms and provisions of the Company’s equity compensation plans; and reviews the compensation and benefits of non-employee directors. The charter of the Compensation Committee is available on the Investor Information section of the Company’s website (www.protalex.com). The Compensation Committee met four times during fiscal 2007.

The members of the Compensation Committee are Messrs. Raab, Dougherty, Tombros and Dr. Bauer. As of May 31, 2007, the chair of the Compensation Committee was Mr. Raab. None of our executive officers serves as a member of the Board of Directors or compensation committee of an entity that has an executive officer serving as a member of our Board or our Compensation Committee.

Code of Ethics

Our board of directors adopted a code of ethics that applies to its directors, officers and employees as well as those of its subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 145 Union Square Drive, New Hope, PA 18938.

Other

We incorporate by reference the additional information required by this Item 10 from our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis, or CD&A, provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to the Company’s Chief Executive Officer, or CEO, Chief Financial Officer, or CFO and certain other executive officers (collectively, the named executive officers or NEO’s) for fiscal 2007 (as presented in the tables which follow this CD&A).

Compensation Committee

The Compensation Committee (the “Committee”) of the Board of Directors is composed of four non-employee directors, all of whom are independent directors under the listing standards of The Nasdaq Stock Market LLC and the Securities and Exchange Commission rules. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. Accordingly, the Committee has overall responsibility for approving and evaluating the various components of the Company’s executive compensation program. The Committee annually evaluates the performance of, and determines and reviews with the full Board, the compensation of the NEOs.

Executive Compensation Philosophy and Objectives

The Committee’s philosophy with respect to executive compensation is to provide compensation that attracts, retains and motivates executives of outstanding ability and to emphasize variable pay and long-term incentives that align the interests of the Company’s executives with its stockholders. To achieve these objectives, the Committee implements and maintains compensation plans that tie a substantial portion of executives’ overall compensation potential to operational goals, such as achieving progress in the Company’s research and development programs, the development of the Company’s human resources, enhancing stockholder value, managing the operating budget and raising the capital needed for the Company’s operations. The Committee appraises the CEO’s performance and considers performance reviews of the Company’s other NEOs when evaluating compensation. The Committee believes executive compensation packages provided by the Company to its executives should include both cash and stock-based compensation that reward performance as measured against established objectives. The Committee believes that the achievement of both short and long-term objectives over the next few years will place considerable demands on the executive team and that their retention and motivation are crucial to building long-term corporate value.

Executive Compensation Consultant

For all fiscal years prior to May 31, 2007, we did not retain a compensation consultant to review our policies and procedures with respect to executive compensation. In June 2007, the Committee engaged a third-party executive compensation consultant to gather market data and to conduct reviews of the Company’s executive compensation program. The Company’s Chief Executive Officer and Chief Financial Officer assisted the Committee in the selection of executive compensation consultant. The consultant’s act as an independent advisor to the Committee and it has no other consulting relationships with the Company or its management.

Setting Executive Compensation

Based on the compensation philosophy and objectives mentioned above, the Committee has structured the Company’s executive compensation program to motivate NEOs to achieve the business objectives developed by management, and approved by the Board of Directors, and reward NEOs for achieving such objectives.

The Committee attempts to create a balance between the variable pay incentives, longer-term compensation and cash compensation. The Committee believes that by providing an emphasis on variable pay amounts and long-term incentives, the Company is able to attract executives who are willing to sacrifice current earnings and the retirement benefits generally offered by larger employers for potential long-term gains in a less stable and more risky environment. The Committee believes that stockholders of the Company share a similar risk profile.

2007 Executive Compensation Components

The Company’s executive compensation is composed of three principal components:

•	Base salary

•	Annual incentive bonus: and

•	Long term incentives, consisting of stock option grants

The Company has entered into employment contracts with all of the NEOs. In addition to the compensation components listed above, these contracts provide for post-employment severance payments and benefits in the event of termination under certain circumstances. The Committee believes that these contracts provide an incentive to the NEOs to remain with the Company and serve to align the interest of the NEOs and stockholders in the event of a potential acquisition of the Company.

Base Salaries

The Committee believes that base salaries should be reasonable. The Committee retains the discretion to set base salaries based on performance, experience and other factors which it considers. During its review of base salaries for executives the Committee primarily considers:

•	an internal review of the executives’ compensation

•	the individual performance of the executive

The Committee reviews executive salaries at the end of each calendar year, with any increases to base salary being set at a Committee meeting in January. In January 2007, merit increases and adjustments for the NEOs were not authorized.

Discretionary Annual Bonus

In addition to base salaries, our compensation committee has the authority to award discretionary annual bonuses to our NEO’s. The annual incentive bonuses are intended to compensate NEO’s for achieving corporate goals and for achieving what the committee believes to be value creating milestones. The Committee provides bonus incentives for achievement of these goals because it believes that attainment of these goals will ultimately be in the best long-term interests of the Company and its stockholders. Our NEO’s are eligible to receive a bonus of up to 25% of their respective base salaries. For the calendar year 2006, the compensation committee awarded discretionary annual bonuses of $50,000 and $37,500 to our Chief Executive Officer and Chief Financial Officer, respectively.

Long-Term Incentives

The Committee believes that equity-based incentives are an important link between the NEO and stockholder interests. Accordingly, the Committee provides long-term incentives by means of periodic grants of stock options under the Company’s 2003 Stock Option Plan, as amended, or the 2003 Plan. Historically the Committee has elected to use stock options as the primary long-term equity incentive vehicle. Due to the growth stage of our business, the Committee targets a greater portion of compensation to the Company’s executives through its equity compensation plans than through cash based compensation.

The Committee reviews and approves stock option awards to NEOs based upon a review of the Company’s collected market data, its assessment of individual performance, a review of each executive’s existing long-term incentives and retention considerations.

Stock options granted have exercise prices equal to the fair market value of the underlying common stock as determined by reference to the closing price per share on the Over-the-Counter Bulletin Board exchange on the date of grant. Stock options typically vest monthly over a four-year period and expire ten years from the date of grant. The Committee considers stock options to be a valuable and necessary compensation tool that aligns the long-term financial interests of the Company’s executives with the financial interests of its stockholders. Further, the vesting of stock options monthly over a four-year period serves to retain qualified employees, providing continuing benefits to the Company beyond those achieved in the year the stock option grant is made. Newly hired executives typically receive an initial award of stock options on the first date of employment subject to a six month probationary period. After the successful completion of the probationary period, vesting is retroactive to the initial date of employment.

Annual awards are granted at the Committee’s regularly scheduled board meetings. In fiscal 2007, the Committee awarded the NEOs stock options for an aggregate of 200,000 shares of common stock at an exercise price ranging from $2.30 to $2.87. These stock options expire ten years from the date of grant.

Stock Ownership/Retention Guidelines

The Company does not require its NEOs to maintain a minimum ownership interest in the Company, however the Committee targets a greater portion of compensation to NEOs through stock compensation plans than through cash based compensation.

Other Compensation and Perquisite Benefits

In addition to the principal categories of compensation described above, the Company provides its NEOs with coverage under its broad-based health and welfare benefits plans, including medical, dental, disability and life insurance. The Company also sponsors a 401(k) Plan. Our 401(k) Plan is a tax-qualified retirement savings plan pursuant to which all employees, including the NEOs, are able to contribute up to the limit prescribed by the Internal Revenue Code on a before tax basis. The Company does not match employee’s contributions to the 401(k) Plan at this time. All contributions made by a participant vest immediately.

The Company’s NEOs are not generally entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that the Company does not provide pension arrangements, post-retirement health coverage or similar benefits for its executives.

Compensation of the CEO

Effective as of October 25, 2005, we have an employment agreement with our current President and Chief Executive Officer, Steven H. Kane. Effective January 1, 2006, Mr. Kane is paid at a rate of $33,333 per month. Mr. Kane is eligible to participate in the Company's annual executive bonus plan, as well as in any life, health, accident, disability, or hospitalization insurance plans, pension plans, or retirement plans as the Company's Board of Directors makes available to the Company's executives as a group. Either the Company or Mr. Kane can terminate Mr. Kane's employment at any time, with or without cause, upon notice. If the Company terminates Mr. Kane without cause, Protalex will continue to pay Mr. Kane his monthly salary for a period of 18 months and will accelerate vesting of any of Mr. Kane's outstanding unvested options that would have vested over the next 18 months. During Mr. Kane's employment and for two (2) years thereafter, Mr. Kane must obtain Protalex's prior written approval before soliciting, inducing or attempting to persuade any employee or independent contractor of Protalex to terminate their relationship with Protalex to work for any other person or entity.

Tax and Accounting Implications

Deductibility of Certain Compensation

Payments made during fiscal 2007 to the Company’s executives under the various programs discussed above were made with regard to the provisions of section 162(m) of the Internal Revenue Code that became effective on January 1, 1994. Section 162(m) limits the deduction that may be claimed by a “public company” for compensation paid to certain individuals to $1,000,000 except to the extent that any excess compensation is “performance-based compensation.” The definition of performance-based compensation includes compensation deemed paid on the exercise of certain stock options. The exercised stock options must have an exercise price equal to the fair market value of the option shares on the grant date to qualify as performance-based compensation. The 2003 Plan is intended to ensure that the exercise of such stock options will qualify as performance-based compensation. Through May 31, 2007, this provision has not affected our tax deductions, and the Committee believes that, at the present time, it is quite unlikely that the compensation paid to any of our employees in a taxable year, which is subject to the deduction limit, will exceed $1,000,000. The Committee intends to continue to evaluate the effects of the statute and any applicable regulations and to comply with Internal Revenue Code section 162(m) in the future to the extent consistent with the best interests of the Company.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended May 31, 2007:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)		Non-Equity IncentivePlan Compensation($)	Change inPension Valueand Nonqualified Deferred Compensation Earnings	AllOther Compensation	Total ($)
Steven H. Kane, President and Chief Executive Officer	2007	400,000	50,000	—	241,138	(3)	—	—	—	691,138
Marc L. Rose, CPA, Vice President and Chief Financial Officer	2007	200,000	37,500	—	207,130	(3)	—	—	—	444,630
Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer	2007	186,667	—	—	—		—	—	280,000 (4)	466,667

(1)	In January 2007, the Compensation Committee did not authorize salary increase for calendar year 2007.

(2)
In October 2006, the Compensation Committee granted the following option awards: Mr. Kane 25,000 and Mr. Rose 50,000. In January 2007, the Compensation Committee granted the following option awards: Mr. Kane 100,000 and Mr. Rose 50,000.

(3)
Amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment.” See Note 2. of the financial statements of the Company’s Annual Report for the year ended May 31, 2007 regarding assumptions underlying valuation of equity awards.

(4)
On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer. Pursuant to the terms of his employment agreement, Dr. Sloan was paid $280,000 as a severance payment.

Grants of Plan-Based Awards

The table below sets forth certain information with respect to stock awards and options granted during the fiscal year ended May 31, 2007 to each of our executive officers listed in the Summary Compensation Table above.

	Estimated Future Payments Under Non-Equity Incentive Plan Awards				Estimated Future Payments Under Equity Incentive Plan Awards
Name	Grant Date	Threshold($)	Target($)	Maximum($)	Threshold($)	Target($)	Maximum($)	All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Options ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Steven H. Kane, President and Chief Executive Officer	10/24/2006	—	—	—	—	—	—	—	25,000 (3)	$2.87	$57,708
	01/18/2007	—	—	—	—	—	—	—	100,000 (4)	$2.30	$183,430

Marc L. Rose, CPA, Vice President and Chief Financial Officer	10/24/2006	—	—	—	—	—	—	—	50,000 (4)	$2.87	$115,415
	01/18/2007	—	—	—	—	—	—	—	50,000 (4)	$2.30	$91,715

Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer (5)	—	—	—	—	—	—	—	—	—	—	—

(1)
The exercise price of the stock option awards is equal to the prior day’s closing price of the Common Stock as reported by Over the Counter Bulletin Board (OTC BB). Stock options were granted under the 2003 Stock Option Plan, as amended. Stock options expire ten years from the date of grant.

(2)	See Note 2 of the financial statements of the Company’s Annual Report for the year ended May 31, 2007 regarding assumptions underlying valuation of equity awards.

(3)	These stock options vested immediately on the date of grant.

(4)	These stock options vest over four years at the rate of 1/48th per month.

(5)	On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Effective as of October 25, 2005, we have an employment agreement with our current President and Chief Executive Officer, Steven H. Kane. Effective January 1, 2006, Mr. Kane is paid at a rate of $33,333 per month. Mr. Kane is eligible to participate in the Company's annual executive bonus plan, as well as in any life, health, accident, disability, or hospitalization insurance plans, pension plans, or retirement plans as the Company's Board of Directors makes available to the Company's executives as a group. Either the Company or Mr. Kane can terminate Mr. Kane's employment at any time, with or without cause, upon notice. If the Company terminates Mr. Kane without cause, Protalex will continue to pay Mr. Kane his monthly salary for a period of 18 months and will accelerate vesting of any of Mr. Kane's outstanding unvested options that would have vested over the next 18 months. During Mr. Kane's employment and for two (2) years thereafter, Mr. Kane must obtain Protalex's prior written approval before soliciting, inducing or attempting to persuade any employee or independent contractor of Protalex to terminate their relationship with Protalex to work for any other person or entity.

Effective as of November 15, 2004, we entered into a letter agreement with Marc L. Rose, which provides for a grant of options to acquire 100,000 shares of our common stock. These options are subject to the Company’s 2003 Stock Option Plan, as amended, vest over four years at a rate of 1/48 per month starting on May 15, 2005, retroactive to November 15, 2004 and have a 10-year term. The letter agreement also provides for an award of 15,000 restricted shares of our common stock. Mr. Rose is eligible to participate in our annual executive bonus plan, as well as in any life, health, accident, disability, or hospitalization insurance plans, pension plans, or retirement plans as our board of directors makes available to our executives as a group. Effective January 1, 2006, Mr. Rose is paid at a rate of $16,667 per month. The agreement also provides for payment to Mr. Rose of up to 12 payments equal to his monthly base salary in the event Mr. Rose is terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven H. Kane, President and Chief Executive Officer	863,242	—		—	$1.50	12/16/2012	—	—	—	—
	100,000	—		—	1.50	8/13/2013	—	—	—	—
	75,000	—		—	2.13	1/22/2014	—	—	—	—
	175,000	62,502	(1)	—	2.55	1/13/2015	—	—	—	—
	25,000	—		—	2.65	10/25/2015	—	—	—	—
	25,000	—		—	2.87	10/24/2016	—	—	—	—
	100,000	91,667	(2)	—	2.30	1/18/2017	—	—	—	—

Marc L. Rose, CPA, Vice President and Chief Financial Officer	100,000	37,501	(3)	—	2.55	1/13/2015	—	—	—	—
	13,571	7,352	(4)	—	2.80	7/29/2015	—	—	—	—
	30,000	20,001	(5)	—	2.85	1/11/2016	—	—	—	—
	50,000	42,709	(6)	—	2.87	10/24/2016	—	—	—	—
	50,000	45,834	(7)	—	2.30	1/18/2017	—	—	—	—

Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer President and Chief Medical Officer (8)	—	—		—	—	—	—	—	—	—

(1)	These stock options, granted on January 13, 2005, vest over four years at the rate of 1/48th per month.

(2)	These stock options, granted on January 18, 2007, vest over four years at the rate of 1/48th per month.

(3)	These stock options, granted on January 13, 2005, vest over four years at the rate of 1/48th per month.

(4)	These stock options, granted on July 29, 2005 vest over four years at the rate of 1/48th per month.

(5)	These stock options, granted on January 11, 2006, vest over four years at the rate of 1/48th per month.

(6)	These stock options, granted on October 24, 2006, vest over four years at the rate of 1/48th per month.

(7)	These stock options, granted on January 18, 2007, vest over four years at the rate of 1/48th per month.

(8)	On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven H. Kane, President and Chief Executive Officer	—	—	—	—
Marc L. Rose, CPA, Vice President and Chief Financial Officer	—	—	—	—
Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer	2,000	$(300)	—	—

Pension Benefits Nonqualified Deferred Compensation

We do not offer any post employment compensation that would be required to be disclosed as pension benefits or non-qualified deferred compensation. Therefore, in accordance with SEC rules, we have omitted these tables.

Compensation of Directors

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended May 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
G. Kirk Raab (2)	150,000	—	57,708	—	—	—	207,708
Carleton A. Holstrom (3)	20,000	—	57,708	—	—	—	77,708
Eugene A. Bauer, M.D.(4)	20,000	—	57,708	—	—	—	77,708
Thomas P. Stagnaro (5)	—	—	57,708	—	—	—	57,708
Dinesh Patel, Ph.D.	—	—	—	—	—	—	—
Frank M. Dougherty (6)	—	—	57,708	—	—	—	57,708
Peter G. Tombros (7)	20,000	—	57,708	—	—	—	77,708

(1)	These stock options, granted on October 24, 2006 vested immediately on the date of grant and are determined in accordance with FAS 123R.

(2)	As of May 31, 2007, Mr. Raab has 689,333 stock options outstanding and 643,963 are vested and exercisable.

(3)	As of May 31, 2007, Mr. Holstrom has 150,000 stock options outstanding and 150,000 are vested and exercisable.

(4)	As of May 31, 2007, Dr. Bauer has 150,000 stock options outstanding and 150,000 are vested and exercisable.

(5)	As of May 31, 2007, Mr. Stagnaro has 311,000 stock options outstanding and 305,999 are vested and exercisable.

(6)	As of May 31, 2007, Mr. Dougherty has 115,000 stock options outstanding and 109,999 are vested and exercisable.

(7)	As of May 31, 2007, Mr. Tombros has 125,000 stock options outstanding and 125,000 are vested and exercisable.

Directors received stock-based compensation for their services as directors during the fiscal year ended May 31, 2007. The Company issued 150,000 stock options to non-employee directors during such fiscal year, at exercise price of $2.87 and aggregate expense in accordance with FAS 123R of $346,248. Directors do not receive separate meeting fees, but are reimbursed for out-of-pocket expenses. We do not provide a retirement plan for our non-employee directors.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the fiscal year ended May 31, 2007, the Company incurred $150,000 for this director’s fee. The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each of them $1,667 per month on a quarterly basis payable in arrears as a director fee. For the fiscal year ended May 31, 2007, the Company incurred $60,000 for these directors’ fees.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Raab, Dougherty, Tombros and Dr. Bauer. As of May 31, 2007, the chair of the Compensation Committee was Mr. Raab. The functions of this committee include administering management incentive compensation plans, establishing the compensation of officers and reviewing the compensation of Directors. None of the Compensation Committee members has ever served as an executive officer of the Company. No executive officers of the Company served as a director or a member of the Compensation Committee of another entity, one of whose executive officers either served on our Board of Directors or on its Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth in the following table is the beneficial ownership of common stock as of July 27, 2007, for our directors, the named executive officers listed in the Summary Compensation Table, our directors and executive officers as a group and each person or entity known by us to beneficially own more than five percent of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of July 27, 2007, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 28,600,464 shares of common stock outstanding as of July 27, 2007, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 145 Union Square Drive, New Hope, PA 18938.

	Shares Beneficially Owned
Name and Title	Number	Percent
G. Kirk Raab, Chairman of the Board and Director	699,423 (1)	2.4%
Steven H. Kane, President and Director	1,308,121 (2)	4.2%
Victor S. Sloan, M.D., former Senior Vice President and Chief Medical Officer	944 (3)	*
Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	124,018 (4)	*
Peter G. Tombros, Director	175,000 (5)	*
Frank M. Dougherty, Director	475,581(6)	1.7%
Carleton A. Holstrom, Director	160,000 (7)	*
Eugene A. Bauer, M.D., Director	150,000 (8)	*
Thomas P. Stagnaro, Director	313,125(9)	1.1%
John E. Doherty, Former Director	3,101,549 (10)	10.8%
Dinesh Patel, Ph.D., Director	4,433,002 (11)	14.9%
vSpring SBIC, L.P. Attn: Dinesh Patel 2795 E. Cottonwood Pkwy, Suite 360 Salt Lake City, UT 84121	4,433,002 (12)	14.9%
LB I Group 399 Park Avenue 9th Floor New York, NY 10022	1,600,000 (13)	5.6%(14)
All officers and directors as a group (10 persons)	7,828,270 (14)	26.0%

*Indicates less than 1%.

(1)	Includes options to purchase 699,423 shares of our common stock exercisable within 60 days of July 27, 2007.

(2)	Includes options to purchase 1,224,700 shares of our common stock and warrants to purchase 7,778 shares of our common stock exercisable within 60 days of July 27, 2007.

(3)
Includes warrants to purchase 944 shares of our common stock exercisable within 60 days of July 27, 2007. On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer and his vested stock options expired as of April 2, 2007,

(4)	Includes options to purchase 109,018 shares of our common stock exercisable within 60 days of July 27, 2007.

(5)	Includes options to purchase 125,000 shares of our common stock and warrants to purchase 10,000 shares of our common stock exercisable within 60 days of July 27, 2007.

(6)	Includes options to purchase 115,000 shares of our common stock and warrants to purchase 3,778 shares of our common stock exercisable within 60 days of July 27, 2007.

(7)	Includes options to purchase 150,000 shares of our common stock exercisable within 60 days of July 27, 2007.

(8)	Includes options to purchase 150,000 shares of our common stock exercisable within 60 days of July 27, 2007.

(9)	Includes options to purchase 309,125 shares of our common stock exercisable within 60 days of July 27, 2007.

(10)	Includes options to purchase 10,000 shares of our common stock and warrants to purchase 27,778 shares of our common stock exercisable within 60 days of July 27, 2007

(11)	Includes warrants to purchase 1,097,255 shares of our common stock exercisable within 60 days of July 27, 2007.

(12)	Includes warrants to purchase 1,097,255 shares of our common stock exercisable within 60 days of July 27, 2007.

(13)
Excludes 400,000 shares of common stock issuable upon exercise of warrants, because the terms of the warrant contain a limitation on acquiring shares of common stock if the exercise would result in the holder beneficially owning more than 4.99% of the outstanding common stock.

(14)	Includes options to purchase 425,000 shares of our common stock and warrants to purchase 1,108,199 shares of our common stock exercisable within 60 days of July 27, 2007.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended May 31, 2007, the Company incurred $81,352 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $0, $0 and $12,515 respectively, of expenses related to legal services to a firm which employs one of the Company’s board members.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $150,000 in each year for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $60,000, $51,677 and $16,667 respectively for these directors’ fees. As of May 31, 2007, $3,333, is included within Accrued Expenses and was subsequently paid on July 13, 2007.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information required by this Item 14 from our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to the Index to Financial Statements on page F-1 of this Annual Report which is filed as part of this Annual Report and incorporated by reference herein.

2. Financial Statement Schedules

None

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-QSB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.

10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2007	Protalex, Inc.

	By:	/s/ Steven H. Kane
Name: Steven H. Kane
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Kirk Raab	Chairman of the Board and Director	July 31, 2007
G. Kirk Raab

/s/ Steven H. Kane	President, Chief Executive Officer and Director	July 31, 2007
Steven H. Kane	(Principal Executive Officer)

/s/ Marc L. Rose, CPA	Vice President of Finance, Chief Financial Officer,	July 31, 2007
Marc L. Rose	Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Eugene A. Bauer, MD	Director	July 31, 2007
Eugene A. Bauer

/s/ Frank M. Dougherty	Director	July 31, 2007
Frank M. Dougherty

/s/ Carleton A. Holstrom	Director	July 31, 2007
Carleton A. Holstrom

/s/ Dinesh Patel, PhD	Director	July 31, 2007
Dinesh Patel

/s/ Thomas P. Stagnaro	Director	July 31, 2007
Thomas P. Stagnaro

/s/ Peter G. Tombros	Director	July 31, 2007
Peter G. Tombros

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Protalex, Inc.

We have audited the accompanying balance sheets of Protalex, Inc. (a Delaware Corporation in the development stage) as of May 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2007, 2006 and 2005 and for the cumulative period from inception through May 31, 2007, as it relates to the fiscal years ended May 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended May 31, 2007, 2006 and 2005, and for the cumulative period from inception through May 31, 2007, as it relates to the fiscal years ended May 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in footnote 2 to the financial statements, Protalex, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, as of June 1, 2006.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
July 30, 2007

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

May 31,

	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$17,546,154	$9,992,545
Prepaid expenses	271,051	221,187

Total current assets	17,817,205	10,213,732

PROPERTY & EQUIPMENT:
Lab equipment	692,761	327,287
Office and computer equipment	195,987	157,787
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	1,019,416	615,742
Less accumulated depreciation	(647,630)	(478,785)
	371,786	136,957
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $7,713 and $6,693 as of May 31, 2007 and May 31, 2006, respectively	12,587	13,607

Total other assets	20,577	21,597

	$18,209,568	$10,372,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$923,113	$744,732
Payroll and related liabilities	20,661	67,415
Accrued expenses	25,000	226,848

Total current liabilities	968,774	1,038,995

OTHER LIABILITIES	2,996	3,696

Total liabilities	971,770	1,042,691

STOCKHOLDERS' EQUITY

Common stock, par value $0.00001, 100,000,000 shares authorized as of May 31, 2007 and May 31, 2006; 28,600,464 and 22,389,951 shares issued and outstanding as of May 31, 2007 and May 31, 2006, respectively	286	224
Additional paid in capital	44,101,059	27,740,976
Deficit accumulated during the development stage	(26,863,547)	(18,411,605)

Total stockholders’ equity	17,237,798	9,329,595

	$18,209,568	$10,372,286

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2007, 2006 and 2005, and
From Inception (September 17, 1999) through May 31, 2007

				From Inception
	Year Ended	Year Ended	Year Ended	Through
	May 31, 2007	May 31, 2006	May 31, 2005	May 31, 2007

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	(5,562,485)	(3,840,400)	(3,519,910)	(16,605,701)
Administrative	(3,360,252)	(2,175,223)	(1,457,694)	(9,349,915)
Professional fees	(544,903)	(435,289)	(714,665)	(2,260,150)
Depreciation and amortization	(5,122)	(4,296)	(5,111)	(155,524)

Operating Loss	(9,472,762)	(6,455,208)	(5,697,380)	(28,371,290)

Other income (expense)
Interest income	1,020,820	351,649	132,181	1,588,935
Interest expense	-	(843)	(2,530)	(70,612)
Loss on disposal of equipment	-	-	-	(10,580)

Net Loss	$(8,451,942)	$(6,104,402)	$(5,567,729)	$(26,863,547)

Weighted average number of common shares outstanding	28,083,103	20,559,291	16,832,643	15,741,740

Loss per common share - basic and diluted	$(.30)	$(.30)	$(.33)	$(1.71)

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through May 31, 2007

	Common Stock		Additional Paid in	Common Stock -	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2007

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 - purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 - compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 - issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 - repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 - issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 - common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 - reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2007

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 - May 31, 2004 - compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388
November 30, 2004 - adjust March 1, 2004 common stock issued to employee		(20,000)				(20,000)
January 13, 2005 - common stock issued to employee at $2.55 per share	15,000	38,250				38,250
February 28, 2005 - Reclass Par Value for Reincorporation into DE as of 12/1/04		(14,701,935)	14,701,935			0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168			4,851,193
June 1, 2004 - May 31, 2005 - compensation related to stock options issued to board members, employees and consultants			308,711			308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	$194	$20,913,822	—	$(12,307,203)	$8,606,813
August 23, 2005 - common stock issued to employee	40,000	0	100,000			100,000
October 19, 2005 - common stock issued to employee	10,000	0	25,000			25,000
December 30, 2005 - issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941			5,510,967
June 1, 2005 - May 31, 2006 - warrants exercised	351,598	4	786,534			786,538
June 1, 2005- May 31, 2006 - compensation related to stock options issued to board members, employees and consultants			404,679			404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	$224	$27,740,976	—	$(18,411,605)	$9,329,595

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2007

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 - issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660			14,217,721
June 1, 2006 - May 31, 2007 - warrants exercised	133,500	1	300,373			300,374
June 1, 2006 - May 31, 2007 - stock options exercised	6,000	0	15,200			15,200
June 1, 2006 - May 31, 2007 - shared-based compensation to board members, employees and consultants			1,826,850			1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	$286	$44,101,059	$—	$(26,863,547)	$17,237,798

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2007, 2006 and 2005 and From
Inception (September 17, 1999) through May 31, 2007

				From Inception
	Year Ended	Year Ended	Year Ended	Through
	May 31, 2007	May 31, 2006	May 31, 2005	May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,451,942)	$(6,104,402)	$(5,567,729)	$(26,863,547)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	—	10,580
Depreciation and amortization	169,865	79,418	58,684	677,864
Share-based compensation	1,826,850	529,679	326,960	3,892,375
Non cash expenses	—	—	—	16,644
(Increase) decrease in:
Prepaid expenses and deposits	(49,864)	(212,306)	12,760	(279,041)
Increase (decrease) in:
Accounts payable and accrued expenses	(23,467)	23,435	571,045	948,113
Payroll and related liabilities	(46,754)	38,580	4,275	20,661
Other liabilities	(700)	(959)	3,111	2,996

Net cash and cash equivalents used in operating activities	(6,576,012)	(5,646,555)	(4,590,894)	(21,573,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	—	—	—	(20,000)
Acquisition of equipment	(403,674)	(91,726)	(79,229)	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	—	(250,000)
Proceeds from disposal of equipment	—	—	—	6,000

Net cash and cash equivalents used in investing activities	(403,674)	(91,726)	(79,229)	(1,169,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	14,533,295	6,297,505	4,851,194	40,658,458
Principal payment on equipment notes payable and capital leases	—	(20,046)	(20,487)	(295,411)
Contribution by shareholders	—	—	—	183,569
Principal payment on note payable to individuals	—	—	—	(225,717)
Issuance of note payable to individuals	—	—	—	368,546
Acquisition of common stock	—	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	14,533,295	6,277,459	4,830,707	40,289,445

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,553,609	539,178	160,584	17,546,154

Cash and cash equivalents, beginning	9,992,545	9,453,367	9,292,783	—

Cash and cash equivalents, end	$17,546,154	$9,992,545	$9,453,367	$17,546,154

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$-	$614	$2,128	$66,770

Taxes paid	$-	$-	$50	$100

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

From Inception (September 17, 1999) through May 31, 2007

1.	ORGANIZATION AND BUSINESS ACTIVITIES

We are a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. We were incorporated on September 17, 1999 in Albuquerque, New Mexico and reincorporated in the State of Delaware on December 1, 2004. Our headquarters are located in New Hope, Pennsylvania. We were formed to take all necessary steps to fully develop and bring to commercial realization certain bioregulatory technology for the treatment of human diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials.  We currently have no product on the market and we have no operating revenue. We are targeting the autoimmune diseases Rheumatoid Arthritis, or RA and idiopathic thrombocytopenic purpura, or ITP.

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

2.	BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2007, the Company had a total of 10,565,242 potentially dilutive securities comprised of 6,601,380 warrants and 3,963,862 stock options

Share-Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $1,826,850 and $386,368 for the twelve and three months ended May 31, 2007, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2007 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

As of May 31, 2007, there were 3,963,862 stock options outstanding.  At May 31, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,447,000 (net of estimated forfeitures).  For the year ended May 31, 2007, the Company granted 458,000 stock options, with a fair value of $939,149 (net of estimated forfeitures), and 322,763 options were forfeited.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Year Ended May 31, 2006	Year Ended May 31, 2005	From Inception Through May 31, 2006
Net loss, as reported	$(6,104,402)	$(5,567,729)	(18,411,605)
Add: stock-based employee compensation expense included in reported net loss	529,679	288,710	1,412,701
Deduct: stock-based employee compensation expense determined under fair-value method for all awards	(1,129,724)	(1,384,715)	(4,419,373)
Pro forma net loss	$(6,704,447)	$(6,663,734)	(21,418,277)
Loss per common share, as reported - basic and diluted	$(.30)	$(.33)	$(1.32)
Proforma loss per common share - basic and diluted	$(.33)	$(.40)	$(1.54)

The fair value of the options are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2007	Year Ended May, 31, 2006	Year Ended May, 31, 2005	From Inception Through May 31, 2007
Dividends per year	0	0	0	0
Volatility percentage	94.4%-96.3%	107%	102%-107%	90%-107%
Risk free interest rate	4.67%-4.87%	3.85%-4.42%	2.57%-3.52%	2.07%-5.11%
Expected life (years)	6.25	4	4	3-6.25
Weighted Average Fair Value	2.00	1.98	1.81	2.00

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The investment portfolio at May 31, 2007 totaled $17.2 million, and the weighted-average interest rate was approximately 5.21% with maturities of investments ranging up to 60 days.

Property, Equipment, Intellectual Technology Property, Depreciation and Amortization

Property, equipment and leasehold improvements are carried at cost. Depreciation and amortization has been provided by the Company in order to amortize the cost of property and equipment over their estimated useful lives, which are estimated to be over three to five years. The Company uses the straight-line method for all classes of assets for book purposes and accelerated methods for tax purposes. Depreciation expense was $168,845, $78,398, $57,664, and $647,631 for the years ended May 31, 2007, 2006, 2005 and from inception through May 31, 2007, respectively. Depreciation included in research and development expense totaled $163,724, $74,102, $53,575 and $492,107 for the years ended May 31, 2007, 2006 and 2005 and from inception to May 31, 2007, respectively.

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020, $1,020 and $7,713 for the years ended May 31, 2007, 2006, 2005 and from inception through May 31, 2007, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2007, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development

Research and development costs are expensed as incurred and also include depreciation as reported above.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, principally cash, approximates their carrying value.

Recent Accounting Pronouncements

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has applied the provisions of SAB No. 108 in connection with the preparation of the annual financial statements for the year ending May 31, 2007. The adoption of SAB No. 108 did not have any impact on the financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-02 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-02") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. For our private placement transactions in September 2003, May 2005, December 2005 and July 2006, the Company granted registration rights which included payment arrangements of liquidated damages under certain circumstances, as noted in each respective registration rights agreement, including in the event an effective registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts or all commercially reasonable efforts to maintain effective registration statements.  The Company completed its evaluation, and believes that an obligation to transfer consideration under its registration payment arrangement for all registrations since inception is not probable.  Accordingly, we adopted FSP EITF 00-19-02 as of June 1, 2007 and as of the adoption date, it did not have any impact on the financial statements.

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

3.	REVERSE MERGER

On November 15, 1999, Enerdyne Corporation or Enerdyne acquired all of the outstanding common stock of Protalex, Inc. in exchange for the issuance of additional shares of Enerdyne stock. The ratio of exchange was 822 shares of Enerdyne stock issued for each share of Protalex stock received. For accounting purposes, the acquisition has been treated as an acquisition of Enerdyne by Protalex and as a recapitalization of Protalex or Reverse Merger. The historical statement of operations presented herein include only those of the accounting acquirer and the retained earnings or deficit of only the accounting acquirer carries over consistent with the requirements of reverse merger accounting. Concurrently with the share exchange, Enerdyne changed its name to Protalex, Inc.

The details of the reverse merger transaction are as follows:
Account Description	Protalex, Inc.	Enderdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999

Cash	$23,531	$—	$—	$23,531
Note receivable shareholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock - contra	—	—	368,547	368,547
	$—	$—	$—	$—

4.	INCOME TAXES

For the years ended May 31, 2007, 2006 and 2005, the components of income tax benefit (expense) consist of the following:

Current:	Year Ended May 31, 2007	Year Ended May 31, 2006	Year Ended May 31, 2005
Federal	$—	$—	$—
State	—	—	—

Deferred:
Federal	3,354,205	2,095,250	1,858,000
State	591,795	369,750	369,000
Increase in valuation allowance	(3,946,000)	(2,465,000)	(2,227,000)
Income tax benefit	$—	$—	$—

Income tax as a percentage of income for the year ended May 31, 2007, 2006 and 2005 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2007	Year Ended May 31, 2006	Year Ended May 31, 2005
Statutory federal income tax rate	(34%)	(34%)	(34%)
State income taxes, net of federal income tax impact	(2%)	(2%)	(2%)
Change in valuation allowance	33%	33%	33%
General business credit	3%	3%	3%
	0%	0%	0%

The components of the net deferred tax asset as of May 31, 2007 and 2006 are as follows:

Assets:	May 31, 2007	May 31, 2006
Net operating losses	$8,616,000	$5,780,000
Vacation accrual	8,000	12,000
Stock based compensation	1,560,000	826,000
Equipment	20,000	—
General business credit	1,130,000	771,000
Deferred tax assets	11,334,000	7,389,000
Liability:
Equipment	—	(1,000)
Gross deferred tax asset	11,334,000	7,388,000
Less valuation allowance	(11,334,000)	(7,388,000)
Deferred tax asset, net of valuation allowance	$—	$—

The gross deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $21,500,000 as of May 31, 2007 expires beginning in 2015 through 2022. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. As of May 31, 2007, a portion of the gross deferred tax asset and related valuation allowance is attributable to stock based compensation. To the extent that such assets are realized in the future, the benefit will be applied to equity.

5.	RELATED PARTIES

During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $81,352, $68,607 and $12,098 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $0, $0 and $12,515 respectively, of expenses related to legal services to a firm which employs one of the Company’s board members.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $150,000 in each year for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. During the years ended May 31, 2007, May 31, 2006 and May 31, 2005, the Company incurred $60,000, $51,677 and $16,667 respectively for these directors’ fees. As of May 31, 2007, $3,333, is included within Accrued Expenses and was subsequently paid on July 13, 2007.

6.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the shareholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 1,500,000 to 4,500,000 which provides for incentive and non-qualified stock options to purchase a total of 4,500,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted for less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted for less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2007, options to purchase 3,963,862 shares of the Company’s Common Stock were granted, of which 1,802,607 were issued under the Company’s 2003 Stock Option Plan and the remaining 2,161,255 were issued as stand alone options. As of May 31, 2007, 3,438,406 are exercisable.

A summary of the common stock option activity for employees, directors, officers and consultants as of May 31, 2007 is as follows:

	Options	Grant Price	Exercisable
Balance, September 17, 1999	—	$—	—
Granted, April 28, 2000	40,000	0.36	—
Granted, November 26, 2001	100,000	1.25	100,000
Expired, April 28, 2002	(40,000)	0.36	—
Granted, June 1, 2002	125,000	1.50	—
Granted, July 18, 2002	233,680	1.50	233,680
Granted, October 24, 2002	100,000	1.45	100,000
Granted, December 16, 2002	863,242	1.50	863,242
Granted, December 16, 2002	50,000	1.70	40,000
Granted, March 15, 2003	130,000	1.50	—
Granted, April 1, 2003	40,000	1.50	40,000
Granted, July 1, 2003	40,000	1.50	30,000
Granted, August 13, 2003	100,000	1.50	100,000
Granted, September 19, 2003	584,333	1.50	543,964
Granted, October 28, 2003	60,000	1.50	60,000
Granted, January 22, 2004	75,000	2.13	75,000
Granted, January 22, 2004	100,000	2.13	74,997
Granted, January 22, 2004	50,000	2.75	—
Forfeited, January 22, 2004	(130,000)	1.50	—
Granted, March 1, 2004	150,000	2.17	—
Granted, July 22, 2004	15,000	2.60	9,999
Granted, October 26, 2004	30,000	2.70	6,458
Granted, October 26, 2004	100,000	2.30	100,000
Granted, January 13, 2005	330,000	2.55	136,934
Granted, January 13, 2005	125,000	2.55	125,000
Forfeited, January 26, 2005	(10,000)	1.70	—
Forfeited, January 26, 2005	(10,000)	2.13	—
Granted, February 15, 2005	100,000	2.80	100,000
Granted, April 13, 2005	50,000	2.60	26,041
Forfeited, June 1, 2005	(125,000)	1.50	—
Granted, July 29, 2005	51,429	2.80	19,164
Granted, August 23, 2005	250,000	2.50	—
Forfeited, October 22, 2005	(10,000)	2.70	—
Forfeited, October 22, 2005	(1,000)	2.55	—
Granted, October 25, 2005	200,714	2.65	160,177
Granted, November 8, 2005	121,407	2.75	100,000
Granted, January 11, 2006	133,000	2.85	35,370
Forfeited, January 25, 2006	(50,000)	2.75	—
Forfeited, January 25, 2006	(25,000)	2.55	—
Forfeited, January 25, 2006	(25,000)	2.65	—
Forfeited, February 28, 2006	(150,000)	2.17	—
Forfeited, February 28, 2006	(50,000)	2.55	—
Forfeited, March 13, 2006	(10,000)	2.70	—
Forfeited, March 13, 2006	(1,500)	2.55	—
Forfeited, March 13, 2006	(1,429)	2.80	—
Granted, March 16, 2006	115,000	2.90	115,000
Granted, April 20, 2006	27,000	4.50	7,312
Forfeited, April 30, 2006	(16,251)	2.80	—
Exercised, July 28, 2006	(4,000)	2.55	—
Forfeited, July 29, 2006	(3,749)	2.80	—
Granted, August 10, 2006	15,000	2.35	4,553
Exercised, August 14, 2006	(2,000)	2.50	—
Granted, October 24, 2006	225,000	2.87	182,291
Forfeited, January 2, 2007	(185,939)	2.54	—
Granted, January 18, 2007	150,000	2.30	12,499
Granted, February 20, 2007	68,000	2.15	36,725
Forfeited, April 2, 2007	(108,468)	2.54	—
Forfeited, April 6, 2007	(24,607)	2.54	—
	3,963,862		3,438,406

The following summarizes certain information regarding stock options at May 31, 2007:

	Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.90 - 1.35	100,000	$1.25	4.5	100,000	$1.25	4.5
$1.36 - 1.80	2,061,255	$1.50	5.8	2,010,886	$1.50	5.8
$1.81 - 2.25	225,166	$2.14	7.5	186,722	$2.13	7.5
$2.26 - 2.70	883,067	$2.50	8.0	581,661	$2.53	8.0
$2.71 - 3.15	667,374	$2.84	8.7	551,825	$2.84	8.7
$3.16 - 4.50	27,000	$4.50	8.9	7,312	$4.50	8.9
	3,963,862	$2.00	6.9	3,438,406	$1.92	6.9

7.	COMMITMENTS

The Company leases its office space under a non-cancelable operating lease. The lease term, revised on April 30, 2007 extends through January 31, 2009, with an option to extend for one year beyond the revised termination date. Rent expense for the years ended May 31, 2007, May 31, 2006 and 2005 was $166,189, $119,256 and $98,498, respectively.

In December 2004, the Company entered into a non-cancelable operating lease for a multi-function copier. The lease term is for sixty three months. Rent expense for the years ended May 31, 2007, May 31, 2006 and 2005 was $5,130, $4,014 and $1,245, respectively.

Future minimum lease payments are as follows:

Year ending May 31,
2008	$173,789
2009	119,123
2010	2,490
Total	$295,402

8.	SALE AND REPURCHASE OF COMMON STOCK

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

On July 7, 2006, we raised $14,217,660, net of transaction costs of $960,000, through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. The warrants expire on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and stock option holders exercised 133,500 warrants and 6,000 stock options which resulted in $315,573 in cash proceeds.

9.	EMPLOYEE BENEFITS

Effective July 1, 2005, we maintain a defined contribution 401(k) retirement plan, pursuant to which employees, with no service requirement, can elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. We do not match the participants’ deferral.

10.	UNAUDITED QUARTERLY INFORMATION

This table summarizes the unaudited results of operations for each quarter of 2007 and 2006:

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2007
Revenue	$—	$—	$—	$—
Net loss	(1,504,529)	(2,430,673)	(2,512,995)	(2,003,745)
Basic and diluted loss per share	(.06)	(.08)	(.09)	(.07)
Fiscal 2006
Revenue	$—	$—	$—	$—
Net loss	(1,156,585)	(1,589,385)	(1,666,176)	(1,692,256)
Basic and diluted loss per share*	(.06)	(.08)	(.08)	(.07)

* Totals may not sum to annual amounts due to rounding at quarterly measurements dates.

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.

10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.