Form 10-Q
period 2007-08-31
PROTALEX INC
filed 2007-10-12
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28385

Protalex, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2003490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

145 Union Square Drive
New Hope, PA 18938
(Address of Principal Executive Offices and Zip Code)

215-862-9720
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                   Accelerated filer ☐                   Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 10, 2007: 28,600,464 shares.

Protalex, Inc.

FORM 10-Q

August 31, 2007

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets at August 31, 2007 and May 31, 2007	3

	Statements of Operations for the three months ended August 31, 2007 and 2006, and the period from September 17, 1999 (inception) to August 31, 2007	4

	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through August 31, 2007	5

	Statements of Cash Flows for the three months ended August 31, 2007 and 2006, and the period from September 17,1999 (inception) to August 31, 2007	9

	Notes to Unaudited Financial Statements	10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 6.	Exhibits	23

	SIGNATURES	26

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	August 31,	May 31,
	2007	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,918,112	$17,546,154
Prepaid expenses	156,180	271,051

Total current assets	16,074,292	17,817,205

PROPERTY & EQUIPMENT:
Lab equipment	692,761	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	1,019,416	1,019,416
Less accumulated depreciation	(695,988)	(647,630)
	323,428	371,786
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $7,968 and $7,713 as of August 31, 2007 and May 31, 2007, respectively	12,332	12,587

Total other assets	20,322	20,577

	$16,418,042	$18,209,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,178,606	$923,113
Payroll and related liabilities	9,215	20,661
Accrued expenses	46,726	25,000

Total current liabilities	1,234,547	968,774

OTHER LIABILITIES	2,693	2,996

Total liabilities	1,237,240	971,770

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,600,464 shares issued and outstanding as of August 31, 2007 and May 31, 2007, respectively	286	286
Additional paid in capital	44,415,743	44,101,059
Deficit accumulated during the development stage	(29,235,227)	(26,863,547)

Total stockholders’ equity	15,180,802	17,237,798

	$16,418,042	$18,209,568

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the three month periods ended August 31, 2007 and 2006 and
From Inception (September 17, 1999) through August 31, 2007
(Unaudited)

	Three Months Ended	Three Months Ended	From Inception Through
	August 31,	August 31,	August 31,
	2007	2006	2007

Revenues	$-	$-	$-

Operating Expenses
Research and development	(1,703,915)	(917,759)	(18,309,616)
Administrative	(681,100)	(697,926)	(10,031,015)
Professional fees	(202,675)	(121,292)	(2,462,825)
Depreciation and amortization	(1,085)	(1,376)	(156,609)

Operating loss	(2,588,775)	(1,738,353)	(30,960,065)

Other income (expense)
Interest income	217,095	233,824	1,806,030
Interest expense	-	-	(70,612)
Loss on disposal of equipment	-	-	(10,580)

Net loss	$(2,371,680)	$(1,504,529)	$(29,235,227)

Weighted average number of common shares outstanding	28,600,464	26,547,889	16,148,690

Loss per common share - basic and diluted	$(.08)	$(.06)	$(1.81)

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through August 31, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	250,689)	(250,689)
Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	553,866)	553,866)
Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 - purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 - compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 - issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 - repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 - issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 - common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 - reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 - May 31, 2004 - compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388
November 30, 2004 - adjust March 1, 2004 common stock issued to employee		(20,000)				(20,000)
January 13, 2005 - common stock issued to employee at $2.55 per share	15,000	38,250				38,250
February 28, 2005 - Reclass Par Value for Reincorporation into DE as of 12/1/04		(14,701,935)	14,701,935			0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168			4,851,193
June 1, 2004 - May 31, 2005 - compensation related to stock options issued to board members, employees and consultants			308,711			308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	$194	$20,913,822	—	$(12,307,203)	$8,606,813
August 23, 2005 - common stock issued to employee	40,000	0	100,000			100,000
October 19, 2005 - common stock issued to employee	10,000	0	25,000			25,000
December 30, 2005 - issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941			5,510,967
June 1, 2005 - May 31, 2006 - warrants exercised	351,598	4	786,534			786,538
June 1, 2005- May 31, 2006 - compensation related to stock options issued to board members, employees and consultants			404,679			404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	$224	$27,740,976		$(18,411,605)	$9,329,595

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 - issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660			14,217,721
June 1, 2006 - May 31, 2007 - warrants exercised	133,500	1	300,373			300,374
June 1, 2006 - May 31, 2007 - stock options exercised	6,000	0	15,200			15,200
June 1, 2006 - May 31, 2007 - shared-based compensation to board members, employees and consultants			1,826,850			1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	$286	$44,101,059	$—	$(26,863,547)	$17,237,798
June 1, 2007 - August 31, 2007 - shared-based compensation to board members, employees and consultants			314,684			314,684
Net loss for the quarter ended August 31, 2007	—	—	—	—	(2,371,680)	(2,371,680)
Balance, August 31, 2007	28,600,464	$286	$44,415,743	$—	$(29,235,227)	$15,180,802

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the three month periods ended August 31, 2007 and 2006 and From
Inception (September 17, 1999) through August 31, 2007
(Unaudited)

	Three Months Ended	Three Months Ended	From Inception Through
	August 31,	August 31,	August 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,371,680)	$(1,504,529)	$(29,235,227)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	48,613	20,036	726,477
Share based compensation expense	314,684	338,957	4,207,059
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expense and deposits	114,871	166,348	(164,170)
Increase (decrease) in:
Accounts payable and accrued expenses	277,219	(269,927)	1,225,332
Payroll and related liabilities	(11,446)	(49,332)	9,215
Other liabilities	(303)	1,003	2,693

Net cash and cash equivalents used in operating activities	(1,628,042)	(1,297,444)	(23,201,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license - fee portion	—	—	(20,000)
Acquisition of equipment	—	(366,175)	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	—	(366,175)	(1,169,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	14,533,295	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	14,533,295	40,289,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,628,042)	12,869,676	15,918,112

Cash and cash equivalents, beginning	17,546,154	9,992,545	—

Cash and cash equivalents, end	$15,918,112	$22,862,221	$15,918,112

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of the financial statements.

 PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2007

NOTE 1. NOTES TO INTERIM FINANCIAL STATEMENTS

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007. This quarterly report should be read in conjunction with such annual report.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2007 and 2006, the Company had potentially dilutive securities of 10,529,329 and 10,441,256, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share Based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options. Under the modified prospective method, compensation cost included in operating expenses was approximately $315,000 and $339,000 for the three months ended August 31, 2007 and 2006, respectively, and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of August 31, 2007 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 1,770,694 have been issued. The Company has issued 2,163,255 stock options as stand alone grants, prior to the adoptions of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Term or Life. The expected term or life of stock options granted or stock purchase rights issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised.

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

As of August 31, 2007, there were 3,927,949 stock options outstanding.  At August 31, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,132,000 (net of estimated forfeitures).  During the three months ended August 31, 2007, the Company granted no stock options.

The following summarizes certain information regarding stock options as of and for the period ended August 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2007	3,963,862	$2.00	6.9
Granted	—	—	—
Exercised	—	—	—
Forfeited	(20,020)	$2.57	—
Expired	(15,893)	$2.66	—
Outstanding at August 31, 2007	3,927,949	$1.99	6.6
Exercisable at August 31, 2007	3,513,542	$1.93	6.6

The outstanding and exercisable stock options as of August 31, 2007 had an intrinsic value of $15,000.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.90 - 1.35	100,000	$1.25	4.2	100,000	$1.25	4.2
$1.36 - 1.80	2,061,255	$1.50	5.5	2,051,157	$1.50	5.5
$1.81 - 2.25	218,124	$2.13	7.1	193,430	$2.13	7.1
$2.26 - 2.70	868,171	$2.50	7.8	602,793	$2.53	7.8
$2.71 - 3.15	653,399	$2.84	8.4	557,163	$2.84	8.4
$3.16 - 4.50	27,000	$4.50	8.6	8,999	$4.50	8.6
	3,927,949	$1.99	6.6	3,513,542	$1.93	6.6

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 must be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 is to be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. We have determined that the impact of uncertain tax positions did not have a material affect on our financial position or results of operations.

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

NOTE 4. RELATED PARTIES

For the three month periods ended August 31, 2007 and 2006, the Company incurred $7,570 and $2,200, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the three month periods ended August 31, 2007 and 2006, the Company incurred $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the three month period ended August 31, 2007 and 2006, the Company incurred $15,000 respectively, for these directors’ fees. As of August 31, 2007, $3,334 is included within Accrued Expenses and is scheduled for payment in October 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. This discussion, as well as the remainder of this Quarterly Report on Form 10-Q, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend”, “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

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

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug application or IND for treating RA. We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic or PK profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial. In May 2007, we filed an amendment to the IND with the FDA. The amendment included the final Phase I safety study report, Chemical, Manufacturing and Control, or CMC, update, and a protocol for an additional Phase I study.

In June 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II study. The trial will also extend the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and preliminary results indicate that the drug was safe and well tolerated. The final results are expected in the fourth calendar quarter of 2007. A Phase II randomized, placebo controlled, multi-center study in patients with active RA, is scheduled to commence enrollment in the first half of calendar 2008.

For the ITP clinical trial, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP study. This study is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have identified six sites in Australia, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients and this clinical trial is expected to begin enrolling patients in the fourth calendar quarter of 2007. We also expect that other clinical trial related activities will occur during the next 12 months, including drug substance manufacturing, drug product formulation, product packaging, and additional toxicology studies. Additionally, we intend to conduct pre-clinical research with PRTX-100 and other compounds in several other autoimmune indications.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002 and in May 2007 the United States Patent and Trademark Office or PTO issued patent #7,211,258 titled “Protein A Compositions and Methods of Use.” Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

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

Results of Operations

Three months ended August 31, 2007 compared to three months ended August 31, 2006

Research and Development Expenses - Research and Development expenses were $1,703,915 for the three months ended August 31, 2007, compared with $917,759 for the three months ended August 31, 2006. The increase of $786,156 or 86% in this period was primarily the result of increased clinical personnel and consultants, clinical trial activity, along with on-going product manufacturing and formulation related costs as compared to the same period last year.

Administrative Expenses - Administrative expenses were $681,100 for the three months ended August 31, 2007, compared with $697,926 for the three months ended August 31, 2006. The decrease of $16,826 or 2% in this period was due to decreased stock option compensation expense as compared to the same period last year.

Professional Fees - Professional expenses were $202,675 for the three months ended August 31, 2007, compared with $121,292 for the three months ended August 31, 2006. The increase of $81,383 or 67% in this period was due to an increase in legal and accounting fees as compared to the same period last year.

Interest income - Interest income was $217,095 for the three months ended August 31, 2007, compared with $233,824 for the three months ended August 31, 2006. The decrease of $16,729, or 7%, was attributed to lower cash balances and lower interest rates as compared to the same period last year.

Liquidity and Capital Resources

Since 1999, we have incurred significant losses, and we expect to experience operating losses and negative operating cash flow for the foreseeable future. Our primary source of cash to meet short-term and long-term liquidity needs is the sale of shares of our common stock. We issue shares in private placements at a discount to the current market price, as such the resale of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-tradable shares on the open market.

On September 18, 2003, we raised $12,657,599 through the sale of 7,445,646 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. The warrants expire on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

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

In the first fiscal quarter of 2007, existing investors and option holders exercised 133,500 warrants and 6,000 options which resulted in $315,574 in cash proceeds.

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. If all warrants are exercised in cash, our proceeds would be approximately $18.9 million.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2007 and 2006 have resulted primarily from research and development expenditures associated for PRTX-100. We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2008 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the three months ended August 31, 2006 relates primarily to the acquisition of capital equipment for laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the three months ended August 31, 2006 resulted primarily from the sale of shares of common stock and the exercise of warrants and stock options.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $15,918,112 as of August 31, 2007 will be sufficient to fund operations into fiscal 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

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

•	Operating Lease - Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

As of August 31, 2007, our contractual obligations for the next five years, and thereafter, were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$714,195	$714,195	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease - Office Space	244,662	56,367	188,295	0	0
Operating Lease - Copier	7,719	996	6,723	0	0
Total	$1,176,576	$981,558	$195,018	$0	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities, principally U.S. Home Loan Notes. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such investments to maturity at which time the investment will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at August 31, 2007 totaled $15.7 million, and the weighted-average interest rate was approximately 5.09% with maturities of investments ranging up to 60 days.

ITEM 4.	CONTROLS AND PROCEDURES

For the quarter ended August 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

We are focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of August 31, 2007, our cumulative net loss was $29,235,227. Our net loss was $2,371,680 for the fiscal quarter ended August 31, 2007. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

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

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal quarter ended August 31, 2007, our stock price ranged from a high of $1.85 to a low of $1.20 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 6.	EXHIBITS:

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.

10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2007	PROTALEX, INC.

	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief Executive Officer

Date: October 12, 2007

	By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven H. Kane certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protalex, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 12, 2007	By:	/s/ Steven H. Kane
Steven H. Kane
President, Chief Executive Officer and Director