Form 10-Q
period 2007-11-30
PROTALEX INC
filed 2008-01-11
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28385

Protalex, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2003490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

145 Union Square Drive
New Hope, PA 18938
(Address of Principal Executive Offices and Zip Code)

215-862-9720
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 9, 2008: 28,600,464 shares.

Protalex, Inc.

FORM 10-Q

November 30, 2007

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):
	Balance Sheets at November 30, 2007 and May 31, 2007	3
	Statements of Operations for the six and three months ended November 30, 2007 and 2006, and the period from September 17, 1999 (inception) to November 30, 2007	4
	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through November 30, 2007	5
	Statements of Cash Flows for the six months ended November 30, 2007 and 2006, and the period from September 17,1999 (inception) to November 30, 2007	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	18
ITEM 1A.	Risk Factors	18
ITEM 4.	Submission of Matters to a Vote of Security Holders	25
ITEM 6.	Exhibits	25
	SIGNATURES	28

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	November 30,	May 31,
	2007	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,596,242	$17,546,154
Prepaid expenses	115,104	271,051

Total current assets	13,711,346	17,817,205

PROPERTY & EQUIPMENT:
Lab equipment	692,761	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	1,019,416	1,019,416
Less accumulated depreciation	(743,846)	(647,630)
	275,570	371,786
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $8,223 and $7,713 as of November 30, 2007 and May 31, 2007, respectively	12,077	12,587

Total other assets	20,067	20,577

	$14,006,983	$18,209,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,080,414	$923,113
Payroll and related liabilities	12,229	20,661
Accrued expenses	182,300	25,000

Total current liabilities	1,274,943	968,774

OTHER LIABILITIES	2,389	2,996

Total liabilities	1,277,332	971,770

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	44,779,190	44,101,059
Deficit accumulated during the development stage	(32,049,825)	(26,863,547)

Total stockholders’ equity	12,729,651	17,237,798

	$14,006,983	$18,209,568

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the six and three month periods ended November 30, 2007 and 2006 and
From Inception (September 17, 1999) through November 30, 2007
(Unaudited)

	Six	Six	Three	Three	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	(3,761,633)	(2,344,344)	(2,057,718)	(1,426,585)	(20,367,334)
Administrative	(1,456,471)	(1,809,295)	(775,371)	(1,111,369)	(10,806,386)
Professional fees	(362,104)	(303,277)	(159,429)	(181,985)	(2,622,254)
Depreciation and amortization	(2,108)	(2,752)	(1,023)	(1,376)	(157,632)

Operating loss	(5,582,316)	(4,459,668)	(2,993,541)	(2,721,315)	(33,953,606)

Other income (expense)
Interest income	396,038	524,466	178,943	290,642	1,984,973
Interest expense	-	-	-	-	(70,612)
Loss on disposal of equipment	-	-	-	-	(10,580)

Net loss	$(5,186,278)	$(3,935,202)	$(2,814,598)	$(2,430,673)	$(32,049,825)

Weighted average number of common shares outstanding	28,600,464	27,568,568	28,600,464	28,600,464	16,526,646

Loss per common share - basic and diluted	$(.18)	$(.14)	$(.10)	$(.08)	$(1.94)

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through November 30, 2007
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

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)	—	—	—	(20,000)
January 13, 2005 – common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,701,935)	14,701,935	—	—	—
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	$194	$20,913,822	—	$(12,307,203)	$8,606,813
August 23, 2005 – common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 – issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	$224	$27,740,976		$(18,411,605)	$9,329,595

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2007
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – shared-based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	$286	$44,101,059	$—	$(26,863,547)	$17,237,798
June 1, 2007 – November 30, 2007 – shared-based compensation to board members, employees and consultants	—	—	678,131	—	—	678,131
Net loss for the six months ended November 30, 2007	—	—	—	—	(5,186,278)	(5,186,278)
Balance, November 30, 2007	28,600,464	$286	$44,779,190	$—	$(32,049,825)	$12,729,651

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the six month periods ended November 30, 2007 and 2006 and From
Inception (September 17, 1999) through November 30, 2007
(Unaudited)

	Six	Six	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,186,278)	$(3,935,202)	$(32,049,825)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	96,726	71,288	774,590
Share based compensation expense	678,131	1,026,618	4,570,506
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expense and deposits	155,947	73,364	(123,094)
Increase (decrease) in:
Accounts payable and accrued expenses	314,601	(268,908)	1,262,714
Payroll and related liabilities	(8,432)	(34,940)	12,229
Other liabilities	(607)	661	2,389

Net cash and cash equivalents used in operating activities	(3,949,912)	(3,067,119)	(25,523,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	(381,109)	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	—	(381,109)	(1,169,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	14,533,295	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	14,533,295	40,289,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,949,912)	11,085,067	13,596,242

Cash and cash equivalents, beginning	17,546,154	9,992,545	—

Cash and cash equivalents, end	$13,596,242	$21,077,612	$13,596,242

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of the financial statements.

 PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2007

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2007 and 2006, the Company had potentially dilutive securities consisting of warrants and stock options totaling 10,834,706 and 10,666,256, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share Based Payment (“SFAS No. 123R”) for employee options using the modified prospective method. Options issued to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services. SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options.  Under the modified prospective method, compensation cost included in operating expenses was $678,131 and $1,026,618 for the six months ended November 30, 2007 and 2006, respectively, compared to $363,447 and $687,661 for the three months ended November 30, 2007 and 2006, respectively.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of November 30, 2007 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 2,076,071 have been issued. The Company has issued 2,163,255 stock options as stand alone grants, prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Term or Life. The expected term or life of stock options granted issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. Expected volatility is based on the historical daily volatility of the price of our common shares. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the periods indicated:

	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006	From Inception through November 30, 2007

Dividends per year	0	0	0
Volatility percentage	95%	96%	90%-131%
Risk free interest rate	4.13%	4.77%	2.07%-5.11%
Expected life (years)	6.25	4	3-6.25
Weighted average fair value	$2.09	$2.10	$2.09

As of November 30, 2007, there were 4,233,326 stock options outstanding.  At November 30, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,079,257 (net of estimated forfeitures).  During the six and three months ended November 30, 2007, the Company granted 320,000 and 320,000 stock options, respectively.

The following summarizes certain information regarding stock options as of and for the period ended November 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2007	3,963,862	$2.00	6.9
Granted	320,000	$1.30	—
Exercised	0		—
Forfeited	(20,020)	$2.57
Expired	(30,516)	$2.70
Outstanding at November 30, 2007	4,233,326	$1.94	6.6
Exercisable at November 30, 2007	3,743,011	$1.90	6.6

The outstanding and exercisable stock options as of November 30, 2007 had an intrinsic value of $21,800 and $16,375, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.90 – 1.35	420,000	$1.29	8.5	284,374	$1.28	8.5
$1.36 – 1.80	2,061,255	$1.50	5.3	2,061,255	$1.50	5.3
$1.81 – 2.25	217,500	$2.13	6.9	199,525	$2.13	6.9
$2.26 – 2.70	861,000	$2.50	7.7	627,675	2.52	7.7
$2.71 – 3.15	646,571	$2.84	8.2	559,495	$2.84	8.2
$3.16 – 4.50	27,000	$4.50	8.4	10,687	$4.50	8.4
	4,233,326	$1.94	6.6	3,743,011	$1.90	6.6

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

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

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 must be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 is to be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. We have determined that the impact of uncertain tax positions did not have a material effect on our financial position or results of operations.

NOTE 4. RELATED PARTIES

For the six and three month periods ended November 30, 2007, the Company incurred $17,840 and $10,270 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the six and three month periods ended November 30, 2006, the Company incurred $35,626 and $33,426, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the six and three month periods ended November 30, 2007, the Company incurred $75,000 and $37,500 respectively, for this director’s fee. For the six and three month periods ended November 30, 2006, the Company incurred $75,000 and $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the six and three month periods ended November 30, 2007, the Company incurred $30,000 and $15,000 respectively for these directors’ fees. For the six and three month periods ended November 30, 2006, the Company incurred $30,000 and $15,000, respectively, for these directors’ fees. As of November 30, 2007, $8,334 is included within Accrued Expenses and was subsequently paid on December 17, 2007.

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

In June 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II study. The trial will also extend the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and preliminary results indicate that the drug was safe and well tolerated. The final results are expected in the first calendar quarter of 2008. A Phase II randomized, placebo controlled, multi-center study in patients with active RA, is scheduled to commence enrollment in the first half of calendar 2008.

For the ITP clinical trial, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP study. This study is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have identified seven sites in Australia and New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. We conducted the investigator’s meeting on November 12-13, 2007 and we are currently enrolling patients into this trial.

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

We have identified the policies below as some of the more critical to our business and the understanding of our financial position and results of operations. These policies may involve a high degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from estimates. If different assumptions or conditions were to prevail, the results could be materially different from these reported results. The impact and any associated risks related to these policies on our business operations are discussed throughout this report where such policies effect our reported and expected financial results.

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

Results of Operations

Research and Development Expenses - Research and Development expenses were $3,761,633 and $2,344,344 for the six months ended November 30, 2007 and 2006, respectively and were $2,057,718 and $1,426,585 for the three months ended November 30, 2007 and 2006, respectively. The increase of $1,417,289 or 60% for the six month period and $631,133 or 44% for the three month period was primarily the result of increased clinical personnel and consultants, clinical trial activity, the commencement of the toxicology study, along with on-going product manufacturing and formulation related costs as compared to the same periods last year.

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our research and development program. These studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the costs to complete such programs, as well as the period in which net cash outflows from such programs are expected to be incurred, are not reasonably estimable.

Administrative Expenses - Administrative expenses were $1,456,471 and $1,809,295 for the six months ended November 30, 2007 and 2006, respectively and were $775,371 and $1,111,369 for the three months ended November 30, 2007 and 2006, respectively. The decrease of $352,824 or 20% for the six month period and $335,998 or 30% for the three month period was due to decreased stock option compensation expense as compared to the same periods last year.

Professional Fees - Professional expenses were $362,104 and $303,277 for the six months ended November 30, 2007 and 2006, respectively and were $159,429 and $181,985 for the three months ended November 30, 2007 and 2006. The increase of $58,827 or 19% for the six month period was due to an increase in legal, accounting and employee recruiting fees as compared to the same period last year. The decrease of $22,556 or 12% for the three month period was due to lower accounting and legal fees as compared to the same period last year.

Interest income - Interest income was $396,038 and $524,446 for the six months ended November 30, 2007 and 2006, respectively and was $178,943 and $290,642 for the three months ended November 30, 2007 and 2006, respectively. The decrease of $128,428, or 24% for the six month period and $111,699 or 38% for the three month period was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same periods last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through November 30, 2007 is $32,049,825, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

We are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, PRTX-100. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2007 and 2006 have resulted primarily from research and development expenditures associated for PRTX-100. We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2008 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the six months ended November 30, 2006 relates primarily to the acquisition of capital equipment for laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the six months ended November 30, 2006 resulted primarily from the sale of shares of common stock and the exercise of warrants and stock options.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $13,596,242 as of November 30, 2007 will be sufficient to fund operations into fiscal 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

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

•
Operating Lease – Office Space. We have entered into a three-year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007. On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008 and on April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2009.

•	Operating Lease – Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

As of November 30, 2007, our contractual obligations for the next five years, and thereafter, were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment Agreements-Officers	$714,195	$714,195	$0	$0	$0
Directors Agreements	210,000	210,000	0	0	0
Operating Lease – Office Space	202,387	14,092	188,295	0	0
Operating Lease – Copier	6,972	249	6,723	0	0
Total	$1,133,554	$938,536	$195,018	$0	$0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities, principally U.S. Home Loan Notes. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such investments to maturity at which time the investment will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at November 30, 2007 totaled $13.6 million, and the weighted-average interest rate was approximately 4.63% with maturities of investments ranging up to 60 days.

ITEM 4. CONTROLS AND PROCEDURES

For the quarter ended November 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of November 30, 2007, our cumulative net loss was $32,049,825. Our net loss was $2,814,598 for the fiscal quarter ended November 30, 2007. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

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

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Assuming we are able to continue to develop and commercialize PRTX-100, we will be required to expend significant time, effort and money to conduct human clinical trials necessary to obtain regulatory approval. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of PRTX-100 will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues
•	determination of dosing issues
•	lack of effectiveness during clinical trials
•	slower than expected rates of patient recruitment
•	inability to monitor patients adequately during or after treatment
•	inability or unwillingness of medical investigators to follow our clinical protocols

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in the conduct of these clinical trials.

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

We have relied on, and intend to rely in the future, in part, on third-party contract manufacturers to supply, store and distribute PRTX-100 and other potential products. Any products we develop may be in competition with other product candidates and products for access to these facilities. Thus, we may not be successful in contracting with third-party manufacturers, or they may not be able to manufacture these candidates and products in a cost-effective or timely manner. Additionally, our reliance on third-party manufacturers exposes us to the following risks, any of which could delay or prevent the completion of (x) our clinical trials, (y) the approval of our products by the FDA or (z) the commercialization of our products, resulting in higher costs or depriving us of potential product revenues:

•
Contract manufacturers are obliged to operate in accordance with FDA-mandated current Good Manufacturing Practices or cGMPs. Their failure to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products. Additionally, failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liabilities claims, regardless of their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our product. We currently maintain a $2,000,000 general liability insurance policy, a global $3,000,000 clinical liability insurance policy and as required, country specific will be procured. As required by local regulations, an AUD $10,000,000 clinical liability insurance has been procured for the ITP trial in Australia and New Zealand. We intend to expand our liability insurance coverage to any products for which we obtain marketing approval, however, such insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets.

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

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal quarter ended November 30, 2007, our stock price ranged from a high of $1.50 to a low of $1.05 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 23, 2007, the Company held its 2007 annual meeting of stockholders. Based on the Inspector of Elections Report, dated October 23, 2007, the voting results for the matters submitted to a vote of the Company’s stockholders at such meeting were as follows:

1.	Eight board nominees for director were elected for terms expiring at the 2008 annual meeting of stockholders, as follows:

Nominee	Votes For	Votes Withheld
G. Kirk Raab	20,982,445	283,728
Steven H. Kane	21,058,980	207,193
Carleton A. Holstrom	21,101,366	164,807
Eugene A. Bauer, MD	21,101,566	164,607
Thomas P. Stagnaro	21,101,666	164,507
Dinesh Patel, PhD	21,101,366	164,807
Frank M. Dougherty	21,059,080	207,093
Peter G. Tombros	21,097,666	168,507

2.	A proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal year ending May 31, 2008 was approved, as follows:

Votes For	Votes Against	Abstentions
21,253,083	2,250	10,839

3.	To transact such other business as may properly come before the Annual Meeting and any adjournment or postponement thereof:

Votes For	Votes Against	Abstentions
20,761,960	311,417	192,791

ITEM 6.	EXHIBITS:

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999

2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999

2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004

3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004

3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006

4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003

4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.

4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.

4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005

4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005

4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006

4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006

4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006

10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003

10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003

10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.

10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.

10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.

10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.

10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.

10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.

10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.

10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2008	PROTALEX, INC.

By: /s/ Steven H. Kane

Steven H. Kane, President and Chief
Executive Officer

Date: January 11, 2008
By: /s/ Marc L. Rose

Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer
and Corporate Secretary