Form 10-Q
period 2008-02-29
PROTALEX INC
filed 2008-04-11
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ࿠ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 9, 2008: 28,600,464 shares.

Protalex, Inc.

FORM 10-Q

February 29, 2008

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets at February 29, 2008 and May 31, 2007	3

	Statements of Operations for the nine and three months ended February 29, 2008 and February 28, 2007, and the period from September 17, 1999 (inception) to February 29, 2008	4

	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through February 29, 2008	5

	Statements of Cash Flows for the nine months ended February 29, 2008 and February 28, 2007, and the period from September 17, 1999 (inception) to February 29, 2008	9

	Notes to Unaudited Financial Statements	10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits	18

	SIGNATURES	21

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	February 29,	May 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,893,570	$17,546,154
Prepaid expenses	200,013	271,051

Total current assets	11,093,583	17,817,205

PROPERTY & EQUIPMENT:
Lab equipment	692,761	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	1,019,416	1,019,416
Less accumulated depreciation	(787,852)	(647,630)
	231,564	371,786
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $8,478 and $7,713 as of February 29, 2008 and May 31, 2007, respectively	11,822	12,587

Total other assets	19,812	20,577

	$11,344,959	$18,209,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,143,857	$923,113
Payroll and related liabilities	27,380	20,661
Accrued expenses	15,000	25,000

Total current liabilities	1,186,237	968,774

OTHER LIABILITIES	2,005	2,996

Total liabilities	1,188,242	971,770

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	44,948,941	44,101,059
Deficit accumulated during the development stage	(34,792,510)	(26,863,547)

Total stockholders’ equity	10,156,717	17,237,798

	$11,344,959	$18,209,568

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the nine and three month periods ended February 29, 2008 and February 28, 2007 and
From Inception (September 17, 1999) through February 29, 2008
(Unaudited)

	Nine	Nine	Three	Three	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Research and development	(5,716,415)	(4,102,055)	(1,954,781)	(1,757,711)	(22,322,116)
Administrative	(2,180,613)	(2,670,755)	(724,142)	(861,460)	(11,530,528)
Professional fees	(534,918)	(451,012)	(172,814)	(147,735)	(2,795,068)
Depreciation and amortization	(3,127)	(4,009)	(1,019)	(1,257)	(158,651)

Operating loss	(8,435,073)	(7,227,831)	(2,852,756)	(2,768,163)	(33,806,363)

Other income (expense)
Interest income	506,110	779,634	110,072	255,168	2,095,045
Interest expense	—	—	—	—	(70,612)
Loss on disposal of equipment	—	—	—	—	(10,580)

Net loss	$(7,928,963)	$(6,448,197)	$(2,742,684)	$(2,512,995)	$(34,792,510)

Weighted average number of common shares outstanding	28,600,464	27,908,754	28,600,464	28,600,464	16,882,333

Loss per common share – basic and diluted	$(.28)	$(.23)	$(.10)	$(.09)	$(2.06)

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through February 29, 2008
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

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 29, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 – common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 29, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)		—	—	(20,000)
January 13, 2005 – common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,701,935)	14,701,935	—	—	0
May 25, 2005 – issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	$194	$20,913,822	—	$(12,307,203)	$8,606,813
August 23, 2005 – common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 – issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	$224	$27,740,976		$(18,411,605)	$9,329,595

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 29, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	$286	$44,101,059	$—	$(26,863,547)	$17,237,798
June 1, 2007 – February 29, 2008 – share based compensation to board members, employees and consultants	—	—	847,882	—	—	847,882
Net loss for the nine months ended February 29, 2008	—	—	—	—	(7,928,963)	(7,928,963)
Balance, February 29, 2008	28,600,464	$286	$44,948,941	$—	$(34,792,510)	$10,156,717

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the nine month periods ended February 29, 2008 and February 28, 2007 and
From Inception (September 17, 1999) through February 29, 2008
(Unaudited)

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 29,	February 28,	February 29,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,928,963)	$(6,448,197)	$(34,792,510)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	10,580
Depreciation and amortization	140,987	121,112	818,851
Share based compensation expense	847,882	1,440,483	4,740,257
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expense and deposits	71,038	34	(208,003)
Increase/(decrease) in:
Accounts payable and accrued expenses	210,744	(49,786)	1,158,857
Payroll and related liabilities	6,719	(44,659)	27,380
Other liabilities	(991)	89	2,005

Net cash and cash equivalents used in operating activities	(6,652,584)	(4,980,924)	(28,225,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	(403,674)	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	6,000

Net cash and cash equivalents used in investing activities	—	(403,674)	(1,169,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	14,533,295	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	14,533,295	40,289,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,652,584)	9,148,697	10,893,570

Cash and cash equivalents, beginning	17,546,154	9,992,545	—

Cash and cash equivalents, end	$10,893,570	$19,141,242	$10,893,570

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2008

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 29, 2008 and February 28, 2007, the Company had potentially dilutive securities consisting of warrants and stock options totaling 10,972,206 and 10,698,317, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised), Accounting for Share Based Payment (“SFAS No. 123R”) for employee options using the modified prospective method. Options issued to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services (“EITF No. 96-18”). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options.  Under the modified prospective method, compensation cost included in operating expenses was $847,882 and $1,440,483 for the nine months ended February 29, 2008 and February 28, 2007, respectively, compared to $169,751 and $413,864 for the three months ended February 29, 2008 and February 28, 2007, respectively.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of February 29, 2008 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 2,213,571 have been issued. The Company has issued 2,163,255 stock options as stand alone grants, prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Term or Life. The expected term or life of stock options granted issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”) and as further permitted by Staff Accounting Bulletin No. 110, Share-Based Payments (“SAB No. 110”). The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

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

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the periods indicated:

	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007	From Inception through February 29, 2008

Dividends per year	0	0	0
Volatility percentage	95%-96%	94%	90%-131%
Risk free interest rate	3.10%-4.13%	4.80-4.88%	2.07%-5.11%
Expected life (years)	6.25-10	4	3-10
Weighted average fair value	$1.04	$2.08	$2.02

As of February 29, 2008, there were 4,370,826 stock options outstanding.  At February 29, 2008, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,045,000 (net of estimated forfeitures).  During the nine and three months ended February 29, 2008, the Company granted 457,500 and 137,500 stock options, respectively.

The following summarizes certain information regarding stock options as of and for the period ended February 29, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2007	3,963,862	$2.00	6.9
Granted	457,500	$1.27	9.7
Exercised	0	—	—
Forfeited	(20,020)	$2.57	—
Expired	(30,516)	$2.70	—
Outstanding at February 29, 2008	4,370,826	$1.92	6.5
Exercisable at February 29, 2008	3,802,684	$1.91	6.5

The outstanding and exercisable stock options as of February 29, 2008 had an intrinsic value of $0 and $0, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.90 – 1.35	557,500	$1.27	8.6	296,300	$1.28	8.6
$1.36 – 1.80	2,061,255	$1.50	5.0	2,061,255	$1.50	5.0
$1.81 – 2.25	217,500	$2.13	6.6	204,371	$2.13	6.6
$2.26 – 2.70	861,000	$2.50	7.4	659,728	$2.52	7.4
$2.71 – 3.15	646,571	$2.84	8.0	568,656	$2.84	8.0
$3.16 – 4.50	27,000	$4.50	8.1	12,374	$4.50	8.1
	4,370,826	$1.92	6.5	3,802,684	$1.91	6.5

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

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

In December 2007, the FASB ratified the Emerging Issue Task Force (“EITF”) Issue 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 clarifies the accounting for contractual arrangements wherein two or more parties come together to participate in a joint operating activity which is conducted based on provisions of a contract. EITF 07-01 provides guidance on income statement classification of revenues and expenses related to such activities, and specifies disclosures that should be made with respect to such activities. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not completed its evaluation of the potential impact, if any, of the adoption of EITF 07-01 on its financial statements.

In June 2007, the FASB ratified EITF Issue 07-03: Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance for accounting for non-refundable payments paid to conduct research and development on behalf of the reporting entity. EITF 07-03 specifies that such payments should be initially capitalized, then expensed as the goods are received or the services have been performed. If the entity does not expect to the goods to be delivered or the services to be rendered, the costs should be expensed at that time. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have any impact on its financial statements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial statements.

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

NOTE 4. RELATED PARTIES

For the nine and three month periods ended February 29, 2008, the Company incurred $22,115 and $4,275 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the nine and three month periods ended February 28, 2007, the Company incurred $66,924 and $31,298, respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the nine and three month periods ended February 29, 2008, the Company incurred $112,500 and $37,500 respectively, for this director’s fee. For the nine and three month periods ended February 28, 2007, the Company incurred $112,500 and $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the nine and three month periods ended February 29, 2008, the Company incurred $45,000 and $15,000 respectively for these directors’ fees. For the nine and three month periods ended February 28, 2007, the Company incurred $45,000 and $15,000, respectively, for these directors’ fees. As of February 29, 2008, $8,334 is included within Accrued Expenses and was subsequently paid on March 14, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. This discussion, as well as the remainder of this Quarterly Report on Form 10-Q, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend,” “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Overview

We are a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials.  We currently have no product on the market. We are initially targeting the autoimmune diseases idiopathic thrombocytopenic purpura, or ITP, and rheumatoid arthritis, or RA.

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug application, or IND, for treating RA. We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic, or PK, profile was favorable and the pre-clinical PK data was confirmed by the data in this Phase I clinical trial. In May 2007, we filed an amendment to the IND with the FDA. The amendment included the final Phase I safety study report, Chemical, Manufacturing and Control, or CMC, update, and a protocol for an additional Phase I study.

In June 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II study. The trial will also extend the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and preliminary results indicate that the drug was safe and well tolerated. The final results are expected in the second calendar quarter of 2008. A Phase II randomized, placebo controlled, multi-center study in patients with active RA, is scheduled to commence enrollment in the second half of calendar 2008.

For the ITP clinical trial, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP study. This study is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have identified seven sites in Australia and New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. We conducted the investigator’s meeting in November 2007 and we are currently screening patients into this trial.

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

Staffing plans for fiscal 2008 include hiring additional clinical and laboratory support personnel or outsourcing to qualified consultants. Continued growth in staffing is anticipated in our business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive compensation plans to attract and retain qualified personnel.

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

Results of Operations

Research and Development Expenses - Research and Development expenses were $5,716,415 and $4,102,055 for the nine months ended February 29, 2008 and February 28, 2007, respectively and were $1,954,781 and $1,757,711 for the three months ended February 29, 2008 and February 28, 2007, respectively. The increase of $1,614,360 or 39% for the nine month period and $197,070 or 11% for the three month period was primarily the result of increased clinical personnel and consultants, clinical trial activity, the completion of the toxicology study, along with on-going product manufacturing and formulation related costs as compared to the same periods last year.

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

Administrative Expenses - Administrative expenses were $2,180,613 and $2,670,755 for the nine months ended February 29, 2008 and February 28, 2007, respectively and were $724,142 and $861,460 for the three months ended February 29, 2008 and February 28, 2007, respectively. The decrease of $490,142 or 18% for the nine month period and $137,318 or 16% for the three month period was due to decreased stock option compensation expense as compared to the same periods last year.

Professional Fees - Professional expenses were $534,918 and $451,012 for the nine months ended February 29, 2008 and February 28, 2007, respectively and were $172,814 and $147,735 for the three months ended February 29, 2008 and February 28, 2007. The increase of $83,906 or 19% for the nine month period and $25,079 or 17% for the three month period was due to an increase in business development activities pertaining to potential partnerships as compared to the same period last year.

Interest income - Interest income was $506,110 and $779,634 for the nine months ended February 29, 2008 and February 28, 2007, respectively and was $110,072 and $255,168 for the three months ended February 29, 2008 and February 28, 2007, respectively. The decrease of $273,524, or 35% for the nine month period and $145,096 or 57% for the three month period was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same periods last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through February 29, 2008 is $34,792,510, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 29, 2008 and February 28, 2007 have resulted primarily from research and development expenditures associated for PRTX-100. We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2008 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the nine months ended February 28, 2007 relates primarily to the acquisition of capital equipment for laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the nine months ended February 28, 2007 resulted primarily from the sale of shares of common stock and the exercise of warrants and stock options.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $10,893,570 as of February 29, 2008 will be sufficient to fund operations into fiscal 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

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

•	Operating Lease – Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

For the quarter ended February 29, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 11, 2008	PROTALEX, INC.

By: /s/ Steven H. Kane

Steven H. Kane, President and Chief
Executive Officer

Date: April 11, 2008
By: /s/ Marc L. Rose

Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer
and Corporate Secretary