Form 10-K
period 2008-05-31
PROTALEX INC
filed 2008-08-29
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File 000-28385

PROTALEX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2003490
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

145 Union Square Drive New Hope, Pennsylvania	18938
(Address of Principal Executive Offices)	(Zip Code)

(215) 862-9720

(Registrant’s Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” ”accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $29,063,930 as of November 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 29, 2008 was 28,600,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended May 31, 2008 are incorporated by reference into Part III of this Report.

PROTALEX, INC.

FORM 10-K

May 31, 2008

i

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval, if any, for our product candidates;
•	our product development efforts, including results from clinical trials;
•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us;
•	anticipated clinical trial results and regulatory submission dates for our product candidates by us;
•	analysis and interpretation of data by regulatory authorities;
•	anticipated operating losses and capital expenditures;
•	estimates of the market opportunity and the commercialization plans for our product candidates;
•	our intention to rely on third parties for manufacturing;
•	the scope and duration of intellectual property protection for our products;
•	our ability to raise additional capital; and
•	our ability to acquire or in-license products or product candidates.

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

ii

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

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA. We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This Phase I clinical trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial. In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report, Chemistry, Manufacturing and Control or CMC update, and a protocol for another Phase I clinical trial.

RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement. In July 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming clinical trials. This second Phase I clinical trial extended the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and final results indicated that the drug was safe and well tolerated. A Phase Ib randomized, double-blind, placebo-controlled, multiple dose, dose escalation safety and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in Russia, South Africa and Australia is scheduled to commence enrollment in the first quarter of calendar 2009.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial has begun enrolling patients in the second calendar quarter of 2008 and is expected to continue through calendar 2008.

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

We are also broadening our intellectual property and developing our management team, facilities and operational infrastructure for commercialization of our products. Our business and laboratory operations are located in New Hope, Pennsylvania. We outsource some of our activities to contract organizations and facilities. For example, we continue to refine the manufacturing process of PRTX-100 under Current Good Manufacturing Practice, or cGMP, in quantities we believe are sufficient for the upcoming clinical trials. We also expect that other clinical trial related activities will occur during the next 12 months, including drug substance manufacturing, drug product formulation, product packaging, and distribution. Additionally, we intend to conduct pre-clinical research with PRTX-100 and other compounds in several other autoimmune indications.

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

We have concluded eight private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials. Our research and development expenditures were $7,657,127, $5,562,485, and $3,840,400 for the years ended May 31, 2008, 2007 and 2006, respectively. The most recent private placement in July 2006 raised approximately $15.2 million. Since we have completed two Phase I clinical trials, commenced with the Phase Ib clinical trial for ITP in Australia and have started the planning process for Phase Ib clinical trial in RA during the next fiscal year, we anticipate that we will need to raise additional capital in fiscal year 2009 to fund the ongoing FDA approval process.

As our lead product moves closer to the marketing stage, we intend to look for opportunities to enter into collaborative arrangements with strategic partners to market and sell our products in the United States and in foreign markets. We also intend to seek out partners who would be responsible for funding or reimbursing all or a portion of the costs of pre-clinical and/or clinical trials required to obtain regulatory approval. In return for such payments, we could grant these partners rights to market certain of our products in particular geographical regions. We are also evaluating the alternative approach of pursuing our programs independently with the intention of becoming a fully integrated biopharmaceutical company.

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

Animal Studies

Protalex’s lead candidate PRTX-100 has proven effective in two clinical standard mouse autoimmune models:

Collagen-Induced Arthritis — PRTX-100 has demonstrated reproducible efficacy in a well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel®, a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of Enbrel® suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel® showed a resumption of joint inflammation and tissue damage. This response to Enbrel® was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies has been used to serve as a rationale for conducting clinical trials in human patients.

BXSB Mice — These animals are genetically predisposed to autoimmune diseases. This model is used to evaluate drugs for autoimmune diseases such as Lupus, Crohn’s disease and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies, mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement, or splenomegaly, was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease. Treatment with PRTX-100 also reduced non-specific immunoglobulin production and specific autoantibody production and restored the number and function of immune cells known as T and B lymphocytes. These results represent improvement in a whole animal setting in this complex disease syndrome.

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

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under cGMP conditions. The product formulations, stability testing and packaging of the final drug product for clinical supplies are conducted at several other reputable FDA-approved companies in the United States. These companies have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources.

Markets

RA is a key focus for the company. RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2008, RA affects about 1.0% of the U.S. population with a female to male ratio of 2 to 1 and approximately 10% of RA patients enter remission without treatment. Of the remaining 90%, one third has mild disease, one-third has moderate disease and has some response to methotrexate and one-third has significant disease and has failed methotrexate.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. Current treatments are costly, and in most cases must be continued for decades. In contrast, we believe that bioregulatory therapy such as PRTX-100 could potentially provide these patients with a choice of therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio. We anticipate that our products will be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed. Additionally, preliminary information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a wide range of autoimmune diseases, including, but not limited to, lupus, type I diabetes, and pemphigus.

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

Competition

We believe, based on the pre-clinical trials and the result of the two Phase I clinical trials, that our compound, PRTX-100, has a potential competitive advantage, as it may require lower doses and has the potential to be more convenient, safer and more efficacious than existing therapies. This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $15,000 to $19,240 per patient, according to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2008. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;
•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;
•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®);
•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®);
•	Costimulatory molecule inhibitor (abatacept, Orencia® Anti CD20 therapy, rituximab (Rituxan®);

•	“Immunoadsorption Therapy,” also known as Prosorba®, now in limited use in Europe and the United States, entailing weekly sessions during which a patient’s blood is separated and passed through a molecular filter. The use of such extreme treatment modalities emphasizes the unmet need for a new treatment for patients who cannot respond to existing therapies.

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation, Johnson & Johnson, Inc. and Abbott Laboratories, dominating the market with their respective products, Enbrel®, Remicade® and Humira®. According to the Cowen and Company, LLC report dated March 2008 for RA in 2007 Enbrel® generated revenue of $1.95 billion; Remicade® generated revenue of $1.59 billion; and Abbot’s Humira®, generated revenue of $1.28 billion. Other recent entrants into the RA market are Orencia® from Bristol-Myers Squibb and Rituxan® from Biogen Idec/Genentech which generated revenue of $230 million and $250 million for RA in 2007, respectively.

Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with TNF inhibitors. Disseminated tuberculosis due to reactivation of latent disease was also seen commonly within clinical trials of TNF inhibitors. There is also a possibly increased risk of lymphoma in patients treated with TNF inhibitors. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel® and the other TNF inhibitors. There was also an increased risk of serious infections with rituximab therapy in clinical trials, and abatacept has also been associated with an increased risk of serious infections. Findings such as these indicate that new and safer treatments for autoimmune diseases such as RA are needed. The Company anticipates that PRTX-l00 and its other products will provide such opportunity, but there can be no assurance that such results will occur.

There are several companies that are developing thrombopietin agonists for treating ITP. GlaxoSmithKline’s Promacta® received FDA advisory panel approval in June 2008, Amgen’s AMG531 is in Phase III, Ligand Pharmaceuticals’ LGD4665 is in Phase II and Genzyme’s GMA161 is in Phase I.

We expect the Company’s U.S. patent issued in May 2007 to be a potential barrier to entry that could prevent competitors from implementing the same procedures as the Company. However, the Company may be unable to protect these proprietary rights. See the risk factor titled “If we are unable to obtain, protect, and maintain our proprietary rights in intellectual property, we may not be able to compete effectively or operate profitably” on page 13 of this annual report.

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

In the United States, the FDA regulates drugs under the Food Drug and Cosmetic Act, or FDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice or GLP regulations and other regulations;
•	submission to the FDA of an IND application which must become effective before clinical trials may begin;
•	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission of a Biological License Application or BLA to the FDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with cGMP, regulations and other applicable regulations; and
•	the FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors in Item 1A of this Annual Report.

Preclinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of preclinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice or GCP requirements and regulations for informed consent.

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

Item 1A. Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects, as well as adversely affect the value of an investment in our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Risks Related to Our Business

We have a history of significant losses, and we may never achieve or sustain profitability.

We are focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2008, our cumulative net loss was $37,354,305. Our net loss was $10,490,758 for the fiscal year ended May 31, 2008. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

If we cannot raise additional capital on acceptable terms, we will be unable to complete planned clinical trials, obtain regulatory approvals, commercialize our product candidate and sustain our operations.

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•	the progress of pre-clinical development and laboratory testing and clinical trials;
•	time and costs involved in obtaining regulatory approvals;
•	the number of indications we pursue;
•	costs in filing and prosecuting patent applications and enforcing or defending patent claims; and
•	the establishment of selected strategic alliances and activities required for product commercialization.

As of May 31, 2008, we had cash and cash equivalents of $8,442,809 and net working capital of $7,542,741 compared to cash and cash equivalents of $17,546,154 and working capital of $16,848,431 as of May 31, 2007. We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the near future, we will not be able to meet our financial obligations. As a result, our independent registered accountants, Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern.

We are considering all strategic options and also options for generating additional cash to fund our continuing business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. We cannot, however, be certain that additional financing will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue as a going concern, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures.

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

Clinical trials are expensive, time consuming and difficult to design and implement. If clinical trials for PRTX-100 don’t provide positive results, we may be required to abandon or repeat such clinical trials.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. We estimate that clinical trials for PRTX-100 will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we can encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA and/or foreign regulatory agencies may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA and/or foreign regulatory agencies find deficiencies in our IND and/or country specific regulatory submissions or in the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

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

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA and foreign country standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. We therefore cannot assure you that the results from our clinical trials will be successful or that the results from our pre-clinical trials for PRTX-100 or any other drug we develop will be predictive of results obtained in future clinical trials.

Further, data obtained from pre-clinical and clinical trial activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our clinical trials will establish the safety and efficacy of PRTX-100 or any other drug we develop sufficiently for us to obtain regulatory approval.

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

Competitors and other third-parties may initiate patent litigation against us in the United States or in foreign countries based on existing patents or patents that may be granted in the future. These lawsuits can be expensive and would consume time and other resources even if unsuccessful or brought without merit. Our competitors may have sought or may seek patents that cover aspects of our technology. We are aware that a third-party has a pending patent application for technologies generally related to ours, and more patents for similar technologies may be filed in the future. In the U.S., patent applications may remain confidential after filing or published 18 months after filing.

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

To date, PRTX-100 has been manufactured in enough quantities to conduct our proposed clinical trials. If this product were approved by the FDA or foreign regulatory agencies for commercial sale, we would need to manufacture it in larger quantities. We have no manufacturing facilities at this time, and we have no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing equipment. Thus, we would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow us to commercialize it. If we are unable to increase the manufacturing capacity for PRTX-100, or any other product we may develop, we may experience delays in or shortages in supply when launching them commercially.

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

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. PRTX-100, should we obtain regulatory approval, will have to compete with existing therapies. In addition, a significant number of companies are pursuing the development of products that target the same indications that we are targeting. We face competition from both domestic and international companies. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, long drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other strategic collaborations.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of the introduction of new products by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	rumors relating to us or our competitors;
•	litigation or public concern about the safety of our potential products;
•	our quarterly operating results;
•	deviations in our operating results from the estimates of securities analysts;
•	FDA or international regulatory actions; and
•	depth and liquidity of the market for our common stock.

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal year ended May 31, 2008, our stock price ranged from a high of $1.85 to a low of $0.68 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

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

Item 2. Properties

We originally entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was to expire on February 28, 2007. On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008. In the fiscal third quarter of 2006, we invested $62,907 in leasehold improvements, which was amortized through January 2008. On April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2009 with an option for an additional one year.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings and we are not aware of threatened material legal proceedings to which any person, officer, affiliate of the Company or any owner of more than 5% of the Company’s stock is an adverse party to or has a material interest adverse to, the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.  Our common stock is traded on Over the Counter — Bulletin Board (OTCBB) under the symbol “PRTX”. The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported on the OTCBB during each quarter of the two most recent fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$4.15	$2.01
Second Quarter	2.96	1.52
Third Quarter	2.75	1.75
Fourth Quarter	2.05	1.24
2008
First Quarter	$1.85	$1.20
Second Quarter	1.50	1.05
Third Quarter	1.50	1.01
Fourth Quarter	1.18	0.68

(b) Holders.  As of May 31, 2008, there were approximately 410 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends.  We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,181,163	$2.33	2,314,837
Equity compensation plans not approved by security holders	2,161,255	$1.49	—
Total	4,342,418	$1.91	2,314,837

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2008 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

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

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA. We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced with the Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated. There were no deaths or serious adverse events. The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial. In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report, Chemistry, Manufacturing and Control or CMC update, and a protocol for the Phase I study conducted in July 2007.

RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement. In July 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II study. The trial extended the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and final results indicated that the drug was safe and well tolerated. A Phase Ib randomized, double-blind, placebo-controlled, multiple dose, dose escalation safety and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in Russia, South Africa and Australia is scheduled to commence enrollment in the first quarter of calendar 2009.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial has begun enrolling patients in the second calendar quarter of 2008 and is expected to continue through calendar 2008.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002 and in May 2007 the PTO issued patent #7,211,258 titled “Protein A Compositions and Methods of Use.” Additionally, patent applications relating to the manufacturing process of PRTX-100 and new compounds are currently in process.

Staffing plans for fiscal 2009 include hiring additional clinical and laboratory support personnel. Continued growth in staffing is anticipated in our business plan, and specialized staffing requirements in the areas of scientific and FDA regulatory affairs will call for competitive compensation plans to attract and retain qualified personnel.

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

Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets, which primarily consist of net operating loss carry-forwards. We have recorded a full valuation allowance of $15,802,000 as of May 31, 2008, due to uncertainties related to our ability to utilize such net operating loss carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable, if at all.

We account for our stock option grants under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of share-based compensation in the statements of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS 123R, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock option grants under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”) and made pro forma footnote disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net income and pro forma net income per share for 2006 is disclosed in the footnotes to our financial statements were estimated using a Black-Scholes option valuation model.

Results of Operations

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended May 31, 2007

Research and Development Expenses — Research and Development expenses increased from $5,562,485 in 2007 to $7,657,127 in 2008. The increase of $2,094,642, or 38%, was primarily the result of conducting and planning clinical trials including regulatory consulting along with product manufacturing, formulation and qualification related costs. On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer, under the terms of his employment agreement, which resulted in an expense related to severance of approximately $290,000. Also, included in Research & Development expenses in 2008 was $334,228 compared to $395,625 in 2007 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses — Administrative expenses decreased from $3,360,252 in 2007 to $2,759,463 in 2008. The decrease of $600,789, or 18%, was primarily due to stock option compensation expense. Included in Administrative expenses in 2008 was $676,797 for stock option compensation expense compared to $1,431,255 in 2007.

Professional Fees — Professional fees increased from $544,903 in 2007 to $619,314 in 2008. The increase of $74,411, or 14%, was due to an increase in business development activities pertaining to potential strategic partnerships as compared to the same period last year.

Interest Income — Interest income decreased from $1,020,820 in 2007 to $549,292 in 2008. The decrease of $471,528, or 46% was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same period last year.

Fiscal Year Ended May 31, 2007 Compared to Fiscal Year Ended May 31, 2006

Research and Development Expenses — Research and Development expenses increased from $3,840,400 in 2006 to $5,562,485 in 2007. The increase of $1,722,085, or 45%, was primarily the result of increased clinical personnel, preparation for clinical trials including regulatory consulting along with product manufacturing, formulation and qualification related costs. On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer, under the terms of his employment agreement, which resulted in an expense related to severance of approximately $290,000. Also, included in Research & Development expenses was $395,625 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses — Administrative expenses increased from $2,175,223 in 2006 to $3,360,252 in 2007. The increase of $1,185,029, or 54%, was primarily due to stock option compensation expense. Included in Administrative expenses was $1,431,225 for stock option compensation expense subsequent to the adoption of SFAS No. 123R, compared to $529,679 in 2006.

Professional Fees — Professional fees increased from $435,289 in 2006 to $544,903 in 2007. The increase of $109,614, or 25%, was due to an increase in our investor relations program and our Sarbanes-Oxley project.

Interest Income — Interest income increased from $351,649 in 2006 to $1,020,820 in 2007. The increase of $669,171, or 190%, was attributed to the net proceeds of the July 2006 private placement of $14.2 million being placed in an asset management account.

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

On May 25, 2005, we raised $5,057,885 through the sale of 2,593,788 shares of our common stock at $1.95 per share, with warrants to purchase an additional 920,121 shares of our common stock, at an exercise price of $2.25 per share. The warrants expire on May 25, 2010. As part of this transaction, the exercise price for the warrants from the September 2003 transaction were lowered from $2.40 per share to $2.25 per share. Net of transaction costs of $206,717, our proceeds were $4,851,168.

On December 30, 2005, we raised $5,839,059 through the sale of 2,595,132 shares of our common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of our common stock, at an exercise price of $2.99 per share. We also issued warrants to purchase 227,074 shares of our common stock, at an exercise price of $2.99 per share, to the placement agent. All the warrants expire on December 30, 2010. Net of transaction costs of approximately $328,118, our proceeds were $5,510,941.

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $14,217,660, net of transaction costs of $959,874, through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. We also issued warrants to purchase 531,214 shares of our common stock, at an exercise price of $3.85 per share, to the placement agent. All the warrants expire on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 133,500 warrants and 6,000 options which resulted in $315,574 in cash proceeds.

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. If all warrants are exercised in cash, our proceeds would be approximately $18.9 million.

The following is a summary of selected cash flow information for the fiscal years ended May 31, 2008, 2007 and 2006:

	Year Ended May 31, 2008	Year Ended May 31, 2007	Year Ended May 31, 2006
Net loss	$(10,490,758)	$(8,451,942)	$(6,104,402)
Adjustments for non-cash operating items	1,188,064	1,996,715	609,097
Net cash operating loss	$(9,302,694)	$(6,455,227)	$(5,495,305)
Net change in assets and liabilities	199,349	(120,785)	(151,250)
Net cash used in operating activities	$(9,103,345)	$(6,576,012)	$(5,646,555)
Net cash used in investing activities	$—	$(403,674)	$(91,726)
Net cash provided by financing activities	$—	$14,533,295	$6,277,459

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2008, 2007 and 2006 have resulted primarily from research and development expenditures for PRTX-100 and administrative operations. We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2009 and beyond due to continuing research and development activities.

Net Cash Used in Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the fiscal years ended May 31, 2007 and 2006 relates primarily to the acquisition of capital equipment for laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the fiscal years ended May 31, 2007 and 2006 resulted primarily from the sale of shares of common stock and the exercise of warrants and stock options.

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

We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $8,442,809 as of May 31, 2008 will be sufficient to fund operations into the first calendar quarter of 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives. We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities. In order to raise additional capital, we expect to seek financing through the private or public sales of our securities, which may include common stock, debt and/or warrants to purchase common stock. In addition, we are actively pursuing other possible sources of financing, such as a strategic partnership.

Off Balance Sheet Arrangements and Contractual Obligations

We have entered into the following contractual obligations:

•	Employee Agreements — Officers. To attract and retain qualified management personnel, we have entered into employment agreements with two executive officers: Steven H. Kane, president and chief executive officer and Marc L. Rose, CPA, vice president of finance, chief financial officer, treasurer and corporate secretary.
•	Directors Agreements. To attract and retain qualified candidates to serve on the board of directors, we have entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, Eugene A. Bauer, MD and Peter G. Tombros, under which Messrs. Raab, Holstrom, Dr. Bauer and Mr. Tombros receive aggregate annual cash payments aggregating $150,000, $20,000, $20,000 and $20,000, respectively, as directors’ fees.
•	Operating Lease — Office Space. We have entered into a three-year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007. On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008 and on April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2009.
•	Operating Lease — Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on our financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any of FSP FAS 142-3 upon adoption on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact if any of SFAS 141R upon adoption on our financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact if any of SFAS 160R upon adoption on our financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning June 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-02 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-02”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. For our private placement transactions in September 2003, May 2005, December 2005 and July 2006, the Company granted registration rights which included payment arrangements of liquidated damages under certain circumstances, as noted in each respective registration rights agreement, including in the event an effective registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts or all commercially reasonable efforts to maintain effective registration statements. The Company completed its evaluation, and believes that an obligation to transfer consideration under its registration payment arrangement for all registrations since inception is not probable. Accordingly, we adopted FSP EITF 00-19-02 as of June 1, 2007 and as of the adoption date, it did not have any impact on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial statements.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 must be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 is to be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We adopted FIN 48 in fiscal 2008 and it did not have any impact on our results of operations and financial position.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of May 31, 2008, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2008 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current directors and executive officers are as follows:

Name	Age	Position and Offices Held with the Company
G. Kirk Raab+ #	72	Chairman of the Board
Steven H. Kane+	55	President, Chief Executive Officer and Director
Marc L. Rose, CPA	43	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Eugene A. Bauer, M.D.#	66	Director
Frank M. Dougherty+ #	60	Director
Carleton A. Holstrom*	72	Director
Dinesh Patel, Ph.D.*	57	Director
Thomas P. Stagnaro*	65	Director
Peter G. Tombros#	66	Director

*	Member of the Audit Committee
#	Member of Compensation Committee
+	Member of the Nominating and Corporate Governance Committee

G. Kirk Raab has served as Chairman of the Company’s Board of Directors since August 2003. Mr. Raab currently sits on the Boards and serves as Chairman of Transcept Pharmaceuticals, Inc., Follica, Inc., Velos Medical Informatics, Inc., and BiPar Sciences, Inc. Mr. Raab also serves on the board of The National Foundation for Science and Technology Medals. From February 1990 to July 1995, Mr. Raab served as the President and Chief Executive Officer of Genentech. He originally joined Genentech in February 1985, as President and Chief Operating Officer. Prior to joining Genentech, Mr. Raab worked for Abbott Laboratories for 10 years, most recently as President, Chief Operating Officer and a director. Mr. Raab served as the first Chairman of the Biotechnology Industry Organization and the California Health Care Institute. Mr. Raab graduated from Colgate University in 1959, and is a Trustee Emeritus. He is a former trustee of the San Francisco Ballet, the San Francisco Symphony, UCSF Foundation and Golden Gate Planned Parenthood.

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

Eugene A. Bauer, M.D. has served on the Company’s Board of Directors since February 2005. Dr, Bauer is Chief Executive Officer and board member of Neosil Incorporated, a privately held biotechnology company. From 2002 to 2004 Dr. Bauer was a Senior Client Partner with Korn/ Ferry International. Dr. Bauer served as Vice President for the Stanford University Medical Center from 1997 to 2001, and as Dean of the Stanford University School of Medicine from 1995 through 2001. Dr. Bauer was a founder of Connetics and served as an Emeritus Director of Connetics Corp until its sale to Stiefel Laboratories in 2006. Since 1988 he has been Professor, Department of Dermatology, Stanford University School of Medicine, and was Chief of the Dermatology Service at Stanford University Hospital from 1988 to 1995. From 1982 to 1988, he was a professor at Washington University School of Medicine. Dr. Bauer has served as Chairman of two National Institutes of Health study sections of the National Institute of Arthritis and Musculoskeletal and Skin Diseases and has served on a board of scientific counselors for the National Cancer Institute. Dr. Bauer also serves as a director of Peplin, Inc., an Australian public corporation and is a director of Medgenics, Inc., a development stage biotechnology company listed on the LSE/AIM. Dr. Bauer is a director of two privately held companies, Arbor Vita Corporation and Medisyne Bioscience, Inc. and he is a director of the American Dermatological Association, a non-profit professional society. Dr. Bauer holds B.S. and M.D. degrees from Northwestern University.

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

Carleton A. Holstrom has served on the Company’s Board of Directors since October 2004. From 1977 through 1987, Mr. Holstrom was the Chief Financial Officer of Bear, Stearns & Co. and its successor, The Bear Stearns Companies, Inc., and from 1987 until 2008 was the Managing Director Emeritus. From 1996 to 1997, Mr. Holstrom was the Chief Financial Officer of Scientific Learning Corporation. From 1983 to the present, Mr. Holstrom has served on the Board of Directors of Custodial Trust Company of Princeton, New Jersey, and from 1995 to the present with Scientific Learning Corporation of Oakland, California. From 1989 through 1995, Mr. Holstrom served on the Board of Governors of Rutgers University and was the Chair of the Board of Governors from 1994 through 1995. From 1983 through 1995, Mr. Holstrom served on the Board of Trustees of Rutgers University and was the Chair of that Board from 1998 through 1999. From 1995 through the present date, he has been an Emeritus Member of the Rutgers University Board of Trustees. From 1977 through 2000, Mr. Holstrom served on the Rutgers University Foundation Board of Overseers. He was the Chair of the Board of Overseers from 1979 through 1981. From 2000 to the present, he has served on the Rutgers University Foundation Board of Overseers in an emeritus capacity. From 1994 through 2005, Mr. Holstrom has served on the University of Wisconsin at Madison College of Letters and Sciences Board of Overseers. From 1989 through the present, he served on the University of Wisconsin Foundation Board of Directors and was the Vice Chair of that Foundation from 2000 through 2003.

Dinesh Patel, Ph.D. has served on the Company’s Board of Director since September 2003. He is a Managing Director and Founding Partner of vSpring Capital, an early stage venture capital fund with $360 million under management. From 1999 to 2004 Dr. Patel was also the Founder, Chairman, President & CEO of Ashni Naturaceuticals, Inc. a company that specializes in the research, development and marketing of clinically tested and patent-protected naturaceutical products. In 1999, Dr. Patel co-founded and was the Chairman of Salus Therapeutics, Inc., a biotechnology company focused on the research and development of nucleic acid-based therapeutics, including antisense and gene therapy drugs. In August 2003 publicly traded Genta, Inc acquired Salus for $30 million. From 1985 through 1999, Dr. Patel served as Co-founder, Chairman of the Board of Directors, President & CEO, of Thera Tech, Inc., a Salt Lake City, Utah based company, that has been a pioneer in the development and manufacture of innovative drug delivery products. Under Dr. Patel’s guidance, TheraTech established strategic alliances with major pharmaceutical companies including Eli Lilly, Pfizer, Proctor & Gamble, Roche, and SmithKline Beecham. TheraTech went public in 1992 and became profitable in 1997. In January 1999, TheraTech was acquired for approximately $350 million by Watson Pharmaceuticals, a California based company. Dr. Patel has been the recipient of numerous awards, including US Small Business Administration’s Business Achiever Award, and Scientific and Technology Award (State of Utah) and Entrepreneur of the Year Award (Mountain West Venture Group). Dr. Patel got his undergraduate degree from India and his doctorate degree from University of Michigan. Dr. Patel is active in the Indian and local community serving on several boards and as an active donor for various charitable causes.

Thomas P. Stagnaro has served on the Company’s Board of Directors since July 2002. He is President & Chief Executive Officer of Americas Biotech Distributor (ABD), which he founded in June 2004. Previously, Mr. Stagnaro was President and Chief Executive Officer of Agile Therapeutics, a private company focused on developing women's healthcare products from September 2000 to August 2004. He also served as a director on the board of Life Science Research Organization and the National Science Foundation — Singapore. Mr. Stagnaro formerly was President and Chief Executive Officer of 3-Dimensional Pharmaceuticals and Univax Biologics. He began his career with Searle Laboratories and held increasingly important positions during his 30 years in the pharmaceutical industry. Mr. Stagnaro has raised over $200 million for three development stage companies and took Univax Biologics public in 1972. He holds three patents and has published numerous articles.

Peter G. Tombros has served on the Company’s Board of Directors since November 2005. Mr. Tombros has served as the Chairman of the Board of Alpharma, Inc. since March 2006. He has been a director of Alpharma since 1997. Commencing in 2005, Mr. Tombros has been the Professor and Executive in Residence in the Eberly College of Science BS/MBA Program at Pennsylvania State University. From 2001 to 2005, Mr. Tombros served as Chief Executive Officer of VivoQuest, Inc., a private biopharmaceutical company. He was President, Chief Executive Officer and Director of Enzon, Inc., a developer and marketer of bio-pharmaceutical products, from April 1994 to June 2001. Mr. Tombros served in a variety of senior management positions at Pfizer, Inc., the pharmaceutical company, for 25 years, including Vice President of Marketing, Senior Vice President and General Manager of Roerig Pharmaceuticals Division, Executive Vice President of Pfizer Pharmaceuticals Division, Director, Pfizer Pharmaceuticals Division. Mr. Tombros also serves as non-executive chairman of both NPS Pharmaceuticals and PharmaNet Development Corporation, and Director of Cambrex Corporation.

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

Audit Committee

The members of the Audit Committee are Messrs. Holstrom, Stagnaro and Dr. Patel. As of May 31, 2008, the chair of the Audit Committee was Mr. Holstrom. The Company believes Mr. Holstrom is qualified as an audit committee financial expert within the meaning of Securities and Exchange Commission regulations. In addition, the Board has determined, in accordance with the listing standards of the NASDAQ Capital Market that Mr. Holstrom meets the standards of financial sophistication set forth therein and that each other member of the audit committee is able to read and understand fundamental financial statements.

The Audit Committee meets with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee also meets with the independent auditors and with our own appropriate financial personnel and internal auditors regarding these matters. The independent auditors meet privately with the Audit Committee and have unrestricted access to this committee. The Audit Committee recommends to our Board the appointment of the independent auditors. The Audit Committee is also responsible for the pre-approval of any non-audit services provided to the Company by the independent auditors, as described in more detail in the Audit Committee Charter. The Audit Committee held four meetings during the fiscal year ended May 31, 2008. The charter of the Audit Committee is available on the Investor Information section of the Company’s website (www.protalex.com).

Nominating and Corporate Governance Committee

The Corporate Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance evaluation. The Nominating and Corporate Goverence Committee met three times during fiscal 2008. The charter of the Corporate Governance and Nominating Committee is available on the Investor Information section of the Company’s website (www.protalex.com).

The members of the Nominating and Corporate Governance Committee are Messrs. Raab, Kane and Dougherty. Mr. Kane is not considered independent because he is the Company’s President and Chief Executive Officer. As of May 31, 2008, the chair of the Nominating and Corporate Governance Committee was Mr. Dougherty. The functions of this committee include recommending to our full Board nominees for election as Directors. Prior to the establishment of the Nominating and Corporate Governance Committee, its functions were performed by the entire Board.

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

Compensation Committee

The Compensation Committee annually reviews the performance and total compensation package for the Company’s executive officers, including the Chief Executive Officer; considers the modification of existing compensation and employee benefit programs, and the adoption of new plans; administers the terms and provisions of the Company’s equity compensation plans; and reviews the compensation and benefits of non-employee directors. The Compensation Committee met three times during fiscal 2008. The charter of the Compensation Committee is available on the Investor Information section of the Company’s website (www.protalex.com).

The members of the Compensation Committee are Messrs. Raab, Dougherty, Tombros and Dr. Bauer. As of May 31, 2008, the chair of the Compensation Committee was Mr. Raab. None of our executive officers serves as a member of the Board of Directors or compensation committee of an entity that has an executive officer serving as a member of our Board or our Compensation Committee.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended May 31, 2008:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Steven H. Kane, President and Chief Executive Officer	2008	400,000	75,000	—	—	—	—	—	475,000
	2007	400,000	50,000	—	241,138	—	—	—	691,138

Marc L. Rose, CPA, Vice President and Chief Financial Officer	2008	230,000	40,000	—	37,644	—	—	—	307,644
	2007	200,000	37,500	—	207,130	—	—	—	444,630

(1)	On August, 9, 2007, the Compensation Committee approved an increase of Mr. Rose’s annual salary from $200,000 to $230,000. The increase was effective retroactively on June 1, 2007. In January 2007 and 2008, the Compensation Committee did not authorize salary increases for Mr. Kane for calendar years 2007 or 2008, respectively. In January 2008, the Compensation Committee did not authorize salary increase for Mr. Rose for calendar year 2008.
(2)	In January 2008, the Compensation Committee granted the following option awards: Mr. Rose 40,000. In January 2007, the Compensation Committee granted the following option awards: Mr. Kane 100,000 and Mr. Rose 50,000. In October 2006, the Compensation Committee granted the following option awards: Mr. Kane 25,000 and Mr. Rose 50,000.
(3)	Amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment.” See Note 2. of the financial statements of the Company’s Annual Report for the year ended May 31, 2008 regarding assumptions underlying valuation of equity awards.

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

Effective as of November 15, 2004, we entered into a letter agreement with Marc L. Rose, which provides for a grant of options to acquire 100,000 shares of our common stock. These options are subject to the Company’s 2003 Stock Option Plan, as amended, vest over four years at a rate of 1/48 per month starting on May 15, 2005, retroactive to November 15, 2004 and have a 10-year term. The letter agreement also provides for an award of 15,000 restricted shares of our common stock. Mr. Rose is eligible to participate in our annual executive bonus plan, as well as in any life, health, accident, disability, or hospitalization insurance plans, pension plans, or retirement plans as our board of directors makes available to our executives as a group. Effective June 1, 2007, Mr. Rose is paid at a rate of $19,167 per month. The agreement also provides for payment to Mr. Rose of up to 12 payments equal to his monthly base salary in the event Mr. Rose is terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven H. Kane, President and Chief Executive Officer	863,242	—		—	$1.50	12/16/2012	—	—	—	—
	100,000	—		—	1.50	8/13/2013	—	—	—	—
	75,000	—		—	2.13	1/22/2014	—	—	—	—
	175,000	25,002	(1)	—	2.55	1/13/2015	—	—	—	—
	25,000	—		—	2.65	10/25/2015	—	—	—	—
	25,000	—		—	2.87	10/24/2016	—	—	—	—
	100,000	66,668	(2)	—	2.30	1/18/2017	—	—	—	—
Marc L. Rose, CPA, Vice President and Chief Financial Officer	100,000	12,501	(3)	—	2.55	1/13/2015	—	—	—	—
	13,571	3,959	(4)	—	2.80	7/29/2015	—	—	—	—
	30,000	12,501	(5)	—	2.85	1/11/2016	—	—	—	—
	50,000	30,209	(6)	—	2.87	10/24/2016	—	—	—	—
	50,000	33,334	(7)	—	2.30	1/18/2017	—	—	—	—
	40,000	36,667	(8)	—	1.30	1/17/2018	—	—	—	—

(1)	These stock options, granted on January 13, 2005, vest over four years at the rate of 1/48th per month.
(2)	These stock options, granted on January 18, 2007, vest over four years at the rate of 1/48th per month.
(3)	These stock options, granted on January 13, 2005, vest over four years at the rate of 1/48th per month.
(4)	These stock options, granted on July 29, 2005 vest over four years at the rate of 1/48th per month.
(5)	These stock options, granted on January 11, 2006, vest over four years at the rate of 1/48th per month.
(6)	These stock options, granted on October 24, 2006, vest over four years at the rate of 1/48th per month.
(7)	These stock options, granted on January 18, 2007, vest over four years at the rate of 1/48th per month.
(8)	These stock options, granted on January 17, 2008, vest over four years at the rate of 1/48th per month.

Compensation of Directors

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended May 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
G. Kirk Raab(2)	150,000	—	25,698	—	—	—	175,698
Eugene A. Bauer, M.D.(3)	20,000	—	25,698	—	—	—	45,698
Frank M. Dougherty(4)	—	—	25,698	—	—	—	25,698
Carleton A. Holstrom(5)	20,000	—	25,698	—	—	—	45,698
Dinesh Patel, Ph.D.	—	—	—	—	—	—	—
Thomas P. Stagnaro(6)	—	—	25,698	—	—	—	25,698
Peter G. Tombros(7)	20,000	—	25,698	—	—	—	45,698

(1)	These stock options, granted on October 23, 2007 vested immediately on the date of grant and are determined in accordance with FAS 123R.
(2)	As of May 31, 2008, Mr. Raab has 714,333 stock options outstanding and 714,333 are vested and exercisable.
(3)	As of May 31, 2008, Dr. Bauer has 175,000 stock options outstanding and 175,000 are vested and exercisable.
(4)	As of May 31, 2008, Mr. Dougherty has 140,000 stock options outstanding and 140,000 are vested and exercisable
(5)	As of May 31, 2008, Mr. Holstrom has 175,000 stock options outstanding and 175,000 are vested and exercisable.
(6)	As of May 31, 2008, Mr. Stagnaro has 336,000 stock options outstanding and 336,000 are vested and exercisable.
(7)	As of May 31, 2008, Mr. Tombros has 150,000 stock options outstanding and 150,000 are vested and exercisable.

Directors received stock-based compensation for their services as directors during the fiscal year ended May 31, 2008. The Company issued 150,000 stock options to non-employee directors during such fiscal year, at an exercise price of $1.30 and aggregate expense in accordance with SFAS 123R of $154,185. Directors do not receive separate meeting fees, but are reimbursed for out-of-pocket expenses. We do not provide a retirement plan for our non-employee directors.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the fiscal year ended May 31, 2008, the Company incurred $150,000 for this director’s fee. The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each of them $1,667 per month on a quarterly basis payable in arrears as a director fee. For the fiscal year ended May 31, 2008, the Company incurred $60,000 for these directors’ fees.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Raab, Dougherty, Tombros and Dr. Bauer. As of May 31, 2008, the chair of the Compensation Committee was Mr. Raab. The functions of this committee include administering management incentive compensation plans, establishing the compensation of officers and reviewing the compensation of Directors. None of the Compensation Committee members has ever served as an executive officer of the Company. No executive officers of the Company served as a director or a member of the Compensation Committee of another entity, one of whose executive officers either served on our Board of Directors or on its Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth in the following table is the beneficial ownership of common stock as of August 25, 2008 for our directors, the named executive officers listed in the Summary Compensation Table, our directors and executive officers as a group and each person or entity known by us to beneficially own more than five percent of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of August 25, 2008, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 28,600,464 shares of common stock outstanding as of August 25, 2008, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 145 Union Square Drive, New Hope, PA 18938.

	Shares Beneficially Owned
Name and Title	Number		Percent
G. Kirk Raab, Chairman of the Board and Director	893,097	(1)	3.0%
Steven H. Kane, President and Director	1,503,330	(2)	5.0%
Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	204,776	(3)	*
Eugene A. Bauer, M.D., Director	212,500	(4)	*
Frank M. Dougherty, Director	538,081	(5)	1.9%
Carleton A. Holstrom, Director	232,500	(6)	*
Thomas P. Stagnaro, Director	384,375	(7)	1.3%
Peter G. Tombros, Director	237,500	(8)	*
Dinesh Patel, Ph.D., Director	4,433,002	(9)	14.9%
vSpring SBIC, L.P. Attn: Dinesh Patel 2795 E. Cottonwood Pkwy, Suite 360 Salt Lake City, UT 84121	4,433,002	(10)	14.9%
John E. Doherty, Former Director	2,961,549	(11)	10.3%
LB I Group 399 Park Avenue 9th Floor New York, NY 10022	1,600,000	(12)	5.6%
All officers and directors as a group (9 persons)	8,639,161	(13)	26.0%

*	Indicates less than 1%.
(1)	Includes options to purchase 893,097 shares of our common stock exercisable within 60 days of August 25, 2008.
(2)	Includes options to purchase 1,279,909 shares of our common stock and warrants to purchase 7,778 shares of our common stock exercisable within 60 days of August 25, 2008.
(3)	Includes options to purchase 189,776 shares of our common stock exercisable within 60 days of August 25, 2008.
(4)	Includes options to purchase 212,500 shares of our common stock exercisable within 60 days of August 25, 2008.
(5)	Includes options to purchase 177,500 shares of our common stock and warrants to purchase 3,778 shares of our common stock exercisable within 60 days of August 25, 2008.
(6)	Includes options to purchase 212,500 shares of our common stock exercisable within 60 days of August 25, 2008.
(7)	Includes options to purchase 3380,375 shares of our common stock exercisable within 60 days of August 25, 2008.
(8)	Includes options to purchase 187,500 shares of our common stock and warrants to purchase 10,000 shares of our common stock exercisable within 60 days of August 25, 2008.
(9)	Includes warrants to purchase 1,097,255 shares of our common stock exercisable within 60 days of August 25, 2008.
(10)	Includes warrants to purchase 1,097,255 shares of our common stock exercisable within 60 days of August 25, 2008.
(11)	Includes options to purchase 10,000 shares of our common stock and warrants to purchase 27,778 shares of our common stock exercisable within 60 days of August 25, 2008.

(12)	Excludes 400,000 shares of common stock issuable upon exercise of warrants, because the terms of the warrant contain a limitation on acquiring shares of common stock if the exercise would result in the holder beneficially owning more than 4.99% of the outstanding common stock.
(13)	Includes options to purchase 3,533,157 shares of our common stock and warrants to purchase 1,118,811 shares of our common stock exercisable within 60 days of August 25, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended May 31, 2008, May 31, 2007 and May 31, 2006, the Company incurred $48,633, $81,352 and $68,607 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

Currently the Company does not have written policies and procedures for the review, approval or ratification of related person transactions. However, given the Company’s small size, senior management and the audit committee is able to review all transactions consistent with applicable securities rules governing Company transactions and proposed transactions exceeding $120,000 in which a related person has a direct or indirect material interest. Currently the Board of Directors reviews related person transactions and has approval authority with respect to whether a related person transaction is within the Company's best interest.

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

Item 14. Principal Accounting Fees and Services

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

2. Financial Statement Schedules

None

(b) Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-QSB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.17	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2008

PROTALEX, INC.

By:	/s/ Steven H. Kane
Name:	Steven H. Kane
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Kirk Raab G. Kirk Raab	Chairman of the Board and Director	August 29, 2008
/s/ Steven H. Kane Steven H. Kane	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2008
/s/ Marc L. Rose, CPA Marc L. Rose	Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)	August 29, 2008
/s/ Eugene A. Bauer, MD Eugene A. Bauer	Director	August 29, 2008
/s/ Frank M. Dougherty Frank M. Dougherty	Director	August 29, 2008
/s/ Carleton A. Holstrom Carleton A. Holstrom	Director	August 29, 2008
/s/ Dinesh Patel, PhD Dinesh Patel	Director	August 29, 2008
/s/ Thomas P. Stagnaro Thomas P. Stagnaro	Director	August 29, 2008
/s/ Peter G. Tombros Peter G. Tombros	Director	August 29, 2008

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Protalex, Inc.

We have audited the accompanying balance sheets of Protalex, Inc. (a Delaware corporation in the development stage) (the Company) as of May 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2008, 2007, and 2006 and for the cumulative period from inception through May 31, 2008, as it relates to the fiscal years ended May 31, 2008, 2007, and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ended May 31, 2008, 2007, and 2006, and for the cumulative period from inception through May 31, 2008, as it relates to the fiscal years ended May 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions, in 2007, and Financial Accounting Standards Board Statement No. 123(R), Share Based Payments, in 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the financial statements, the Company is in the development stage and has not commenced operations and thus since inception has incurred an accumulated deficit of $37,354,305 through May 31, 2008. Its ability to continue as going concern is dependent upon developing products that are regulatory approved and market accepted. To achieve this successfully, additional sources of capital are needed to fund operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania

August 25, 2008

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	May 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$8,442,809	$17,546,154
Prepaid expenses	429,207	271,051
Total current assets	8,872,016	17,817,205
Property & Equipment:
Lab equipment	692,761	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967
	1,019,416	1,019,416
Less accumulated depreciation	(823,649)	(647,630)
	195,767	371,786
Other Assets:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $8,733 and $7,713 as of May 31, 2008 and May 31, 2007, respectively	11,567	12,587
Total other assets	19,557	20,577
	$9,097,340	$18,209,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,277,555	$923,113
Payroll and related liabilities	35,262	20,661
Accrued expenses	15,000	25,000
Deferred rent	1,458	—
Total current liabilities	1,329,275	968,774
Other Liabilities	—	2,996
Total liabilities	1,329,275	971,770
Stockholders' Equity
Common stock, par value $0.00001, 100,000,000 shares authorized 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	45,112,084	44,101,059
Deficit accumulated during the development stage	(37,354,305)	(26,863,547)
Total stockholders’ equity	7,758,065	17,237,798
	$9,097,340	$18,209,568

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2008, 2007 and 2006, and
From Inception (September 17, 1999) through May 31, 2008

	Year Ended May 31, 2008	Year Ended May 31, 2007	Year Ended May 31, 2006	From Inception Through May 31, 2008
Revenues	$—	$—	$—	$—
Operating Expenses:
Research and development	(7,657,127)	(5,562,485)	(3,840,400)	(24,262,828)
Administrative	(2,759,463)	(3,360,252)	(2,175,223)	(12,109,378)
Professional fees	(619,314)	(544,903)	(435,289)	(2,879,464)
Depreciation and amortization	(4,146)	(5,122)	(4,296)	(159,670)
Operating Loss	(11,040,050)	(9,472,762)	(6,455,208)	(39,411,340)
Other income (expense)
Interest income	549,292	1,020,820	351,649	2,138,227
Interest expense	—	—	(843)	(70,612)
Loss on disposal of equipment	—	—	—	(10,580)
Net Loss	$(10,490,758)	$(8,451,942)	$(6,104,402)	$(37,354,305)
Weighted average number of common shares outstanding	28,600,464	28,083,103	20,559,291	17,221,241
Loss per common share – basic and diluted	$(.37)	$(.30)	$(.30)	$(2.17)

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception (September 17, 1999) through May 31, 2008

					Deficit Accumulated During the Development Stage
	Common Stock		Additional Paid in Capital	Common Stock – Contra		Total
	Shares	Amount
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell aquisition over net assets acquired to be accounted for as Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 – February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 – 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY –  (continued)
From Inception (September 17, 1999) through May 31, 2007

					Deficit Accumulated During the Development Stage
	Common Stock		Additional Paid in Capital	Common Stock – Contra		Total
	Shares	Amount
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 – May 1, 2003 — purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 – May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 – May 31, 2003 — compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 — issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 — repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 — issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 — common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 — reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
From Inception (September 17, 1999) through May 31, 2007

					Deficit Accumulated During the Development Stage
	Common Stock		Additional Paid in Capital	Common Stock – Contra		Total
	Shares	Amount
June 1, 2003 – May 31, 2004 — compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	14,683,854	1,052,008	—	(6,739,474)	8,996,388
November 30, 2004 — adjust March 1, 2004 common stock issued to employee		(20,000)	—	—	—	(20,000)
January 13, 2005 — common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
February 28, 2005 — Reclass Par Value for Reincorporation into DE as of 12/1/04		(14,701,935)	14,701,935	—	—	0
May 25, 2005 — issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 — compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	194	20,913,822	—	(12,307,203)	8,606,813
August 23, 2005 — common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 — common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 — issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 — warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005 – May 31, 2006 — compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	224	27,740,976	—	(18,411,605)	9,329,595

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
From Inception (September 17, 1999) through May 31, 2007

					Deficit Accumulated During the Development Stage
	Common Stock		Additional Paid in Capital	Common Stock – Contra		Total
	Shares	Amount
July 7, 2006 — issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 — warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 — stock options exercised	6,000	—	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 — shared-based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 — shared-based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	$286	$45,112,084	$—	$(37,354,305)	$7,758,065

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2008, 2007 and 2006 and
From Inception (September 17, 1999) through May 31, 2008

	Year Ended May 31, 2008	Year Ended May 31, 2007	Year Ended May 31, 2006	From Inception Through May 31, 2008
Cash Flows from Operating Activities:
Net loss	$(10,490,758)	$(8,451,942)	$(6,104,402)	$(37,354,305)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Loss on disposal of equipment	—	—	—	10,580
Depreciation and amortization	177,039	169,865	79,418	854,903
Share-based compensation	1,011,025	1,826,850	529,679	4,903,400
Non cash expenses	—	—	—	16,644
Increase in:
Prepaid expenses and deposits	(158,156)	(49,864)	(212,306)	(437,197)
Increase (decrease) in:
Accounts payable and accrued expenses	344,442	(23,467)	23,435	1,292,555
Payroll and related liabilities	14,601	(46,754)	38,580	35,262
Other liabilities	(1,538)	(700)	(959)	1,458
Net cash and cash equivalents used in operating activities	(9,103,345)	(6,576,012)	(5,646,555)	(30,676,700)
Cash Flows from Investing Activities:
Acquisition of intellectual technology license – fee portion	—	—	—	(20,000)
Acquisition of equipment	—	(403,674)	(91,726)	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	—	(250,000)
Proceeds from disposal of equipment	—	—	—	6,000
Net cash and cash equivalents used in investing activities	—	(403,674)	(91,726)	(1,169,936)
Cash Flows from Financing Activities:
Proceeds from stock issuance, including options and warrants exercised	—	14,533,295	6,297,505	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(20,046)	(295,411)
Contribution by shareholders	—	—	—	183,569
Principal payment on note payable to individuals	—	—	—	(225,717)
Issuance of note payable to individuals	—	—	—	368,546
Acquisition of common stock	—	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	—	14,533,295	6,277,459	40,289,445
Net (Decrease)/Increase in Cash and Cash Equivalents	(9,103,345)	7,553,609	539,178	8,442,809
Cash and cash equivalents, beginning	17,546,154	9,992,545	9,453,367	—
Cash and cash equivalents, end	$8,442,809	$17,546,154	$9,992,545	$8,442,809
Supplemental Schedule of Cash Flow Information:
Interest paid	$—	$—	$614	$66,770
Taxes paid	$—	$—	$—	$100

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2008, the Company had a total of 10,943,798 potentially dilutive securities comprised of 6,601,380 warrants and 4,342,418 stock options. On July 24, 2008 an additional 1,535,000 stock options were granted to directors, officers and employees of the Company.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $1,011,025 and $1,826,850 for the years ended May 31, 2008 and 2007, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated. Incremental compensation cost for a modification of the terms

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

2. Basis of Accounting and Summary of Significant Accounting Policies  – (continued)

or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2008 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107 and No. 110, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 2,185,163 have been issued and 4,000 were exercised. The Company has issued 2,163,255 stock options as stand alone grants, of which 2,000 were exercised prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

As of May 31, 2008, there were 4,342,418 stock options outstanding. At May 31, 2008, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $898,000 (net of estimated forfeitures) will be recognized over a weighted average

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

2. Basis of Accounting and Summary of Significant Accounting Policies  – (continued)

period of 1.56 years. For the year ended May 31, 2008, the Company granted 457,500 stock options, with a fair value of $475,800 (net of estimated forfeitures), and 78,944 options were forfeited or expired.

The following table illustrates the effect on net loss and earnings per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Year Ended May 31, 2006	From Inception Through May 31, 2006
Net loss, as reported	$(6,104,402)	(18,411,605)
Add: stock-based employee compensation expense included in reported net loss	529,679	1,412,701
Deduct: stock-based employee compensation expense determined under fair-value method for all awards	(1,129,724)	(4,419,373)
Pro forma net loss	$(6,704,447)	(21,418,277)
Loss per common share, as reported – basic and diluted	$(.30)	$(1.32)
Proforma loss per common share – basic and diluted	$(.33)	$(1.54)

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2008	Year Ended May, 31, 2007	Year Ended May, 31, 2006	From Inception Through May 31, 2008
Dividends per year	0	0	0	0
Volatility percentage	94.2% – 94.4%	94.4% – 96.3%	107%	90% – 107%
Risk free interest rate	3.10% – 4.10%	4.67% – 4.87%	3.85% – 4.42%	2.07% – 5.11%
Expected life (years)	6.25 – 10	6.25	4	3 – 10
Weighted Average Fair Value	1.04	2.00	1.98	2.02

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The investment portfolio at May 31, 2008 totaled $8.4 million, and the weighted-average interest rate was approximately 1.99% with maturities of investments ranging up to 60 days. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation (“FDIC”).

Property, Equipment, Intellectual Technology Property, Depreciation and Amortization

Property, equipment and leasehold improvements are carried at cost. Depreciation and amortization has been provided by the Company in order to amortize the cost of property and equipment over their estimated useful lives, which are estimated to be over three to five years. The Company uses the straight-line method for all classes of assets for book purposes and accelerated methods for tax purposes. Depreciation expense was $176,019, $168,845, $78,398, and $824,670 for the years ended May 31, 2008, 2007, 2006 and from inception through May 31, 2008, respectively. Depreciation included in research and development expense totaled $172,893, $163,724, $74,102, and $665,000 for the years ended May 31, 2008, 2007 and 2006 and from inception to May 31, 2008, respectively.

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

2. Basis of Accounting and Summary of Significant Accounting Policies  – (continued)

The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020, $1,020 and $8,733 for the years ended May 31, 2008, 2007, 2006 and from inception through May 31, 2008, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 must be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 is to be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We adopted FIN 48 effective as of June 1, 2007 and it did not have any impact on our results of operations and financial position.

Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2008, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development

Research and development costs are expensed as incurred and also include depreciation as reported above.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, principally cash, approximates their carrying value.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on our financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

2. Basis of Accounting and Summary of Significant Accounting Policies  – (continued)

under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any of FSP FAS 142-3 upon adoption on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact if any of SFAS 141R upon adoption on our financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact if any of SFAS 160R upon adoption on our financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

2. Basis of Accounting and Summary of Significant Accounting Policies  – (continued)

and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning June 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial statements.

3. Liquidity

Since inception, the Company has incurred an accumulated deficit of $37,354,305 through May 31, 2008. For the years ended May 31, 2008, 2007 and 2006, the Company had losses from operations of $10,490,758, $8,451,942, and $6,104,402 respectively. The Company has used $9,103,345, $6,979,686 and $5,738,281 of cash in operating and investing activities for the years ended May 31, 2008, 2007, and 2006, respectively. As of May 31, 2008, the Company had cash and cash equivalents of $8,442,809 and net working capital of $7,542,741. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including the continued development efforts relating to PRTX-100. As a result, as of the date of this Report, we have insufficient funds to cover our future operating expenses beyond the first calendar quarter of 2009. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the first calendar quarter of 2009. Additional financing or potential sublicensing of PRTX-100 will be required during the fourth quarter of calendar quarter of 2008, if not sooner in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders.

Additional capital that is required by the Company may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

4. Reverse Merger

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

The details of the reverse merger transaction are as follows:

Account Description	Protalex, Inc.	Enderdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999
Cash	$23,531	$—	$—	$23,531
Note receivable shareholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock – contra	—	—	368,547	368,547
	$—	$—	$—	$—

5. Income Taxes

For the years ended May 31, 2008, 2007 and 2006, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2008	Year Ended May 31, 2007	Year Ended May 31, 2006
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	3,797,800	3,354,205	2,095,250
State	670,200	591,795	369,750
Increase in valuation allowance	(4,468,000)	(3,946,000)	(2,465,000)
Income tax benefit	$—	$—	$—

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

5. Income Taxes  – (continued)

Income tax as a percentage of income for the year ended May 31, 2008, 2007 and 2006 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2008	Year Ended May 31, 2007	Year Ended May 31, 2006
Statutory federal income tax rate	(34%)	(34%)	(34%)
State income taxes, net of federal income tax impact	(6%)	(6%)	(6%)
Change in valuation allowance	43%	46%	40%
General business credit/other	(3%)	(6%)	—
	0%	0%	0%

The components of the net deferred tax asset as of May 31, 2008 and 2007 are as follows:

	May 31, 2008	May 31, 2007
Assets:
Net operating losses	$12,190,000	$8,616,000
Vacation accrual	14,000	8,000
Stock based compensation	1,961,000	1,560,000
Equipment	38,000	20,000
General business credit	1,599,000	1,130,000
Deferred tax assets	15,802,000	11,334,000
Liability:
Equipment	—	—
Gross deferred tax asset	15,802,000	11,334,000
Less valuation allowance	(15,802,000)	(11,334,000)
Deferred tax asset, net of valuation allowance	$—	$—

The gross deferred tax assets have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $30,500,000 as of May 31, 2008 expires beginning in 2020 through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. As of May 31, 2008, a portion of the gross deferred tax asset and related valuation allowance is attributable to stock based compensation. To the extent that such assets are realized in the future, the benefit will be applied to equity.

6. Related Parties

During the years ended May 31, 2008, May 31, 2007 and May 31, 2006, the Company incurred $48,633, $81,352, and $68,607 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. During the years ended May 31, 2008, May 31, 2007 and May 31, 2006, the Company incurred $150,000 in each year for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD and Peter G. Tombros to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. During the years ended May 31, 2008, May 31, 2007 and May 31, 2006, the Company incurred $60,000, $60,000 and $51,677 respectively for these directors’ fees. As of May 31, 2008, $8,333, is included within Accrued Expenses and was subsequently paid in June 2008 and July 2008.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

7. Stock Options

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the shareholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 1,500,000 to 4,500,000 which provides for incentive and non-qualified stock options to purchase a total of 4,500,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2008, options to purchase 4,342,418 shares of the Company’s Common Stock were outstanding, of which 2,185,163 were issued and 4,000 were exercised under the Company’s 2003 Stock Option Plan and the remaining 2,163,255 were issued and 2,000 were exercised as stand alone options. As of May 31, 2008, 3,868,504 are exercisable.

A summary of the common stock option activity for employees, directors, officers and consultants as of May 31, 2008 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2005	3,401,255	$1.81	7.8
Granted	898,550	$2.75	—
Exercised	0	—	—
Forfeited	(299,243)	$2.03	—
Expired	(165,937)	$2.47	—
Outstanding at May 31, 2006	3,834,625	$1.98	7.7
Granted	458,000	$2.56	—
Exercised	(6,000)	$2.53	—
Forfeited	(112,217)	$2.58	—
Expired	(210,546)	$2.54	—
Outstanding at May 31, 2007	3,963,862	$2.00	6.9
Granted	457,500	$1.27	—
Exercised	0	—	—
Forfeited	(48,428)	$2.75	—
Expired	(30,516)	$2.70	—
Outstanding at May 31, 2008	4,342,418	$1.91	6.2
Exercisable at May 31, 2008	3,868,504	$1.91	6.2

The outstanding and exercisable stock options as of May 31, 2008 had an intrinsic value of $0 and $0, respectively.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

7. Stock Options  – (continued)

The following summarizes certain information regarding stock options at May 31, 2008:

	Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.90 – 1.35	545,781	$1.27	8.4	318,782	$1.28	8.4
$1.36 – 1.80	2,061,255	$1.50	4.8	2,061,255	$1.50	4.8
$1.81 – 2.25	214,312	$2.13	6.3	205,372	$2.13	6.3
$2.26 – 2.70	861,000	$2.50	7.1	691,780	$2.52	7.1
$2.71 – 3.15	646,571	$2.84	7.7	577,816	$2.84	7.7
$3.16 – 4.50	13,499	$4.50	0.2	13,499	$4.50	0.2
	4,342,418	$1.91	6.2	3,868,504	$1.91	6.2

8. Commitments

The Company leases its office space under a non-cancelable operating lease. The lease term, revised on April 30, 2007 extends through January 31, 2009, with an option to extend for one year beyond the revised termination date. Rent expense for the years ended May 31, 2008, May 31, 2007 and May 31, 2006 was $170,801, $166,189, and $119,256, respectively.

In December 2004, the Company entered into a non-cancelable operating lease for a multi-function copier. The lease term is for sixty three months. Rent expense for the years ended May 31, 2008, May 31, 2007 and May 31, 2006 was $7,502, $5,130, and $4,014, respectively.

Future minimum lease payments are as follows:

Year Ending May 31,
2009	178,984
2010	107,246
Total	$286,231

9. Sale and Repurchase of Common Stock

On September 18, 2003, we raised $12,657,599 through the sale of 7,445,646 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. The warrants expire on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

On May 25, 2005, we raised $5,057,885 through the sale of 2,593,788 shares of our common stock at $1.95 per share, with warrants to purchase an additional 920,121 shares of our common stock, at an exercise price of $2.25 per share. The warrants expire on May 25, 2010. As part of this transaction, the exercise price for the warrants from the September 2003 transaction were lowered from $2.40 per share to $2.25 per share. Net of transaction costs of $206,717, our proceeds were $4,851,168.

On December 30, 2005, we raised $5,839,059 through the sale of 2,595,132 shares of our common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of our common stock, at an exercise price of $2.99 per share. We also issued warrants to purchase 227,074 shares of our common stock, at an exercise price of $2.99 per share, to the placement agent. All the warrants expire on December 30, 2010. Net of transaction costs of approximately $328,118, our proceeds were $5,510,941.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

9. Sale and Repurchase of Common Stock  – (continued)

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $14,217,660, net of transaction costs of $959,874, through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. We also issued warrants to purchase 531,214 shares of our common stock, at an exercise price of $3.85 per share, to the placement agent. All the warrants expire on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 133,500 warrants and 6,000 options which resulted in $315,574 in cash proceeds.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-02 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-02”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. For our private placement transactions in September 2003, May 2005, December 2005 and July 2006, the Company granted registration rights which included payment arrangements of liquidated damages under certain circumstances, as noted in each respective registration rights agreement, including in the event an effective registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts or all commercially reasonable efforts to maintain effective registration statements. The Company completed its evaluation, and believes that an obligation to transfer consideration under its registration payment arrangement for all registrations since inception is not probable. Accordingly, we adopted FSP EITF 00-19-02 as of June 1, 2007 and as of the adoption date, it did not have any impact on the financial statements.

10. Employee Benefits

Effective July 1, 2005, we maintain a defined contribution 401(k) retirement plan, pursuant to which employees, with no service requirement, can elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. We do not match the participants’ deferral.

11. Unaudited Quarterly Information

This table summarizes the unaudited results of operations for each quarter of 2008, 2007 and 2006:

	Quarter Ended
	August 31	November 30	February 29	May 31
Fiscal 2008
Revenue	$—	$—	$—	$—
Net loss	(2,371,680)	(2,814,598)	(2,742,684)	(2,561,795)
Basic and diluted loss per share	(.08)	(.10)	(.10)	(.09)

	August 31	November 30	February 28	May 31
Fiscal 2007
Revenue	$—	$—	$—	$—
Net loss	(1,504,529)	(2,430,673)	(2,512,995)	(2,003,745)
Basic and diluted loss per share	(.06)	(.08)	(.09)	(.07)

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
From Inception (September 17, 1999) through May 31, 2008

11. Unaudited Quarterly Information  – (continued)

	August 31	November 30	February 28	May 31
Fiscal 2006
Revenue	$—	$—	$—	$—
Net loss	(1,156,585)	(1,589,385)	(1,666,176)	(1,692,256)
Basic and diluted loss per share	(.06)	(.08)	(.08)	(.07)

*	Totals may not sum to annual amounts due to rounding at quarterly measurements dates.

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006

4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.17	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.