Form 10-Q
period 2008-08-31
PROTALEX INC
filed 2008-10-15
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 13, 2008: 28,600,464 shares.

Protalex, Inc.

FORM 10-Q

August 31, 2008

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:	3

	Balance Sheets at August 31, 2008 (Unaudited) and May 31, 2008	3

	Statements of Operations for the three months ended August 31, 2008 and 2007, and the period from September 17, 1999 (inception) to August 31, 2008 (Unaudited)	4

	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through August 31, 2008 (Unaudited)	5

	Statements of Cash Flows for the three months ended August 31, 2008 and 2007, and the period from September 17, 1999 (inception) to August 31, 2008 (Unaudited)	9

	Notes to Unaudited Financial Statements	10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits	18

	SIGNATURES	21

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.
(A Company in the Development Stage)
BALANCE SHEETS

	August 31,	May 31,
	2008	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,661,303	$8,442,809
Prepaid expenses	433,126	429,207

Total current assets	7,094,429	8,872,016

PROPERTY & EQUIPMENT:
Lab equipment	327,287	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	653,942	1,019,416
Less accumulated depreciation and amortization	(616,064)	(823,649)
	37,878	195,767
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $8,988 and $8,733 as of August 31, 2008 and May 31, 2008, respectively	11,312	11,567

Total other assets	19,302	19,557

Total Assets	$7,151,609	$9,087,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$832,944	$1,277,555
Payroll and related liabilities	19,934	35,262
Accrued expenses	69,667	15,000
Deferred rent	467	1,458

Total current liabilities	923,012	1,329,275

OTHER LIABILITIES	743	—

Total liabilities	923,755	1,329,275

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	45,288,649	45,112,084
Deficit accumulated during the development stage	(39,061,081)	(37,354,305)

Total stockholders’ equity	6,227,854	7,758,065

	$7,151,609	$9,087,340

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the three month periods ended August 31, 2008 and 2007 and
From Inception (September 17, 1999) through August 31, 2008
(Unaudited)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	From Inception Through August 31, 2008

Revenues	$—	$—	$—

Operating Expenses
Research and development	(1,021,498)	(1,703,915)	(25,284,326)
Administrative	(631,831)	(681,100)	(12,741,209)
Professional fees	(169,587)	(202,675)	(3,049,051)
Depreciation and amortization	(1,085)	(1,085)	(160,755)

Operating loss	(1,824,001)	(2,588,775)	(41,235,341)

Other income (expense)
Interest income	39,051	217,095	2,177,278
Interest expense	—	—	(70,612)
Gain on disposal of equipment, net	78,174	—	67,594

Net loss	$(1,706,776)	$(2,371,680)	$(39,061,081)

Weighted average number of common shares outstanding	28,600,464	28,600,464	17,541,097

Loss per common share – basic and diluted	$(.06)	$(.08)	$(2.23)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through August 31, 2008
(Unaudited)

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to an individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2008
(Unaudited)

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	$143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	$1,102,000	$—	—	$—	$1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2008
(Unaudited)

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	14,683,854	1,052,008	—	(6,739,474)	8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)		—	—	(20,000)
January 13, 2005 – common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,701,935)	14,701,935	—	—	0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	194	20,913,822	—	(12,307,203)	8,606,813
August 23, 2005 – common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 – issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	224	27,740,976		(18,411,605)	9,329,595

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2008
(Unaudited)

	Common Stock		Additional Paid in	Common Stock-	Deficit Accumulated During The Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – August 31, 2008 – share based compensation to board members, employees and consultants	—	—	176,565	—	—	176,565
Net loss for the three months ended August 31, 2008	—	—	—	—	(1,706,776)	(1,706,776)
Balance, August 31, 2008	28,600,464	$286	$45,288,649	$—	$(39,061,081)	$6,227,854

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the three month periods ended August 31, 2008 and 2007 and
From Inception (September 17, 1999) through August 31, 2008
(Unaudited)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	From Inception Through August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,706,776)	$(2,371,680)	$(39,061,081)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	(78,174)	—	(67,594)
Depreciation and amortization	36,318	48,613	891,221
Share based compensation expense	176,565	314,684	5,079,965
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expenses and deposits	(3,919)	114,871	(441,116)
Increase/(decrease) in:
Accounts payable and accrued expenses	(389,944)	277,219	902,611
Payroll and related liabilities	(15,328)	(11,446)	19,934
Other liabilities	(248)	(303)	1,210

Net cash and cash equivalents used in operating activities	(1,981,506)	(1,628,042)	(32,658,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	200,000	—	206,000

Net cash and cash equivalents provided by (used in) investing activities	200,000	—	(969,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	—	40,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,781,506)	(1,628,042)	6,661,303

Cash and cash equivalents, beginning	8,442,809	17,546,154	—

Cash and cash equivalents, ending	$6,661,303	$15,918,112	$6,661,303

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2008

NOTE 1. NOTES TO INTERIM FINANCIAL STATEMENTS

The interim financial data is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by Protalex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008. This quarterly report should be read in conjunction with such annual report.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon raising sufficient funds in fiscal 2009 to continue the development of PRTX-100 through the regulatory process. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2008 and 2007, the Company had potentially dilutive securities consisting of warrants and stock options totaling 12,448,206 comprised of 6,601,380 warrants and 5,846,826 stock options and 10,529,329 comprised of 6,601,380 warrants and 3,927,949 stock options, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $176,565 and $315,000 for the three months ended August 31, 2008 and 2007, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2008 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107 “Valuation of Share-Based Payment Arrangements for Public Companies”, and No. 110, Share-Based Payment, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 3,689,571 have been issued and 4,000 were exercised. The Company has issued 2,163,255 stock options as stand alone grants, of which 2,000 were exercised prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Term or Life. The expected term or life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using the “simplified method” for plain vanilla options as allowed by SAB No. 107 and as further permitted by SAB No. 110. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate over the option’s expected term. Expected volatility is based on the historical daily volatility of the price of our common shares. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

As of August 31, 2008, there were 5,846,826 stock options outstanding.  At August 31, 2008, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,263,000 (net of estimated forfeitures) and will be recognized over a weighted average period of 2.09 years.  For the three months ended August 31, 2008, the Company granted 1,535,000 stock options, with a fair value of $551,101 (net of estimated forfeitures), and 30,592 options were forfeited or expired.  For the three months ended August 31, 2007, the Company did not grant any stock options.

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	From Inception through August 31, 2008

Dividends per year	0	0	0
Volatility percentage	96%	N/A	90%-131%
Risk free interest rate	3.51%	N/A	2.07%-5.11%
Expected life (years)	6.25-10	N/A	3-10
Weighted average fair value	$.41	N/A	$1.59

The following summarizes certain information regarding stock options as of and for the period ended August 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2008	4,342,418	$1.91	6.2
Granted	1,535,000	$0.45	9.9
Exercised	0	—	—
Forfeited	(15,000)	$1.20	—
Expired	(15,592)	$4.14	—
Outstanding at August 31, 2008	5,846,826	$1.52	7.0
Exercisable at August 31, 2008	4,150,495	$1.82	5.9

The outstanding and exercisable stock options as of August 31, 2008 had an intrinsic value of $460,500 and $71,468, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 0.00 – 0.45	1,535,000	$0.45	9.9	238,228	$0.45	9.9
$ 0.90 – 1.35	530,000	$1.27	8.1	335,329	$1.28	8.1
$ 1.36 – 1.80	2,061,255	$1.50	4.5	2,061,255	$1.50	4.5
$ 1.81 – 2.25	213,000	$2.13	6.1	204,872	$2.13	6.1
$ 2.26 – 2.70	861,000	$2.50	6.9	723,834	$2.52	6.9
$ 2.71 – 3.15	646,571	$2.84	7.5	586,977	$2.84	7.5
	5,846,826	$1.52	7.0	4,150,495	$1.82	7.0

NOTE 3. LIQUIDITY

Since inception, the Company has incurred an accumulated deficit of $39,061,081 through August 31, 2008. As of August 31, 2008, the Company had cash and cash equivalents of $6,661,303 and net working capital of $6,171,417. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including the continued development efforts relating to PRTX-100. As a result, as of the date of this report, we have insufficient funds to cover our future operating expenses beyond the first calendar quarter of 2009. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact, if any of FSP FAS 142-3 upon adoption on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, of SFAS 141R upon adoption on our financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, of SFAS 160 upon adoption on our financial statements.

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

In June 2007, the FASB ratified EITF Issue 07-03: Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance for accounting for non-refundable payments paid to conduct research and development on behalf of the reporting entity. EITF 07-03 specifies that such payments should be initially capitalized, then expensed as the goods are received or the services have been performed. If the entity does not expect to the goods to be delivered or the services to be rendered, the costs should be expensed at that time. EITF 07-03 is effective for the Company beginning June 1, 2008. The adoption of EITF 07-09 did not have a material impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”)  which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning June 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

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

NOTE 5. RELATED PARTIES

For the three month periods ended August 31, 2008, the Company incurred $1,758 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For three month periods ended August 31, 2007, the Company incurred $7,750 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee. For the three month periods ended August 31, 2008, the Company incurred $37,500 for this director’s fee. For the three month periods ended August 31, 2007, the Company incurred $37,500 for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the three month periods ended August 31, 2008, the Company incurred $21,668 for these directors’ fees. For the three month periods ended August 31, 2007, the Company incurred $15,000 for these directors’ fees. As of August 31, 2008, $10,000 is included within Accrued Expenses and will be paid in September and October 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. This discussion, as well as the remainder of this Quarterly Report on Form 10-Q, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend,” “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

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

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding. Although bleeding in the brain is rare, it can be life threatening if it occurs. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. For ITP, we contracted withTrident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP Phase 1b clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008 and is expected to continue through the first calendar quarter of 2009.

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

In the third fiscal quarter of 2006, we completed the expansion of our current facility in New Hope, PA and in April 2007, we extended our lease through January 31, 2009 with an option for one additional year. In August 2008, we exercised the option and extended our lease through January 31, 2010.

For the period ended May 31, 2008, our independent registered public accounting firm Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern. Management anticipates that the Company’s capital resources will be adequate to fund its operations into the first calendar quarter of 2009. Additional financing or potential sublicensing of PRTX-100 will be required during the fourth quarter of calendar quarter of 2008, if not sooner in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders.

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

Results of Operations

Research and Development Expenses - Research and Development expenses were $1,021,498 for the three months ended August 31, 2008, compared with $1,703,915 for the three months ended August 31, 2007. The decrease of $682,417, or 40% for the three month period was primarily the result of fewer employees and consultants, the completion of the Phase I clinical trial, and a decrease in product manufacturing and formulation related costs as compared to the same period last year.

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

Administrative Expenses - Administrative expenses were $631,831 for the three months ended August 31, 2008 compared with $681,100 for the three months ended August 31, 2007. The decrease of $49,269 or 7% for the three month period was due to decreased stock option compensation expense as compared to the same period last year.

Professional Fees - Professional expenses were $169,587 for the three months ended August 31, 2008 compared with $202,675 for the three months ended August 31, 2007. The decrease of $33,088 or 16% for the three month period was due to a decrease in legal fees as compared to the same period last year.

Interest income - Interest income was $39,051 for the three months ended August 31, 2008 compared to $217,095 for the three months ended August 31, 2007. The decrease of $178,044, or 82% for the three month period was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through August 31, 2008 is $39,061,081, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2008 and 2007 have resulted primarily from research and development expenditures associated for PRTX-100. We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2009 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities. In August 2008, we sold laboratory equipment with net proceeds of $200,000.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

We had no net cash inflows provided by financing activities for the three months ended August 31, 2008 and 2007.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $6,661,303 as of August 31, 2008 will be sufficient to fund operations into the second quarter of fiscal 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

As of August 31, 2008, we had cash and cash equivalents of $6,661,303 and net working capital of $6,171,417.  We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the near future, we will not be able to meet our financial obligations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

•
Directors Agreements. To attract and retain qualified candidates to serve on the board of directors, we have entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro under which Messrs. Raab, Holstrom, Dr. Bauer, Mr. Tombros, Mr. Dougherty and Mr. Stagnaro receive aggregate annual cash payments aggregating $150,000, $20,000, $20,000, $20,000, $20,000 and $20,000 respectively, as directors’ fees.

•
Operating Lease – Office Space. We have entered into a three-year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced in January 2004 and was originally to expire in February 2007. In November 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 2008 and in April 2007, we modified the existing lease and extended the lease term to January 2009. In August 2008, we exercised our option and extended the lease term to January 2010.

•	Operating Lease – Copier. We have entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of August 31, 2008, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2008 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 15, 2008	PROTALEX, INC.

By: /s/ Steven H. Kane

Steven H. Kane, President and Chief
Executive Officer

Date: October 15, 2008
By: /s/ Marc L. Rose

Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer
and Corporate Secretary