Form 10-Q
period 2008-11-30
PROTALEX INC
filed 2009-01-14
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 9, 2009: 28,600,464 shares.

 Protalex, Inc.

FORM 10-Q

November 30, 2008

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at November 30, 2008 (Unaudited) and May 31, 2008	3
	Statements of Operations for the six and three months ended November 30, 2008 and 2007, and the period from September 17, 1999 (inception) to November 30, 2008 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through November 30, 2008 (Unaudited)	5
	Statements of Cash Flows for the six months ended November 30, 2008 and 2007, and the period from September 17, 1999 (inception) to November 30, 2008 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	19
	SIGNATURES	22

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	November 30,	May 31,
	2008	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,130,682	$8,442,809
Prepaid expenses	403,170	429,207

Total current assets	5,533,852	8,872,016

PROPERTY & EQUIPMENT:
Lab equipment	327,287	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	653,942	1,019,416
Less accumulated depreciation and amortization	(620,655)	(823,649)
	33,287	195,767
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $9,243 and $8,733 as
of November 30, 2008 and May 31, 2008, respectively	11,057	11,567

Total other assets	19,047	19,557

Total Assets	$5,586,186	$9,087,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$625,461	$1,277,555
Payroll and related liabilities	35,074	35,262
Accrued expenses	22,543	15,000
Deferred rent	1,559	1,458

Total liabilities	684,637	1,329,275

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	45,482,914	45,112,084
Deficit accumulated during the development stage	(40,581,651)	(37,354,305)

Total stockholders’ equity	4,901,549	7,758,065

	$5,586,186	$9,087,340

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the six and three month periods ended November 30, 2008 and 2007 and
From Inception (September 17, 1999) through November 30, 2008
(Unaudited)

	Six	Six	Three	Three	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	(1,864,338)	(3,761,633)	(842,840)	(2,057,718)	(26,127,166)
Administrative	(1,231,341)	(1,456,471)	(599,510)	(775,371)	(13,340,719)
Professional fees	(263,293)	(362,104)	(93,706)	(159,429)	(3,142,757)
Depreciation and amortization	(2,108)	(2,108)	(1,023)	(1,023)	(161,778)

Operating loss	(3,361,080)	(5,582,316)	(1,537,079)	(2,993,541)	(42,772,420)

Other income (expense)
Interest income	55,560	396,038	16,509	178,943	2,193,787
Interest expense	-	-	-	-	(70,612)
Gain on disposal of equipment	78,174	-	-	-	67,594

Net loss	$(3,227,346)	$(5,186,278)	$(1,520,570)	$(2,814,598)	$(40,581,651)

Weighted average number of common shares outstanding	28,600,464	28,600,464	28,600,464	28,600,464	17,840,265

Loss per common share – basic and diluted	$(.11)	$(.18)	$(.05)	$(.10)	$(2.27)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through November 30, 2008
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

From Inception (September 17, 1999) through November 30, 2008
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

From Inception (September 17, 1999) through November 30, 2008
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

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – November 30, 2008 – share based compensation to board members, employees and consultants	—	—	370,830	—	—	370,830
Net loss for the six months ended November 30, 2008	—	—	—	—	(3,227,346)	(3,227,346)
Balance, November 30, 2008	28,600,464	$286	$45,482,914	$—	$(40,581,651)	$4,901,549

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the six month periods ended November 30, 2008 and 2007 and
From Inception (September 17, 1999) through November 30, 2008
(Unaudited)

	Six	Six	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,227,346)	$(5,186,278)	$(40,581,651)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	(78,174)	—	(67,594)
Depreciation and amortization	41,164	96,726	896,067
Share based compensation expense	370,830	678,131	5,274,230
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expenses and deposits	26,037	155,947	(411,160)
Increase/(decrease) in:
Accounts payable and accrued expenses	(644,551)	314,601	648,004
Payroll and related liabilities	(188)	(8,432)	35,074
Other liabilities	101	(607)	1,559

Net cash and cash equivalents used in operating activities	(3,512,127)	(3,949,912)	(34,188,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	200,000	—	206,000

Net cash and cash equivalents provided by (used in) investing activities	200,000	—	(969,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	—	40,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,312,127)	(3,949,912)	5,130,682

Cash and cash equivalents, beginning	8,442,809	17,546,154	—

Cash and cash equivalents, ending	$5,130,682	$13,596,242	$5,130,682

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these financial statements.

 PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2008

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Additional financing or potential sublicensing of PRTX-100 will be required during the first quarter of calendar 2009, if not sooner, in order to continue to fund operations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern. The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon raising sufficient funds in first quarter of calendar 2009 to continue the development of PRTX-100 through the regulatory process. There is no assurance that these plans will be realized in whole or in part. If the Company is unable to raise to sufficient funds, it may be required to terminate, significantly curtail or cease its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2008 and 2007, the Company had potentially dilutive securities consisting of warrants and stock options totaling 9,925,722 comprised of 3,928,896 warrants and 5,996,826 stock options and 10,529,329 comprised of 6,601,380 warrants and 3,927,949 stock options, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment  (“SFAS No. 123R”) using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $370,830 and $678,131 for the six months ended November 30, 2008 and 2007, respectively, compared to $194,265 and $363,447 for the three months ended November 30, 2008 and 2007, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2008 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107 “Valuation of Share-Based Payment Arrangements for Public Companies”, and No. 110, Share-Based Payment, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 3,839,571 have been issued and 4,000 were exercised. The Company has issued 2,163,255 stock options as stand alone grants, of which 2,000 were exercised prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

As of November 30, 2008, there were 5,996,826 stock options outstanding.  At November 30, 2008, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,176,000 (net of estimated forfeitures) and will be recognized over a weighted average period of 2.33 years.  During the six and three months ended November 30, 2008, the Company granted 1,685,000 and 150,000 stock options and 30,592 and 0 options were forfeited or expired, respectively.

	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	From Inception Through November 30, 2008

Dividends per year	0	0	0
Volatility percentage	96%-112%	95%	90%-131%
Risk free interest rate	3.11%-3.51%	4.13%	2.07%-5.11%
Expected life (years)	6.25-10	6.25	3-10
Weighted average fair value	$.39	$2.09	$1.56

The following summarizes certain information regarding stock options as of and for the period ended November 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2008	4,342,418	$1.91	6.2
Granted	1,685,000	$0.49	9.7
Exercised	—	—	—
Forfeited	(15,000)	$1.20	—
Expired	(15,592)	$4.14	—
Outstanding at November 30, 2008	5,996,826	$1.51	6.8
Exercisable at November 30, 2008	4,287,039	$1.80	5.8

The outstanding and exercisable stock options as of November 30, 2008 had an intrinsic value of $0 and $0, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	1,535,000	$0.45	9.6	277,922	$0.45	9.6
$0.46 – 0.90	150,000	$0.85	9.8	37,500	$0.85	9.8
$0.91 – 1.35	530,000	$1.27	7.8	352,654	$1.28	7.8
$1.36 – 1.80	2,061,255	$1.50	4.3	2,061,255	$1.50	4.3
$1.81 – 2.25	213,000	$2.13	5.8	205,685	$2.13	5.8
$2.26 – 2.70	861,000	$2.50	6.6	755,886	$2.52	6.6
$2.71 – 3.15	646,571	$2.84	7.2	596,137	$2.84	7.2
	5,996,826	$1.51	6.8	4,287,039	$1.80	6.8

NOTE 3. LIQUIDITY

Since inception, the Company has incurred an accumulated deficit of $40,581,651 through November 30, 2008. As of November 30, 2008, the Company had cash and cash equivalents of $5,130,682 and net working capital of $4,849,215. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including the continued development efforts relating to PRTX-100. As a result, as of the date of this report, we have insufficient funds to cover our future operating expenses beyond the first calendar quarter of 2009.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the first calendar quarter of 2009. Additional financing or potential sublicensing of PRTX-100 will be required during the first quarter of calendar quarter of 2009, if not sooner, in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders.

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

NOTE 5. RELATED PARTIES

For the six and three month periods ended November 30, 2008, the Company incurred $5,537 and $3,779 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the six and three month periods ended November 30, 2007, the Company incurred $17,840 and $10,270 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee.  For the three month periods ended November 30, 2008, the Company incurred $37,500 for this director’s fee.  For the three month periods ended November 30, 2007, the Company incurred $37,500 for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the six and three month periods ended November 30, 2008, the Company incurred $46,668 and $25,000 for these directors’ fees. For the six and three month periods ended November 30, 2007, the Company incurred $30,000 and $15,000 for these directors’ fees. As of November 30, 2008, $10,000 is included within Accrued Expenses and were paid in December 2008 and January 2009.

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

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application, or IND, for treating RA.  We submitted the IND to the United States Food and Drug Administration, or FDA, in March 2005. In March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced with the Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100. The basic safety data demonstrated that PRTX-100 was safe and well tolerated.  There were no deaths or serious adverse events.  The pharmacokinetic, or PK, profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial.  In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, Chemistry, Manufacturing and Control or CMC update, and a protocol for the Phase I study conducted in July 2007.

RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement.  In July 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming Phase II study. The trial extended the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and final results indicated that the drug was safe and well tolerated.  A Phase Ib randomized, double-blind, placebo-controlled, multiple dose, dose escalation safety and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in Russia, South Africa and Australia is scheduled to commence enrollment in the second quarter of calendar 2009.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. For ITP, we contracted with Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP Phase 1b clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008 and is expected to continue enrolling patients hrough the second calendar quarter of 2009.

In the area of intellectual property and derivative drug development, our patent application was filed in April 2002 and in May 2007 the United States Patent and Trademark Office or PTO issued patent #7,211,258 titled “Protein A Compositions and Methods of Use.”  Additionally, patent applications relating to the manufacturing process of PRTX-100 are currently in process.

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

Results of Operations

Research and Development Expenses - Research and Development expenses were $1,864,338, and $3,761,633 for the six months ended November 30, 2008 and 2007, respectively and were $842,840 and $2,057,718 for the three months ended November 30, 2008 and 2007, respectively.  The decrease of $1,897,295, or 50%, for the six month period and $1,214,878, or 59%, for the three month period was primarily the result of fewer employees and consultants, the completion of the Phase I clinical trial, and a decrease in product manufacturing and formulation related costs as compared to the same period last year.

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

Administrative Expenses - Administrative expenses were $1,231,341 and $1,456,471 for the six months ended November 30, 2008 and 2007, respectively and were $599,510 and $775,371 for the three months ended November 30, 2008 and 2007, respectively.  The decrease of $225,130, or 15%, for the six month period and $175,861, or 23%, for the three month period was due to decreased stock option compensation expense as compared to the same periods last year.

Professional Fees - Professional expenses were $263,293 and $362,104 for the six months ended November 30, 2008 and 2007, respectively and were $93,706 and $159,429 for the three months ended November 30, 2008 and 2007. The decrease of $98,811, or 27%, for the six month period and $65,723, or 41%, was due to a decrease in legal, accounting and employee recruiting fees as compared to the same period last year.

Interest income - Interest income was $55,560 and $396,038 for the six months ended November 30, 2008 and 2007, respectively and was $16,509 and $178,943 for the three months ended November 30, 2008 and 2007, respectively.  The decrease of $340,478, or 86%, for the six month period and $162,434, or 91%, for the three month period was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same periods last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through November 30, 2008 is $40,581,651, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Liquidity and Capital Resources

Since 1999, we have incurred significant losses, and we expect to experience operating losses and negative operating cash flow for the foreseeable future. Historically, our primary source of cash to meet short-term and long-term liquidity needs has been the sale of shares of our common stock. We have issued shares in private placements at a discount to the current market price.

On September 18, 2003, we raised $12,657,599 through the sale of 7,445,646 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. These warrants expired on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended November 30, 2008 and 2007 have resulted primarily from research and development expenditures associated for PRTX-100.  We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2009 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities. In August 2008, we sold laboratory equipment with net proceeds of $200,000.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

We had no net cash inflows provided by financing activities for the six and three months ended November 30, 2008 and 2007, respectively.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $5,130,682 as of November 30, 2008 will be sufficient to fund operations into the first calendar quarter of 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

As of November 30, 2008, we had cash and cash equivalents of $5,130,682 and net working capital of $4,849,215.  We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the near future, we will not be able to meet our financial obligations. Additional financing or potential sublicensing of PRTX-100 will be required during the first quarter of calendar 2009, if not sooner, in order to continue to fund operations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of November 30, 2008, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2008 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 21, 2008, the Company held its 2008 annual meeting of stockholders.  Based on the Inspector of Elections Report, dated October 21, 2008, the voting results for the matters submitted to a vote of the Company’s stockholders at such meeting were as follows:

1.	Eight board nominees for director were elected for terms expiring at the 2009 annual meeting of stockholders, as follows:

Nominee	Votes For	Votes Withheld
G. Kirk Raab	21,252,554	302,772
Steven H. Kane	21,339,827	215,499
Eugene A. Bauer, MD	21,409,275	146,051
Frank M. Dougherty	18,357,556	3,197,770
Carleton A. Holstrom	21,409,275	146,051
Dinesh Patel, PhD	21,409,275	146,051
Thomas P. Stagnaro	21,251,554	303,772
Peter G. Tombros	21,409,275	146,051

2.	A proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal year ending May 31, 2009 was approved, as follows:

Votes For	Votes Against	Abstentions
21,525,339	12,434	17,553

ITEM 6.	EXHIBITS:

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006

4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2009	PROTALEX, INC.

	By:	/s/ Steven H. Kane

Steven H. Kane, President and Chief
Executive Officer

Date: January 14, 2009

	By:	/s/ Marc L. Rose

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