Form 10-Q
period 2009-02-28
PROTALEX INC
filed 2009-04-14
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐                                               Accelerated filer  ☐

Non-accelerated filer  ☐                                Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 10, 2009: 28,600,464 shares.

Protalex, Inc.

FORM 10-Q

February 28, 2009

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Balance Sheets at February 28, 2009 (Unaudited) and May 31, 2008	3

	Statements of Operations for the nine and three months ended February 28, 2009 and February 29, 2008, and the period from September 17, 1999 (inception) to February 28, 2009 (Unaudited)	4

	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through February 28, 2009 (Unaudited)	5

	Statements of Cash Flows for the nine months ended February 28, 2009 and February 29, 2008, and the period from September 17, 1999 (inception) to February 28, 2009 (Unaudited)	9

	Notes to Unaudited Financial Statements	10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits	19

	SIGNATURES	22

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	February 28,	May 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,786,436	$8,442,809
Prepaid expenses	191,059	429,207

Total current assets	3,977,495	8,872,016

PROPERTY & EQUIPMENT:
Lab equipment	327,287	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	653,942	1,019,416
Less accumulated depreciation and amortization	(624,857)	(823,649)
	29,085	195,767
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $9,498 and $8,733 as
of February 28, 2009 and May 31, 2008, respectively	10,802	11,567

Total other assets	18,792	19,557

Total Assets	$4,025,372	$9,087,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$582,836	$1,277,555
Payroll and related liabilities	22,261	35,262
Accrued expenses	23,057	15,000
Deferred rent	1,641	1,458

Total liabilities	629,795	1,329,275

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	45,580,869	45,112,084
Deficit accumulated during the development stage	(42,185,578)	(37,354,305)

Total stockholders’ equity	3,395,577	7,758,065

	$4,025,372	$9,087,340

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the nine and three month periods ended February 28, 2009 and February 29, 2008 and
From Inception (September 17, 1999) through February 28, 2009
(Unaudited)

	Nine	Nine	Three	Three	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Research and development	(2,866,890)	(5,716,415)	(1,002,553)	(1,954,781)	(27,129,718)
Administrative	(1,800,483)	(2,180,613)	(569,142)	(724,142)	(13,909,861)
Professional fees	(296,073)	(534,918)	(32,780)	(172,814)	(3,175,537)
Depreciation and amortization	(3,127)	(3,127)	(1,019)	(1,019)	(162,797)

Operating loss	(4,966,573)	(8,435,073)	(1,605,494)	(2,852,756)	(44,377,913)

Other income (expense)
Interest income	57,126	506,110	1,566	110,072	2,195,353
Interest expense	—	—	—	—	(70,612)
Gain on disposal of equipment	78,174	—	—	—	67,594

Net loss	$(4,831,273)	$(7,928,963)	$(1,603,928)	$(2,742,684)	$(42,185,578)

Weighted average number of common shares outstanding	28,600,464	28,600,464	28,600,464	28,600,464	18,120,641

Loss per common share – basic and diluted	$(.17)	$(.28)	$(.06)	$(.10)	$(2.33)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through February 28, 2009
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

From Inception (September 17, 1999) through February 28, 2009
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

From Inception (September 17, 1999) through February 28, 2009
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

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 28, 2009
(Unaudited)

Deficit
Accumulated
		Additional	Common	During The
Common Stock		Paid in	Stock-	Development
Shares	Amount	Capital	Contra	Stage	Total

July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – February 28, 2009 – share based compensation to board members, employees and consultants	—	—	468,785	—	—	468,785
Net loss for the nine months ended February 28, 2009	—	—	—	—	(4,831,273)	(4,831,273)
Balance, February 28, 2009	28,600,464	$286	$45,580,869	$—	$(42,185,578)	$3,395,577

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the nine month periods ended February 28, 2009 and February 29, 2008 and
From Inception (September 17, 1999) through February 28, 2009
(Unaudited)

	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 28,	February 29,	February 28,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,831,273)	$(7,928,963)	$(42,185,578)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	(78,174)	—	(67,594)
Depreciation and amortization	45,621	140,987	900,524
Share based compensation expense	468,785	847,882	5,372,185
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expenses and deposits	238,148	71,038	(199,049)
Increase/(decrease) in:
Accounts payable and accrued expenses	(686,662)	210,744	605,893
Payroll and related liabilities	(13,001)	6,719	22,261
Other liabilities	183	(991)	1,641

Net cash and cash equivalents used in operating activities	(4,856,373)	(6,652,584)	(35,533,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	200,000	—	206,000

Net cash and cash equivalents provided by (used in) investing activities	200,000	—	(969,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	—	40,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,656,373)	(6,652,584)	3,786,436

Cash and cash equivalents, beginning	8,442,809	17,546,154	—

Cash and cash equivalents, ending	$3,786,436	$10,893,570	$3,786,436

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these financial statements.

 PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2009

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Additional financing or potential sublicensing of PRTX-100 will be required during the second quarter of calendar 2009 in order to continue to fund operations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern. The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon raising sufficient funds in the second quarter of calendar 2009 to continue the development of PRTX-100 through the regulatory process. There is no assurance that these plans will be realized in whole or in part. As further discussed in Note 3 to these financial statements, if the Company is unable to raise to sufficient funds, it may required to terminate, significantly curtail or cease its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2009 and February 29, 2008, the Company had potentially dilutive securities consisting of warrants and stock options totaling 9,877,044 comprised of 3,928,896 warrants and 5,948,148 stock options and 10,972,206 comprised of 6,601,380 warrants and 4,370,826 stock options, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment  (“SFAS No. 123R”) using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $468,785 and $847,882 for the nine months ended February 28, 2009 and February 29, 2008, respectively, compared to $97,955 and $169,751 for the three months ended February 28, 2009 and February 29, 2008, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded to date in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107 “Valuation of Share-Based Payment Arrangements for Public Companies”, and No. 110, Share-Based Payment, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 3,790,893 have been issued and 4,000 were exercised. The Company has issued 2,163,255 stock options as stand alone grants, of which 2,000 were exercised prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

As of February 28, 2009, there were 5,948,148 stock options outstanding.  At February 28, 2009, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $845,000 (net of estimated forfeitures) and will be recognized over a weighted average period of 1.76 years.  During the nine and three months ended February 28, 2009, the Company granted 1,685,000 and 0 stock options and 79,270 and 48,678 options were forfeited or expired, respectively.

	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	From Inception through February 28, 2009

Dividends per year	0	0	0
Volatility percentage	96%-112%	95%-96%	90%-131%
Risk free interest rate	3.11%-3.51%	3.10% -4.13%	2.07%-5.11%
Expected life (years)	6.25-10	6.25-10	3-10
Weighted average fair value	$.49	$1.04	$1.56

The following summarizes certain information regarding stock options as of and for the period ended February 28, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2008	4,342,418	$1.91	6.2
Granted	1,685,000	$0.49	9.4
Exercised	—	—	—
Forfeited	(63,678)	$0.81	—
Expired	(15,592)	$4.14	—
Outstanding at February 28, 2009	5,948,148	$1.51	6.5
Exercisable at February 28, 2009	4,374,936	$1.80	6.5

The outstanding and exercisable stock options as of February 28, 2009 had an intrinsic value of $0 and $0, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	1,500,001	$0.45	9.4	316,778	$0.45	9.4
$0.46 – 0.90	150,000	$0.85	9.5	37,500	$0.85	9.5
$0.91 – 1.35	516,321	$1.27	7.4	369,558	$1.28	7.4
$1.36 – 1.80	2,061,255	$1.50	4.0	2,061,255	$1.50	4.0
$1.81 – 2.25	213,000	$2.13	5.5	206,497	$2.13	5.5
$2.26 – 2.70	861,000	$2.50	6.4	778,049	$2.52	6.4
$2.71 – 3.15	646,571	$2.84	7.0	605,299	$2.84	7.0
	5,948,148	$1.51	6.5	4,374,936	$1.80	6.5

NOTE 3. LIQUIDITY

Since inception, the Company has incurred an accumulated deficit of $42,185,578 through February 28, 2009. As of February 28, 2009, the Company had cash and cash equivalents of $3,786,436 and net working capital of $3,347,700. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including the continued development efforts relating to PRTX-100. As a result, as of the date of this report, we have insufficient funds to cover our future operating expenses beyond the second calendar quarter of 2009.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the second calendar quarter of 2009. Additional financing or potential sublicensing of PRTX-100 will be required during the second quarter of calendar quarter of 2009 in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders.

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

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  The new standard is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any of FSP FAS 142-3 upon adoption on our financial statements.

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

In December 2007, the FASB ratified the Emerging Issue Task Force (“EITF”) Issue 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 clarifies the accounting for contractual arrangements wherein two or more parties come together to participate in a joint operating activity which is conducted based on provisions of a contract. EITF 07-01 provides guidance on income statement classification of revenues and expenses related to such activities, and specifies disclosures that should be made with respect to such activities. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 07-01 on its financial statements.

In June 2007, the FASB ratified EITF Issue 07-03: Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance for accounting for non-refundable payments paid to conduct research and development on behalf of the reporting entity. EITF 07-03 specifies that such payments should be initially capitalized, then expensed as the goods are received or the services have been performed. If the entity does not expect to the goods to be delivered or the services to be rendered, the costs should be expensed at that time. EITF 07-03 was effective for the Company beginning June 1, 2008. The adoption of EITF 07-09 did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset in a Market That Is Not Active, (“FSP 157-3”) which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company’s financial statements. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial statements.

NOTE 5. RELATED PARTIES

For the nine and three month periods ended February 28, 2009, the Company incurred $7,227 and $1,390 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the nine and three month periods ended February 29, 2008, the Company incurred $22,115 and $4,275 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee.  For the nine and three month periods ended February 28, 2009, the Company incurred $112,500 and $37,500 respectively, for this director’s fee.  For the nine and three month periods ended February 29, 2008, the Company incurred $112,500 and $37,500 respectively, for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. For the nine and three month periods ended February 28, 2009, the Company incurred $56,668 and $10,000 for these directors’ fees. For the nine and three month periods ended February 29, 2008, the Company incurred $60,000 and $25,000 for these directors’ fees.

NOTE 6. SUBSEQUENT EVENT

Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside Directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who are currently entitled to a Director's cash fee have agreed to waive all such accrued and unpaid Director cash fees and terminate any rights for further cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other Directors, those cash fees ceased as of February 1, 2009. In addition, each of these Directors has agreed to terminate immediately all of their existing stock options in the Company (vested and unvested).

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

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. For ITP, we contracted with Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP Phase 1b clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008 and is expected to continue enrolling patients through the second calendar quarter of 2009.

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

Results of Operations

Research and Development Expenses - Research and Development expenses were $2,866,890, and $5,716,415, for the nine months ended February 28, 2009 and February 29, 2008, respectively and were $1,002,553 and $1,954,781 for the three months ended February 28, 2009 and February 29, 2008, respectively.  The decrease of $2,849,525, or 50%, for the nine month period and $952,228, or 49%, for the three month period was primarily the result of fewer employees and consultants, the completion of the Phase I clinical trial, and a decrease in product manufacturing, formulation and packaging related costs as compared to the same period last year.

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

Administrative Expenses - Administrative expenses were $1,800,483, and $2,180,613, for the nine months ended February 28, 2009 and February 29, 2008, respectively and were $569,142, and $724,142 for the three months ended February 28, 2009 and February 29, 2008, respectively.  The decrease of $380,130, or 17%, for the nine month period and $155,000, or 21%, for the three month period was due to decreased employee compensation and share based compensation expense as compared to the same periods last year.

Professional Fees - Professional expenses were $296,073, and $534,918, for the nine months ended February 28, 2009 and February 29, 2008, respectively and were $32,780, and $172,814, for the three months ended February 28, 2009 and February 29, 2008. The decrease of $238,845, or 45%, for the nine month period and $140,034, or 81%, was due to a decrease in legal, accounting, employee recruiting, business development and consulting fees as compared to the same period last year.

Interest income - Interest income was $57,126, and $506,110, for the nine months ended February 28, 2009 and February 29, 2008, respectively and was $1,566 and $110,072 for the three months ended February 28, 2009 and February 29, 2008, respectively.  The decrease of $448,984, or 89%, for the nine month period and $108,506, or 99%, for the three month period was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same periods last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through February 28, 2009 is $42,185,578, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended February 28, 2009 and February 29, 2008 have resulted primarily from research and development expenditures associated for PRTX-100.  We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in fiscal 2009 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

We expect to continue to require investments in information technology and laboratory equipment to support our research and development activities. In August 2008, we sold laboratory equipment with net proceeds of $200,000.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

We had no net cash inflows provided by financing activities for the nine and three months ended February 28, 2009 and February 29, 2008, respectively.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash and cash equivalents of $3,786,436 as of February 28, 2009 will be sufficient to fund operations into the second calendar quarter of 2009 based upon our expectations of the level of research and development, and administrative activities necessary to achieve our strategic objectives.

As of February 28, 2009, we had cash and cash equivalents of $3,786,436 and net working capital of $3,347,700.  We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the near future, we will not be able to meet our financial obligations. Additional financing or potential sublicensing of PRTX-100 will be required during the second quarter of calendar 2009 in order to continue to fund operations. If the Company is unable to raise to sufficient funds, it may required to terminate, significantly curtail or cease its operations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of February 28, 2009, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2009 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

Effective April 15, 2009, the Company’s President and Chief Executive Officer, Steven H. Kane, has pursuant to a Settlement Agreement voluntarily resigned and terminated his employment with the Company. Mr. Kane shall, however, continue to serve as the President and Chief Executive Officer for the Company at the pleasure of the Board of Directors without any further compensation except his severance. Mr. Kane will remain on the Board of Directors.  Commencing April 30, 2009, the Company will pay Mr. Kane pursuant to his existing severance arrangement thirty-six (36) equal bi-weekly installments of pay totaling Six Hundred Thousand Dollars ($600,000) together with a sum during this period equal to the existing premiums paid by the Company for Mr. Kane’s health and dental insurance coverage. Mr. Kane has agreed to cooperate with and assist the Company until he otherwise notifies the Company’s Chairman, G. Kirk Raab, that he is ceasing such assistance, to achieve and to participate in the following for the Company: (1) oversight of the clinical trials in Australia; (2) assist with Securities and Exchange Commission filings; (3) facilitate accounts payable; and (4) otherwise cooperate with the reasonable requests of the Company's Chairman to provide information and assistance to the Company related to the performance of his former duties. In partial consideration of the compensation paid to Mr. Kane under his Settlement Agreement, Mr. Kane has agreed that, not withstanding his entitlement to the immediate vesting of all unvested stock options currently held by Mr. Kane, all such stock options shall not immediately vest but shall vest in accordance with their current vesting schedules until such time that Mr. Kane or Mr. Raab inform the other that Mr. Kane shall no longer provide the Company with the assistance described above.  At such time, all further vesting of Mr. Kane’s stock options shall cease.

Effective April 15, 2009, the Company’s Chief Financial Officer, Marc L. Rose, has pursuant to a Settlement Agreement voluntarily resigned and terminated his employment with the Company. Mr. Rose shall, however, continue to serve as the Chief Financial Officer for the Company at the pleasure of the Board of Directors without any further compensation except his severance. Commencing April 30, 2009, the Company will pay Mr. Rose pursuant to his existing severance arrangement twenty-four (24) equal bi-weekly installments of severance pay totaling Two Hundred Thirty Thousand Dollars ($230,000) together with a sum equal to the existing premiums paid by the Company for Mr. Rose’s health and dental coverage (“Severance Payments”).  Any such Severance Payments will be offset by income which Mr. Rose may earn from third-parties as an employee or consultant during this period. Mr. Rose has agreed to cooperate with and assist the Company until he resigns as the Company’s Chief Financial Officer or otherwise obtains other full-time employment or his Severance Payments have been paid in full, whichever occurs first,  to achieve and to participate in the following for the Company: (1) assist with Securities and Exchange Commission filings; (2) facilitate accounts payable;  (3) work with the Company accountants on tax issues and (4) otherwise cooperate with the reasonable requests of the Company’s Chief Executive Officer to provide information and assistance to the Company related to the performance of Mr. Rose’s former duties.

Messrs. Kane and Rose also agreed to a general release of any claims (known or unknown) they may have against the Company, as well as a two year non-solicitation prohibition. Messrs. Kane and Rose have also agreed to an 18 month and 12 month non-compete provision, respectively.  Both Messrs. Kane and Rose have 7 days from their date of execution on April 13th to revoke their consent to the Settlement Agreement.

Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside Directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who are currently entitled to a Director's cash fee have agreed to waive all such accrued and unpaid Director cash fees and terminate any rights for further cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other Directors, those cash fees ceased as of February 1, 2009. In addition, each of these Directors has agreed to terminate immediately all of their existing stock options in the Company (vested and unvested).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2009	PROTALEX, INC.

	By:	/s/ Steven H. Kane
Steven H. Kane, President and Chief Executive Officer

Date: April 14, 2009

	By:	/s/ Marc L. Rose
Marc L. Rose, Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16	Employment offer letter executed by Victor S. Sloan, M.D, former Senior Vice President and Chief Medical Officer	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on October 14, 2005.
10.17†	Clinical Study Agreement executed October 19, 2005 between the Company and PAREXEL International LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.18†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.19	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.