Form 10-K
period 2009-05-31
PROTALEX INC
filed 2009-08-28
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended May 31, 2009
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
Yes ☐             No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” ”accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐    No☑

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $5,422,375 as of November 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 24, 2009 was 28,600,464.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2009

TABLE OF CONTENTS

Exhibit Index
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

As of the date of this Report, the Company has no employees and it has insufficient funds to cover future clinical trials and Chemistry, Manufacturing and Control or CMC related expenses beyond the third calendar quarter of 2009. If the Company is unable to raise sufficient additional funds, it  will likely be required to suspend or cease  further operations on or about the end of the third calendar quarter of 2009 until such financing is obtained, if ever.

These matters raise substantial doubt about the ability of the Company to continue as a going concern.

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  The effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would  see in  future clinical trials.  We currently have no product on the market. We initially targeted the autoimmune diseases idiopathic thrombocytopenic purpura, or ITP and rheumatoid arthritis, or RA.

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA.  We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced with our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I clinical trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100.  The basic safety data demonstrated that PRTX-100 was safe and well tolerated.  There were no deaths or serious adverse events.  The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial.  In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.

RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement.  In July 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming clinical trials. This second Phase I clinical trial extended the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and final results indicated that the drug was safe and well tolerated.  A Phase Ib randomized, double-blind, placebo-controlled, multiple dose, dose escalation safety and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in South Africa has been approved.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008. In calendar 2008, we enrolled nine patients of which five completed the trial and final results indicated that the drug was safe and well tolerated, although no efficacy data was obtained.  Subsequently, the Company obtained protocol approval to increase the dose range. While the Company has actively solicited patients in calendar 2009 under this new protocol, no patients have been enrolled as of the date of this Report.

As of the date of this Report, the Company has suspended  further recruitment of patients for its ITP clinical trials pending the raising of additional funding, the retention of additional clinical personnel and an evaluation of the Company's clinical trial programs.

Our bioregulatory compounds are based on the principle of normalizing the activities of immune cells at a more basic level than traditional pharmaceutical agents, which act upon the end products of complex body functions. In autoimmune disease models, PRTX-100, which is a natural compound, has reversed the pathologic process  resulting in a restoration and maintenance of normal healthy tissue.  This biotechnology could be applied to a range of serious autoimmune diseases that affect millions of sufferers worldwide, such as pemphigus, systemic lupus erythematosus or lupus, psoriasis, inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, insulin-dependent diabetes mellitus, and multiple sclerosis.  To date, however, we have not conducted any pre-clinical trials related to the treatment of these diseases and to do so would require substantial additional capital infusions.

.  Our business and laboratory operations are located in New Hope, Pennsylvania. We currently outsource all of  our activities to contract organizations and facilities. For example, we refine the manufacturing process of PRTX-100 under Current Good Manufacturing Practice, or cGMP.  Without adequate additional financing in the third calendar quarter of 2009, however, the Company runs the risk of not having adequate clinical trial material available to complete our ITP clinical trails if we continue to pursue ITP, which could also lead to a significant delay in commencing future clinical trial programs.

Our in-house research previously included demonstrating the efficacy of PRTX-100 in well established and characterized animal models of RA and other autoimmune diseases. For example, we have tested PRTX-100 in the murine collagen induced arthritis model, or CIA, which is considered to be a predictive efficacy model for RA in humans. This is the model that was used to test the efficacy of the FDA approved drug, etanercept, or Enbrel®. PRTX-100 has also demonstrated its efficacy in an animal model of systemic lupus erythematosus.  Additionally, our laboratory personnel have developed a pre-clinical ITP model with data showing that PRTX-100 inhibits the phagocytosis (ingestion) of platelets in vitro. Platelet phagocytosis is the effector limb of ITP.

We have concluded eight private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials.  Our research and development expenditures were $3,490,956, $7,657,127, and $5,562,485, for the years ended May 31, 2009, 2008, and 2007, respectively. The private placement in July 2006 raised approximately $15.2 million.  We have completed two Phase I clinical trials, commenced with the Phase Ib clinical trial for ITP in Australia and previously commenced the planning process for a Phase Ib clinical trial for RA in South Africa. Without adequate additional financing, however, the Company will be unable to fund the ongoing FDA approval process.

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

Markets

RA is a key focus for the Company. RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death.  According to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2009, RA affects about 1.0% of the U.S. population with a female to male ratio of 2 to 1 and approximately 10% of RA patients enter remission without treatment.  Of the remaining 90%, one third has mild disease, one-third has moderate disease and has some response to methotrexate and one-third has significant disease and has failed methotrexate.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment.  Current treatments are costly, and in most cases must be continued for decades. In contrast, we believe that bioregulatory therapy such as PRTX-100 could potentially provide these patients with a choice of therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio.   If ever developed and approved, we believe that our products would be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed.  Additionally, preliminary information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a wide range of autoimmune diseases, including, but not limited to, lupus, type I diabetes, and pemphigus.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding.  According to the Platelet Disorders Support Association, approximately 200,000 individuals are affected by ITP, with women affected approximately three times as often as men.  It can affect all ages and ethnic groups, and about 50% of the new cases occur in children.  Current treatment includes corticosteroids and removal of the spleen.  Although most cases can be controlled with therapy, the treatments can have significant side effects and there is currently no broadly effective curative therapy.  We believe that PRTX-100 would offer these patients an alternative therapy which is potentially more cost effective, efficacious, and results in fewer side effects.

Additionally, the Company’s business model contemplates the pursuit of FDA approval to treat other autoimmune diseases, where the drug’s ability to decrease the inflammatory response will abrogate the underlying disease processes. The BXSB animal model is a generalized autoimmune model, and suggests PRTX-100 may be utilized to treat a host of other autoimmune indications.

Competition

We believe, based on the pre-clinical trials and the result of the two Phase I clinical trials, that our compound, PRTX-100, has a potential competitive advantage, as it may require lower doses and has the potential to be more convenient, safer and more efficacious than existing therapies.  This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $15,000 to $19,980 per patient, according to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2009. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation, Johnson & Johnson, Inc. and Abbott Laboratories, dominating the market with their respective products, Enbrel®, Remicade® and Humira®.  According to the Cowen and Company, LLC report dated March 2009 for RA in 2008 Enbrel® generated revenue of $2.09 billion; Remicade® generated revenue of $1.55 billion; and Abbot’s Humira®, generated revenue of $1.38 billion. Other recent entrants into the RA market are Orencia® from Bristol-Myers Squibb and Rituxan® from Biogen Idec/Genentech which generated revenue of $360 million and $300 million for RA in 2008, respectively.

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

 We expect the Company’s U.S. patent issued in May 2007 to be a potential barrier to entry that could prevent competitors from implementing the same procedures as the Company.  However, the Company may be unable to protect these proprietary rights.  See the risk factor titled “If we are unable to protect, obtain and maintain our proprietary rights, we may not be able to compete effectively or operate profitably” on page 9 of this annual report.

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

•
Accelerated Approval.  Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA

When appropriate, we intend to seek fast track designation, accelerated approval or priority review for our drug candidates. We cannot predict whether any of our drug candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our drug candidates.

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

Patents, Trademarks, and Proprietary Technology

Our success will also depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258.  We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union.

Employees

We currently have no employees. The only management member of the Company providing services to the Company at this time is the Chief Financial Officer, Marc L. Rose, who is being compensated beyond his severance payments as a consultant as previously described in the Company’s Form 8-K Report filed on July 2, 2009. We have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified experienced technical, management and sales personnel in order to execute our business plan, carry out product development and secure advantages over our competitors, all of which is subject to raising adequate additional financing, if ever.

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

We have been focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and if we continue to operate we expect to continue to incur operating losses for at least the next several years. As of the date of this Report, the Company has no employees and it has insufficient funds to cover future clinical trials and CMC related expenses beyond the third calendar quarter of 2009.  We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2009, our cumulative net loss was $44,584,511. Our net loss was $7,230,206 for the fiscal year ended May 31, 2009. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

If we cannot raise additional capital on acceptable terms, we will be unable to complete planned clinical trials, obtain regulatory approvals, commercialize our product candidate or sustain our operations. Furthermore, if the Company is unable to raise sufficient additional funds, it  will likely be required to suspend or cease  further operations on or about the end of the third calendar quarter of 2009 until such financing is obtained, if ever.

As of the date of this Report, the Company has suspended the further recruitment of patients for its ITP clinical trials pending the raising of additional funding, the retention of additional clinical personnel and an evaluation of the Company's clinical trial programs.

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities.  If the Company is unable to raise sufficient additional funds, it  will likely be required to suspend or cease  further operations on or about the end of the third calendar quarter of 2009 until such financing is obtained, if ever.. Our future capital requirements will depend on many factors, including:
•	the progress of pre-clinical development and laboratory testing and clinical trials;
•	time and costs involved in obtaining regulatory approvals;
•	the number of indications we pursue;
•	costs in filing and prosecuting patent applications and enforcing or defending patent claims; and
•	the establishment of selected strategic alliances and activities required for product commercialization.

As of May 31, 2009, we had cash and cash equivalents of $2,637,292 and net working capital of $1,237,428 compared to cash and cash equivalents of $8,442,809 and working capital of $7,542,741 as of May 31, 2008.  We have suffered recurring losses from operations and negative cash flows.  As of the date of this Report, the Company has no employees and it has insufficient funds to cover future clinical trials and CMC related expenses beyond the third calendar quarter of 2009.  As a result, our independent registered accountants, Grant Thornton LLP, indicated in their report on our 2009 financial statements that there is substantial doubt about our ability to continue as a going concern.

We are considering all strategic options and also options for generating additional cash to fund our continuing business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. We cannot, however, be certain that additional financing will be available on acceptable terms or at all.

If we are unable to enroll enough patients to complete our clinical trials, regulatory agencies may delay their review of, or reject our applications, which may result in increased costs and harm our ability to develop products.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008. In calendar 2008, we enrolled nine patients of which five completed the trial and final results indicated that the drug was safe and well tolerated, although no efficacy data was obtained.  Subsequently, the Company obtained protocol approval to increase the dose range. While the Company has actively solicited patients in calendar 2009 under this new protocol, no patients have been enrolled as of the date of this Report.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous requirements.  The clinical trial process is also time consuming.  Even with adequate financing, we estimate that our clinical trials for PRTX-100 will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we can encounter problems that cause us to abandon or repeat clinical trials.  The commencement and completion of clinical trials may be delayed by several factors, including:
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

Our commercial success also depends, in large part, on our ability to obtain and maintain intellectual property protection for our technology covering our product candidates and avoiding infringement of the proprietary technology of others. Our ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our industry are still evolving. However, we will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We protect this information by entering into confidentiality agreements with parties that have access to it, such as potential investors, advisors employees and consultants. Any of these parties may breach the agreements and disclose our confidential information, or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent was to be disclosed to or independently developed by a competitor, our business and financial condition could be adversely affected.

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

Without adequate additional financing in the third calendar quarter of 2009, the Company runs the risk of not having adequate clinical trial material available to complete our clinical trails, which could also lead to a significant delay in continuing and /or commencing our clinical trial programs.

We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

If any of our potential products were approved by the FDA or foreign regulatory agencies for commercial sale, we would need to manufacture them in larger quantities. We have no manufacturing facilities at this time, and we have no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing equipment. Thus, we would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability.  Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve.  Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel.  For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow us to commercialize it.  If we are unable to increase the manufacturing capacity for PRTX-100, or any other product we may develop, we may experience delays in or shortages in supply when launching them commercially.

We have no experience selling, marketing or distributing our products and no internal capability to do so.

If we receive regulatory approval to commence commercial sales of PRTX-100, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we currently have no experience beyond our Board of Directors due to a lack of management. To market our product directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third-parties or gain market acceptance for our product. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third-parties. Those efforts may not succeed.

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

If we are unable to hire additional qualified scientific, sales and marketing, and other personnel, we  will not be able to achieve our goals.

We previously depended on the principal members of our management staff, including Steven H. Kane, our president and chief executive officer, and Marc L. Rose, CPA, our vice president of finance, chief financial officer, treasurer and corporate secretary and consultants such as Edward W. Bernton, MD, who served as our medical director. With the exception of Mr. Rose, who currently provides various financial services to the Company as a consultant, none of these individuals presently provide any services to the Company.  The Company has also subsequently retained a vendor to provide similar services previously provided by Dr. Bernton as the Company may request from time to time.  As previously disclosed in our Form 10-Q filed on April 14, 2009, Messers. Kane and Rose have voluntarily terminated their employment with the Company. Messers. Kane and Rose remain the CEO and CFO, respectively, of the Company. As of the date of this Report, while Mr. Rose has not accepted full time employment elsewhere, Mr. Kane is now also currently the Chairman and CEO of Patient Safety Technologies, Inc.  The loss of these individuals’ services may significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations if their replacements are not promptly retained. We face intense competition for such personnel and consultants. Such replacements are predicated, among other conditions, on the Company raising additional funding. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future, with or without adequate additional financing. We do not maintain key person life insurance on any of these individuals.

Further, we expect that our potential expansion into areas and activities requiring additional expertise, such as further clinical trials, governmental approvals, contract manufacturing and marketing, will place additional requirements on our management, operational and financial resources. We expect these demands will require an increase in management and scientific personnel and the development of additional expertise from that which the Company had previously retained.  The failure to attract and retain such personnel or to develop such expertise would impact prospects for our success.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of the introduction of new products by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	rumors relating to us or our competitors;
•	litigation or public concern about the safety of our potential products;
•	our quarterly operating results;
•	deviations in our operating results from the estimates of securities analysts;
•	FDA or international regulatory actions; and

•	depth and liquidity of the market for our common stock;
•	inability to raise adequate financing.

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal year ended May 31, 2009, our stock price ranged from a high of $1.01 to a low of $0.02 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

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

We originally entered into a three year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was to expire on February 28, 2007.  On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008.  In the fiscal third quarter of 2006, we invested $62,907 in leasehold improvements, which was amortized through January 2008.  On April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2009 with an option for an additional one year. In August 2008, we exercised the one year option and extended the lease term to January 31, 2010.  In July 2009, we subleased the original 3,795 square feet of office and laboratory space through January 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and we are not aware of threatened material legal proceedings to which any person, officer, affiliate of the Company or any owner of more than 5% of the Company’s stock is an adverse party to or has a material interest adverse to, the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended May 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on Over the Counter – Bulletin Board (OTCBB) under the symbol “PRTX”. The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported on the OTCBB during each quarter of the two most recent fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2008
First Quarter	$1.85	$1.20
Second Quarter	1.50	1.05
Third Quarter	1.50	1.01
Fourth Quarter	1.18	0.68
2009
First Quarter	$0.92	$0.36
Second Quarter	1.01	0.16
Third Quarter	0.30	0.04
Fourth Quarter	0.30	0.02

(b) Holders.    As of May 31, 2009, there were approximately 397 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2009 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials.  We currently have no product on the market.  The Company’s initial business model initially targeted the autoimmune diseases idiopathic thrombocytopenic purpura, or ITP, and Rheumatoid Arthritis, or RA.

As of the date of this Report, the Company has no employees and it has insufficient funds to cover future clinical trials and Chemistry, Manufacturing and Control or CMC related expenses beyond the third calendar quarter of 2009. If the Company is unable to raise sufficient additional funds, it will likely be required to suspend or cease further operations on or about the end of the third calendar quarter of 2009 until such financing is obtained, if ever. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA.  We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced with our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I clinical trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100.  The basic safety data demonstrated that PRTX-100 was safe and well tolerated.  There were no deaths or serious adverse events.  The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial.  In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.

RA is an autoimmune disease that causes the inflammation of the membrane lining multiple joints, resulting in pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes and cytokines that may damage bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement.  In July 2007, we commenced with an additional Phase I clinical trial designed to gain more detailed information on biomarkers, including gene expression profiling and platelet functional assessments which will allow for more optimized patient selection and targeting in the upcoming clinical trials. This second Phase I clinical trial extended the clinical investigation of PRTX-100 tolerability, PK, and pharmacodynamics, or PD, at higher dose ranges. Dosing was completed in July 2007 and final results indicated that the drug was safe and well tolerated.  A Phase Ib randomized, double-blind, placebo-controlled, multiple dose, dose escalation safety and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in South Africa has been approved and subject to adequate additional financing, we anticipate starting this clinical trial.

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008. In calendar 2008, we enrolled nine patients of which five completed the trial and final results indicated that the drug was safe and well tolerated, although no efficacy data was obtained.  Subsequently, the company obtained approval of the protocol to increase the dose range and continues to actively solicit patients in calendar 2009; however no patients have been enrolled as of the date of this report.

As of the date of this Report, the Company has suspended the further recruitment of patients for its ITP clinical trials pending the raising of additional funding, the retention of additional clinical personnel and an evaluation of the Company's clinical trial programs.

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

Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets, which primarily consist of net operating loss carry-forwards. We have recorded a full valuation allowance of $18,842,000 as of May 31, 2009, due to uncertainties related to our ability to utilize such net operating loss carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable, if at all.

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

Results of Operations

Fiscal year ended May 31, 2009 compared to fiscal year ended May 31, 2008

Research and Development Expenses – Research and Development expenses decreased from $7,657,127 in 2008 to $3,490,956 in 2009.  The decrease of $4,166,171, or 54%, was primarily the result of fewer personnel along with lower manufacturing and regulatory consulting related expenses.  Also, included in Research & Development expenses in 2009 was $223,961 compared to $334,228 in 2008 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses - Administrative expenses increased from $2,759,463 in 2008 to $3,505,259 in 2009.  The increase of $745,796, or 27%, was primarily due to the impact of accruing for the severance which totaled $1,185,638, along with $529,307 compared to $676,797 in 2008 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Professional Fees - Professional fees decreased from $619,314 in 2007 to $365,670 in 2009. The decrease of $253,644, or 41%, was due to a decrease in business development activities pertaining to potential strategic partnerships and investor relations activity as compared to the same period last year.

Interest income - Interest income decreased from $549,292 in 2008 to $57,651 in 2009.  The decrease of $491,641 or 90% was attributed to a decrease in interest bearing cash balances resulting from the use of cash for operations and lower interest rates as compared to the same period last year.

Fiscal year ended May 31, 2008 compared to fiscal year ended May 31, 2007

Research and Development Expenses – Research and Development expenses increased from $5,562,485 in 2007 to $7,657,127 in 2008.  The increase of $2,094,642, or 38%, was primarily the result of conducting and planning clinical trials including regulatory consulting along with product manufacturing, formulation and qualification related costs. On January 2, 2007, the Company terminated the employment of Victor S. Sloan, MD, former Senior Vice President and Chief Medical Officer, under the terms of his employment agreement, which resulted in an expense related to severance of approximately $290,000.  Also, included in Research & Development expenses in 2008 was $334,228 compared to $395,625 in 2007 for stock option compensation expense subsequent to the adoption of SFAS No. 123R.

Administrative Expenses - Administrative expenses decreased from $3,360,252 in 2007 to $2,759,463 in 2008.  The decrease of $600,789, or 18%, was primarily due to stock option compensation expense.  Included in Administrative expenses in 2008 was $676,797 for stock option compensation expense compared to $1,431,255 in 2007.

Professional Fees - Professional fees increased from $544,903 in 2007 to $619,314 in 2008. The increase of $74,411, or 14%, was due to an increase in business development activities pertaining to potential strategic partnerships as compared to the same period last year.

Interest income - Interest income decreased from $1,020,820 in 2007 to $549,292 in 2008.  The decrease of $471,528, or 46% was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same period last year.

Liquidity and Capital Resources

Since 1999, we have incurred significant losses, and we expect to experience operating losses and negative operating cash flow for the foreseeable future. Our primary source of cash to meet short-term and long-term liquidity needs is the sale of shares of our common stock.  If the Company is unable to raise sufficient additional funds, it  will likely be required to suspend or cease  further operations on or about the end of the third calendar quarter of 2009 until such financing is obtained, if ever. These matters raise substantial doubt about the ability of the Company to continue as a going concern. We issue shares in private placements at a discount to the current market price, as such the resale of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-tradable shares on the open market.

On September 18, 2003, we raised $12,657,599 through the sale of 7,445,646 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. The warrants expired on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

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

The following is a summary of selected cash flow information for the fiscal years ended May 31, 2009, 2008 and 2007:

	Year Ended May 31, 2009	Year Ended May 31, 2008	Year Ended May 31, 2007
Net loss	$(7,230,206)	$(10,490,758)	$(8,451,942)
Adjustments for non-cash operating items	803,067	1,188,064	1,996,715
Net cash operating loss	$(6,427,139)	$(9,302,694)	$(6,455,227)
Net change in assets and liabilities	421,622	199,349	(120,785)
Net cash used in operating activities	$(6,005,517)	$(9,103,345)	$(6,576,012)
Net cash provided/(used) in investing activities	$200,000	$—	$(403,674)
Net cash provided by financing activities	$—	$—	$14,533,295

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2009, 2008 and 2007 were primarily for research and development expenditures for PRTX-100 and administrative operations.  We expect to continue to use cash resources to fund operating losses and/or the  wind-down of our operations if additional financing is not obtained . Even with additional financing, we would expect to continue to incur operating losses in fiscal 2010 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the fiscal year ended May 31, 2009 resulted from the sale of capital equipment and net cash used by investing activities for fiscal year ended May 31, 2007 relates primarily to the acquisition of capital equipment.  Subject to adequate additional financing, we expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the fiscal years ended May 31, 2007 resulted primarily from the sale of shares of common stock and the exercise of warrants and stock options.

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

We expect to continue to use our cash and investments resources to fund operating and investing activities. Our existing cash and cash equivalents of $2,637,292 as of May 31, 2009 will be sufficient to fund operations into the third calendar quarter of 2009.  We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities. In order to raise additional capital, we expect to seek financing through the private or public sales of our securities, which may include common stock, debt and/or warrants to purchase common stock.

Off Balance Sheet Arrangements and Contractual Obligations

We have entered into the following contractual obligations:

•
Employee Agreements-Officers. As previously disclosed in our Form 10-Q filed on April 14, 2009, Messers. Kane and Rose voluntarily terminated their employment. Messers. Kane and Rose remain the CEO and CFO, respectively, of the Company. As of the date of this report, while Mr. Rose has not accepted full time employment elsewhere, Mr. Kane is now currently also the Chairman and CEO of Patient Safety Technologies, Inc.

•
Directors Agreements.  To attract and retain qualified candidates to serve on the board of directors, we have previously entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro under which Messrs. Raab, Holstrom, Dr. Bauer, Mr. Tombros, Mr. Dougherty and Mr. Stagnaro receive aggregate annual cash payments aggregating $150,000, $20,000, $20,000, $20,000, $20,000 and $20,000 respectively, as directors’ fees.  Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside Directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who are currently entitled to a Director's cash fee agreed to waive all such accrued and unpaid Director cash fees and terminate any rights for further cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other Directors, those cash fees ceased as of February 1, 2009. In addition, each of these Directors agreed to terminate immediately all of their existing stock options in the Company (vested and unvested).

•
Operating Lease – Office Space. We have entered into a three-year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004 and was originally to expire on February 28, 2007.  On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008 and on April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2010.

•	Operating Lease – Copier. We entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No.162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flow. The Company will update the disclosures for the appropriate FASB codification reference after adoption in the second quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of May 31, 2009 through the date this annual report is filed on August 28, 2009.

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

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes.  Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of Interpretation 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the June 1, 2007 balance of retained earnings.

The Company is subject to US federal income tax as well as income taxes of state jurisdiction. The Company is not currently under examination by any Federal or state jurisdiction. The federal statute of limitations and state are opened from inception forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s financial statements over the next twelve months. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of May 31, 2009, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously disclosed in our Form 10-Q filed on April 14, 2009, Messers. Kane and Rose voluntarily terminated their employment. Messers. Kane and Rose remain the CEO and CFO, respectively, of the Company. As of the date of this report, while Mr. Rose has not accepted full time employment elsewhere, Mr. Kane is now currently also the Chairman and CEO of Patient Safety Technologies, Inc.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2009 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

ITEM 9B.        OTHER INFORMATION

As of the date of this Report, the Company and each of its current directors and executive officers have agreed to enter into an indemnification agreement (the “Indemnification Agreement”). It is anticipated that future directors and officers of the Company will enter into an Indemnification Agreement with the Company in substantially similar form. The Indemnification Agreement provides, among other things, that the Company will indemnify and hold harmless each person subject to an Indemnification Agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of the Company or serving at the request of the Company as a director, officer, employee, fiduciary or agent of another entity. The Indemnification Agreement further provides that, upon an Indemnified Party’s request, the Company will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law. Pursuant to the Indemnification Agreement, an Indemnified Party is presumed to be entitled to indemnification and the Company has the burden of proving otherwise. The Indemnification Agreement also requires the Company to maintain in full force and effect directors’ liability insurance on the terms described in the Indemnification Agreement. If indemnification under the Indemnification Agreement is unavailable to an Indemnified Party for any reason, the Company, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

The foregoing summary of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement attached as Exhibit 10.21 and incorporated herein by reference.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors and executive officers are as follows:

Name	Age	Position and Offices Held with the Company
G. Kirk Raab + #	73	Chairman of the Board
Steven H. Kane +	56	President, Chief Executive Officer and Director
Marc L. Rose, CPA	44	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Eugene A. Bauer, M.D. #	67	Director
Frank M. Dougherty + #	61	Director
Carleton A. Holstrom *	73	Director
Dinesh Patel, Ph.D. *	58	Director
Thomas P. Stagnaro *	66	Director
Peter G. Tombros #	67	Director

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

Steven H. Kane has served on the Company’s board of directors since December 2002. He is currently the Chairman and CEO of Patient Saftey Technologies, Inc., and President and Chief Executive Officer of the Company. He has over 25 years experience in the health care industry. From  April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson.

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

Eugene A. Bauer, M.D. has served on the Company’s Board of Directors since February 2005.  Dr, Bauer is President & Chief Medical Officer and member of the Board of Directors of Peplin, Inc., a public company traded on the ASX in Australia. From 2004 to 2008 he was Chief Executive Officer and board member of Neosil Incorporated, a privately held biotechnology company that was acquired by Peplin in 2008.  From 2002 to 2004 Dr. Bauer was a Senior Client Partner with Korn/ Ferry International. Dr. Bauer served as Vice President for the Stanford University Medical Center from 1997 to 2001, and as Dean of the Stanford University School of Medicine from 1995 through 2001. Dr. Bauer was a founder of Connetics and served as an Emeritus Director of Connetics Corp until its sale to Stiefel Laboratories in 2006. Since 1988 he has been Professor, Department of Dermatology, Stanford University School of Medicine, and was Chief of the Dermatology Service at Stanford University Hospital from 1988 to 1995. From 1982 to 1988, he was a professor at Washington University School of Medicine. Dr. Bauer has served as Chairman of two National Institutes of Health study sections of the National Institute of Arthritis and Musculoskeletal and Skin Diseases and has served on a board of scientific counselors for the National Cancer Institute. Dr. Bauer also serves as a director of Medgenics, Inc., a development stage biotechnology company listed on the LSE/AIM.  Dr. Bauer is a director of two privately held companies, Arbor Vita Corporation and Medisync Bioscience, Inc., and he is a director of the American Dermatological Association, a non-profit professional society.  Dr. Bauer holds B.S. and M.D. degrees from Northwestern University.

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

Carleton A. Holstrom has served on the Company’s Board of Directors since October 2004. From 1977 through 1987, Mr. Holstrom was the Chief Financial Officer of Bear, Stearns & Co. and its successor, The Bear Stearns Companies, Inc., and from 1987 until 2008 was the Managing Director Emeritus. From 1996 to 1997, Mr. Holstrom was the Chief Financial Officer of Scientific Learning Corporation. From 1983 until 2009, Mr. Holstrom served on the Board of Directors of Custodial Trust Company of Princeton, New Jersey, and from 1995 until 2009 was a director of Scientific Learning Corporation of Oakland, California.  Since 2008, Mr. Holstrom has served on the board of Carl Marks & Co. LLC.

Dinesh Patel, PhD has served on the Company’s Board of Director since September 2003. He is a Managing Director and Founding Partner of vSpring Capital, an early stage venture capital fund with $400 million under management. From 1999 to 2004 Dr. Patel was also the Founder, Chairman, President  & CEO of Ashni Naturaceuticals, Inc. a company that specializes in the research, development and marketing of clinically tested and patent-protected naturaceutical products. In 1999, Dr. Patel co-founded and was the Chairman of Salus Therapeutics, Inc., a biotechnology company focused on the research and development of nucleic acid-based therapeutics, including antisense and gene therapy drugs.. From 1985 through 1999, Dr. Patel served as Co-founder, Chairman of the Board of Directors, President & CEO, of Thera Tech, Inc., a Salt Lake City, Utah based company, that has been a pioneer in the development and manufacture of innovative drug delivery products.. Dr. Patel has been the recipient of numerous awards, including US Small Business Administration’s Business Achiever Award, and Scientific and Technology Award (State of Utah) and Entrepreneur of the Year Award (Mountain West Venture Group). Dr. Patel got his undergraduate degree from India and his doctorate degree from University of Michigan. Dr. Patel is active in the Indian and local community serving on several boards and as an active donor for various charitable causes.

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

Peter G. Tombros has served on the Company’s Board of Directors since November 2005.  Mr. Tombros is currently Professor and Executive in Residence in the Eberly College of Science BS/MBA Program at the Pennsylvania State University.  From 2002 to 2005, Mr. Tombros served as CEO and Chairman of the Board of VivoQuest, a private drug discovery company which combined proprietary natural product chemistry and proprietary biological assays to develop small molecule products for antiviral diseases. VivoQuest was sold to XTL Biosciences in September, 2005.  Prior to that, Mr. Tombros served as President and CEO of Enzon Pharma.  From 1968 to 1994 Mr. Tombros was at Pfizer Inc. where he helped to build the Pharmaceutical Business in a variety of positions including Vice President of Marketing, Senior Vice President and General Manager and Executive Vice President, Pfizer Pharmaceuticals. Mr. Tombros presently serves on two other public company boards including Cambrex (NYSE), and NPS Pharmaceuticals (NASDQ).  Mr. Tombros received his BS and MS degrees from Penn State and his MBA from the University Of Pennsylvania Wharton School Of Business.

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

Audit Committee

The members of the Audit Committee are Messrs. Holstrom, Stagnaro and Dr. Patel.  As of May 31, 2009, the chair of the Audit Committee was Mr. Holstrom. The Company believes Mr. Holstrom is qualified as an audit committee financial expert within the meaning of Securities and Exchange Commission regulations. In addition, the Board has determined, in accordance with the listing standards of the NASDAQ Capital Market that Mr. Holstrom meets the standards of financial sophistication set forth therein and that each other member of the audit committee is able to read and understand fundamental financial statements.

The Audit Committee meets with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee also meets with the independent auditors and with our own appropriate financial personnel and internal auditors regarding these matters. The independent auditors meet privately with the Audit Committee and have unrestricted access to this committee. The Audit Committee recommends to our Board the appointment of the independent auditors. The Audit Committee is also responsible for the pre-approval of any non-audit services provided to the Company by the independent auditors, as described in more detail in the Audit Committee Charter.  The Audit Committee held four meetings during the fiscal year ended May 31, 2009. The charter of the Audit Committee is available on the Investor Information section of the Company’s website (www.protalex.com).

Nominating and Corporate Governance Committee

The Corporate Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance evaluation. The Nominating and Corporate Goverence Committee met two times during fiscal 2009.  The charter of the Corporate Governance and Nominating Committee is available on the Investor Information section of the Company’s website (www.protalex.com).

The members of the Nominating and Corporate Governance Committee are Messrs. Raab, Kane and Dougherty.  Mr. Kane is not considered independent because he is the Company’s President and Chief Executive Officer.  As of May 31, 2009, the chair of the Nominating and Corporate Governance Committee was Mr. Dougherty.  The functions of this committee include recommending to our full Board nominees for election as Directors.  Prior to the establishment of the Nominating and Corporate Governance Committee, its functions were performed by the entire Board.

Although there is no formal procedure for stockholders to recommend nominees for the Board, the Nominating and Corporate Governance Committee will consider such recommendations if received at least 120 days in advance of the Annual Meeting of Stockholders. Such recommendations should be addressed to the Nominating and Corporate Governance Committee at our address and provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Compensation Committee

The Compensation Committee annually reviews the performance and total compensation package for the Company’s executive officers, including the Chief Executive Officer; considers the modification of existing compensation and employee benefit programs, and the adoption of new plans; administers the terms and provisions of the Company’s equity compensation plans; and reviews the compensation and benefits of non-employee directors. The Compensation Committee met three times during fiscal 2009. The charter of the Compensation Committee is available on the Investor Information section of the Company’s website (www.protalex.com).

The members of the Compensation Committee are Messrs. Raab, Dougherty, Tombros and Dr. Bauer.  As of May 31, 2009, the chair of the Compensation Committee was Mr. Raab.  Except for our CEO and Director, Mr. Steven H. Kane, who also serves as the CEO and a Board member of Patient Safety Technologies, Inc., none of our executive officers serves as a member of the Board of Directors or compensation committee of an entity that has an executive officer serving as a member of our Board or our Compensation Committee.

Code of Ethics

Our board of directors adopted a code of ethics that applies to its directors, officers and employees as well as those of its subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 145 Union Square Drive, New Hope, PA 18938.

Family Relationships

There are no family relationships between or among any officer or director of the Company.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2009 and 2008:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total ($)

Steven H. Kane,
President and	2009	350,000	—	—	107,040	—	—	30,021	487,061
Chief Executive Officer	2008	400,000	75,000	—	—	—	—	29,745	504,745

Marc L. Rose, CPA,
Vice President and	2009	201,250	—	—	35,680	—	—	—	236,930
Chief Financial Officer	2008	230,000	40,000	—	37,644	—	—	—	307,644

(1)
In January 2008 and 2009, the Compensation Committee did not authorize salary increases for Messrs. Kane and Rose for calendar years 2008 or 2009, respectively.  Effective, April 16, 2009, salary payments ceased under Messrs. Kane and Rose Employment Agreements pursuant to Settlement Agreements as disclosed in our Form 10-Q filed on April 14, 2009.

(2)
In July 2008, the Compensation Committee granted the following option awards: Mr. Kane 300,000 and Mr. Rose 100,000. In January 2008, the Compensation Committee granted the following option awards: Mr. Rose 40,000.

(3)
Amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment.” See Note 3. of the financial statements of the Company’s Annual Report for the year ended May 31, 2009 regarding assumptions underlying valuation of equity awards.

(4)	This column represents the dollar amount for the Company paid portion of Mr. Kane’s health insurance that is outside the Company’s standard insurance provided to all other employees.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Effective April 15, 2009, the Company’s President and Chief Executive Officer, Steven H. Kane, pursuant to a Settlement Agreement voluntarily resigned and terminated his employment with the Company. Mr. Kane however, continues to serve as the President and Chief Executive Officer for the Company at the pleasure of the Board of Directors without any further compensation except his severance. Mr. Kane remains on the Board of Directors as of the date of this Report.  On April 30, 2009, the Company commenced paying Mr. Kane pursuant to his existing severance arrangement thirty-six (36) equal bi-weekly installments of pay totaling Six Hundred Thousand Dollars ($600,000) together with a sum during this period equal to the existing premiums previously paid by the Company for Mr. Kane’s health and dental insurance coverage. Mr. Kane agreed to cooperate with and assist the Company until he otherwise notifies the Company’s Chairman, G. Kirk Raab, that he is ceasing such assistance, to achieve and to participate in the following for the Company: (1) oversight of the clinical trials in Australia; (2) assist with Securities and Exchange Commission filings; (3) facilitate accounts payable; and (4) otherwise cooperate with the reasonable requests of the Company's Chairman to provide information and assistance to the Company related to the performance of his former duties. In partial consideration of the compensation paid to Mr. Kane under his Settlement Agreement, Mr. Kane agreed that, not withstanding his entitlement to the immediate vesting of all unvested stock options currently held by Mr. Kane, all such stock options  would not immediately vest but  rather vest in accordance with their current vesting schedules until such time that Mr. Kane or Mr. Raab inform the other that Mr. Kane shall no longer provide the Company with the assistance described above.  At such time, all further vesting of Mr. Kane’s stock options will cease.

Effective April 15, 2009, the Company’s Chief Financial Officer, Marc L. Rose, pursuant to a Settlement Agreement voluntarily resigned and terminated his employment with the Company. Mr. Rose, however, continues to serve as the Chief Financial Officer for the Company at the pleasure of the Board of Directors pursuant to a Consulting Agreement previously disclosed by the Company’s 8-K filed on July 2, 2009 with the SEC. On April 30, 2009, the Company commenced paying Mr. Rose pursuant to his existing severance arrangement twenty-four (24) equal bi-weekly installments of severance pay totaling Two Hundred Thirty Thousand Dollars ($230,000) together with a sum equal to the existing premiums previously paid by the Company for Mr. Rose’s health and dental coverage (“Severance Payments”).  Any such Severance Payments will be offset by income which Mr. Rose may earn from third-parties as an employee or consultant during this period. In addition to his consulting arrangement, Mr. Rose has agreed to cooperate with and assist the Company until he resigns as the Company’s Chief Financial Officer or otherwise obtains other full-time employment or his Severance Payments have been paid in full, whichever occurs first,  to achieve and to participate in the following for the Company: (1) assist with Securities and Exchange Commission filings; (2) facilitate accounts payable;  (3) work with the Company’s accountants on tax issues and (4) otherwise cooperate with the reasonable requests of the Company’s Chief Executive Officer to provide information and assistance to the Company related to the performance of Mr. Rose’s former duties.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven H. Kane, President and Chief Executive Officer	863,242	—		—	$1.50	12/16/2012	—	—	—	—
	100,000	—		—	1.50	8/13/2013	—	—	—	—
	75,000	—		—	2.13	1/22/2014	—	—	—	—
	175,000	—		—	2.55	1/13/2015	—	—	—	—
	25,000	—		—	2.65	10/25/2015	—	—	—	—
	25,000	—		—	2.87	10/24/2016	—	—	—	—
	100,000	41,668	(1)	—	2.30	1/18/2017	—	—	—	—
	300,000	237,500	(2)	—	0.45	7/24/2018	—	—	—	—

Marc L. Rose, CPA, Vice President and Chief Financial Officer	100,000	—		—	2.55	1/13/2015	—	—	—	—
	13,571	566	(3)	—	2.80	7/29/2015	—	—	—	—
	30,000	5,001	(4)	—	2.85	1/11/2016	—	—	—	—
	50,000	17,709	(5)	—	2.87	10/24/2016	—	—	—	—
	50,000	20,834	(6)	—	2.30	1/18/2017	—	—	—	—
	40,000	26,664	(7)	—	1.30	1/17/2018	—	—	—	—
	100,000	79,165	(8)	—	0.45	7/24/2018	—	—	—	—

(1)	These stock options, granted on January 18, 2007, vest over four years at the rate of 1/48th per month.
(2)	These stock options, granted on July 24, 2008, vest over four years at the rate of 1/48th per month.
(3)	These stock options, granted on July 29, 2005 vest over four years at the rate of 1/48th per month.
(4)	These stock options, granted on January 11, 2006, vest over four years at the rate of 1/48th per month.
(5)	These stock options, granted on October 24, 2006, vest over four years at the rate of 1/48th per month.
(6)	These stock options, granted on January 18, 2007, vest over four years at the rate of 1/48th per month.
(7)	These stock options, granted on January 17, 2008, vest over four years at the rate of 1/48th per month.
(8)	These stock options, granted on July 24, 2008, vest over four years at the rate of 1/48th per month.

Compensation of Directors

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended May 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
G. Kirk Raab (2)	125,000	—	53,520	—	—	—	178,520

Eugene A. Bauer, M.D.(3)	13,336	—	53,520	—	—	—	66,856

Frank M. Dougherty (4)	8,335	—	53,520	—	—	—	61,855

Carleton A. Holstrom (5)	13,336	—	53,520	—	—	—	66,856

Dinesh Patel, Ph.D. (6)	—	—	108,870	—	—	—	108,870

Thomas P. Stagnaro (7)	8,335	—	53,520	—	—	—	61,855

Peter G. Tombros (8)	13,336	—	53,520	—	—	—	66,856
(1)	These stock options, granted on July 24, 2008, 25% vested immediately and the remainder were scheduled to vest at 1/36th per moth starting in July 2009. and are determined in accordance with FAS 123R.

(2)	As of May 31, 2009, Mr. Raab has 0 stock options outstanding.
(3)	As of May 31, 2009, Dr. Bauer has 0 stock options outstanding.
(4)	As of May 31, 2009, Mr. Dougherty has 0 stock options outstanding.
(5)	As of May 31, 2009, Mr. Holstrom has 0 stock options outstanding.
(6)	As of May 31, 2009, Dr. Patel has 150,000 stock options outstanding and 37,500 are vested and exercisable.
(7)	As of May 31, 2009, Mr. Stagnaro has 0 stock options outstanding.
(8)	As of May 31, 2009, Mr. Tombros has 0 stock options outstanding.

Directors received stock-based compensation for their services as directors during the fiscal year ended May 31, 2009. The Company issued 1,050,000 stock options to non-employee directors during such fiscal year, at an weighted average exercise price of $0.41 and aggregate expense in accordance with SFAS 123R of $429,990.  Directors do not receive separate meeting fees, but are reimbursed for out-of-pocket expenses. We do not provide a retirement plan for our non-employee directors.

The Company had an agreement with its Chairman to pay $12,500 per month as a director fee.  For the fiscal year ended May 31, 2009, the Company incurred $125,000 for this director’s fee. The Company had an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD , Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each of them $1,667 per month on a quarterly basis payable in arrears as a director fee. For the fiscal year ended May 31, 2009, the Company incurred $56,678 for these directors’ fees.

Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside Directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who were entitled to a Director's cash fee agreed to waive all such accrued and unpaid Director cash fees and terminate any rights for further cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other Directors, those cash fees ceased as of February 1, 2009. In addition, each of these Directors  agreed to terminate immediately all of their existing stock options in the Company (vested and unvested).

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Raab, Dougherty, Tombros and Dr. Bauer.  As of May 31, 2009, the chair of the Compensation Committee was Mr. Raab.  The functions of this committee include administering management incentive compensation plans, establishing the compensation of officers and reviewing the compensation of Directors. None of the Compensation Committee members has ever served as an executive officer of the Company.  Except for our CEO and Director, Mr. Steven H. Kane, who also serves as the CEO and a Board member of  Patient Safety Technologies, Inc.,, no executive officers of the Company served as a director or a member of the Compensation Committee of another entity, one of whose executive officers either served on our Board of Directors or on its Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth in the following table is the beneficial ownership of common stock as of August 24, 2009 for our directors, the named executive officers listed in the Summary Compensation Table, our directors and executive officers as a group and each person or entity known by us to beneficially own more than five percent of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of August 24, 2009, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 28,600,464 shares of common stock outstanding as of August 24, 2009, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 145 Union Square Drive, New Hope, PA 18938.

	Shares Beneficially Owned
Name and Title	Number		Percent
G. Kirk Raab, Chairman of the Board and Director	—		*
Steven H. Kane, Chief Executive Officer, President and Director	1,647,080	(1)	5.5%
Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	302,827	(2)	1.0%
Eugene A. Bauer, M.D., Director	—		*
Frank M. Dougherty, Director	360,581	(3)	1.3%
Carleton A. Holstrom, Director	20,000		*
Thomas P. Stagnaro, Director	4,000		*
Peter G. Tombros, Director	50,000	(4)	*
Dinesh Patel, Ph.D., Director	3,749,914	(5)	12.9%
vSpring SBIC, L.P. Attn: Dinesh Patel 2795 E. Cottonwood Pkwy, Suite 360 Salt Lake City, UT 84121	3,749,914	(6)	12.9%
John E. Doherty, Former Director	2,961,549	(7)	10.3%
All officers and directors as a group (7 persons)	6,134,402	(8)	20.0%
*Indicates less than 1%.

(1)	Includes options to purchase 1,423,659 shares of our common stock and warrants to purchase 7,778 shares of our common stock exercisable within 60 days of August 24, 2009.

(2)	Includes options to purchase 287,827 shares of our common stock exercisable within 60 days of August 24, 2009.

(3)	Includes warrants to purchase 3,778 shares of our common stock exercisable within 60 days of August 24, 2009.

(4)	Includes warrants to purchase 10,000 shares of our common stock exercisable within 60 days of August 24, 2009.

(5)	Includes options to purchase 37,500 shares of our common stock and warrants to purchase 376,667 shares of our common stock exercisable within 60 days of August 24, 2009.

(6)	Includes options to purchase 37,500 shares of our common stock and warrants to purchase 376,667 shares of our common stock exercisable within 60 days of August 24, 2009.

(7)	Includes options to purchase 10,000 shares of our common stock and warrants to purchase 27,778 shares of our common stock exercisable within 60 days of August 24, 2009.

(8)	Includes options to purchase 1,748,986 shares of our common stock and warrants to purchase 398,223 shares of our common stock exercisable within 60 days of August 24, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	1,939,890	$1.63	2,556,110
Equity compensation plans not approved by security holders – Stand Alone Option Grants	1,356,922	$1.48	—

Total	3,296,812	$1.57	2,556,110

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended May 31, 2009, May 31, 2008 and May 31, 2007, the Company incurred $7,677, 48,633, and $81,352 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP served as our registered independent auditor for the most recently completed fiscal year, and has served in that role since its appointment by the Audit Committee on February 24, 2003.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  The services may include audit services, audit-related services, tax services and other services.  The independent auditors and management are required are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Fees

The aggregate fees  billed or to be billed  by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended May 31, 2009 and review of the financial statements included in the Company’s Form 10-Qs for the fiscal year ended May 31, 2009 totaled $79,351. The aggregate fees  billed  by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended May 31, 2008 and review of the financial statements included in the Company’s Form 10-Qs for the fiscal year ended May 31, 2008 totaled $129,400.

Audit-Related Fees

The aggregate fees  billed by Grant Thornton LLP for professional services rendered for the audit of the Company’s registration statements on Form S-1 during the fiscal year ended May 31, 2008 totaled $12,000.

Tax Fees

Grant Thornton LLP did not bill any fees for professional services rendered for tax compliance, tax advice or  tax planning for the fiscal years ended May 31, 2008 and May 31, 2009.

All Other Fees

Except as described above, no other fees were billed by Grant Thornton LLP for any other services during the last two fiscal years.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to the Index to Financial Statements on page F-1 of this Annual Report which is filed as part of this Annual Report and incorporated by reference herein.

2. Financial Statement Schedules

None

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-QSB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.

10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.17	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
10.18	Settlement Agreement with Steven H. Kane, President, Chief Executive Officer and Director dated April 14, 2009	Filed herewith
10.19	Settlement Agreement with Marc L. Rose, Vice President, Finance, Chief Financial Officer, Secretary and Treasurer dated April 14, 2009	Filed herewith
10.20	Cash Waiver & Option Termination Agreement dated April 10, 2009 with G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro	Filed herewith
10.21	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2009

Protalex, Inc.
By:	/s/ Steven H. Kane
Name:	Steven H. Kane
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Kirk Raab	Chairman of the Board and Director	August 28, 2009
G. Kirk Raab

/s/ Steven H. Kane	President, Chief Executive Officer and Director (Principal	August 28, 2009
Steven H. Kane	Executive Officer)

/s/ Marc L. Rose, CPA	Vice President of Finance, Chief Financial Officer, Treasurer	August 28, 2009
Marc L. Rose	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Eugene A. Bauer, MD	Director	August 28, 2009
Eugene A. Bauer

/s/ Frank M. Dougherty	Director	August 28, 2009
Frank M. Dougherty

/s/ Carleton A. Holstrom	Director	August 28, 2009
Carleton A. Holstrom

/s/ Dinesh Patel, PhD	Director	August 28, 2009
Dinesh Patel

/s/ Thomas P. Stagnaro	Director	August 28, 2009
Thomas P. Stagnaro

/s/ Peter G. Tombros	Director	August 28, 2009
Peter G. Tombros

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Protalex, Inc.

We have audited the accompanying balance sheets of Protalex, Inc. (a Delaware corporation in the development stage) (the Company) as of May 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2009, 2008, and 2007 and for the cumulative period from inception through May 31, 2009, as it relates to the fiscal years ended May 31, 2009, 2008, and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years ended May 31, 2009, 2008, and 2007, and for the cumulative period from inception through May 31, 2009, as it relates to the fiscal years ended May 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company is in the development stage and has not commenced operations and thus since inception has incurred an accumulated deficit of $44,584,511 through May 31, 2009. Its ability to continue as a going concern is dependent upon developing products that are regulatory approved and market accepted. To achieve this successfully, additional sources of capital are needed to fund operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP

Philadelphia, Pennsylvania

August 28, 2009

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

May 31,

	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$2,637,292	$8,442,809
Prepaid expenses	193,757	429,207

Total current assets	2,831,049	8,872,016

PROPERTY & EQUIPMENT:
Lab equipment	327,287	692,761
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	653,942	1,019,416
Less accumulated depreciation	(628,780)	(823,649)
	25,162	195,767
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $9,753 and $8,733 as of May 31, 2009 and May 31, 2008, respectively	10,547	11,567

Total other assets	18,537	19,557

Total assets	$2,874,748	$9,087,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$398,734	$1,277,555
Payroll and related liabilities	1,185,638	35,262
Accrued expenses	8,057	15,000
Deferred rent	1,192	1,458

Total liabilities	1,593,621	1,329,275

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001, 100,000,000 shares authorized 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	45,865,352	45,112,084
Deficit accumulated during the development stage	(44,584,511)	(37,354,305)

Total stockholders’ equity	1,281,127	7,758,065

Total liabilities and stockholders’ equity	$2,874,748	$9,087,340

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2009, 2008 and 2007, and
From Inception (September 17, 1999) through May 31, 2009

				From Inception
	Year Ended	Year Ended	Year Ended	Through
	May 31, 2009	May 31, 2008	May 31, 2007	May 31, 2009

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development (including depreciation and amortization)	(3,490,956)	(7,657,127)	(5,562,485)	(27,753,874)
Administrative (including depreciation and amortization)	(3,505,259)	(2,759,463)	(3,360,252)	(15,614,637)
Professional fees	(365,670)	(619,314)	(544,903)	(3,245,134)
Depreciation and amortization	(4,146)	(4,146)	(5,122)	(163,816)

Operating Loss	(7,366,031)	(11,040,050)	(9,472,762)	(46,777,371)

Other income (expense)
Interest income	57,651	549,292	1,020,820	2,195,878
Interest expense	-	-	-	(70,612)
Gain on disposal of equipment	78,174	-	-	67,594

Net Loss	$(7,230,206)	$(10,490,758)	$(8,451,942)	$(44,584,511)

Weighted average number of common shares outstanding	28,600,464	28,600,464	28,083,103	18,392,537

Loss per common share – basic and diluted	$(.25)	$(.37)	$(.30)	$(2.42)

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through May 31, 2009

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

From Inception (September 17, 1999) through May 31, 2009

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

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2009

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	$14,683,854	$1,052,008	—	$(6,739,474)	$8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee		(20,000)	—	—	—	(20,000)
January 13, 2005 – common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04		(14,701,935)	14,701,935	—	—	0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	$194	$20,913,822	—	$(12,307,203)	$8,606,813
August 23, 2005 – common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 – issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	$224	$27,740,976	—	$(18,411,605)	$9,329,595

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2009

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – shared-based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	$286	$44,101,059	$—	$(26,863,547)	$17,237,798
June 1, 2007 – May 31, 2008 – shared-based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	$286	$45,112,084	$—	$(37,354,305)	$7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	28,600,464	$286	$45,865,352	$—	$(44,584,511)	$1,281,127

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2009, 2008 and 2007 and From
Inception (September 17, 1999) through May 31, 2009

				From Inception
	Year Ended	Year Ended	Year Ended	Through
	May 31, 2009	May 31, 2008	May 31, 2007	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,230,206)	$(10,490,758)	$(8,451,942)	$(44,584,511)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Gain on disposal of equipment	(78,174)	—	—	(67,594)
Depreciation and amortization	49,799	177,039	169,865	904,702
Share-based compensation	753,268	1,011,025	1,826,850	5,656,668
Non cash expenses	—	—	—	16,644
(Increase) decrease in:
Prepaid expenses and deposits	235,450	(158,156)	(49,864)	(201,747)
Increase (decrease) in:
Accounts payable and accrued expenses	(885,764)	344,442	(23,467)	406,791
Payroll and related liabilities	1,150,376	14,601	(46,754)	1,185,638
Other liabilities	(266)	(1,538)	(700)	1,192

Net cash and cash equivalents used in operating activities	(6,005,517)	(9,103,345)	(6,576,012)	(36,682,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	—	(20,000)
Acquisition of equipment	—	—	(403,674)	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	—	(250,000)
Proceeds from disposal of equipment	200,000	—	—	206,000

Net cash and cash equivalents provided by/(used) in investing activities	200,000	—	(403,674)	(969,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	14,533,295	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	—	(295,411)
Contribution by shareholders	—	—	—	183,569
Principal payment on note payable to individuals	—	—	—	(225,717)
Issuance of note payable to individuals	—	—	—	368,546
Acquisition of common stock	—	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	—	14,533,295	40,289,445

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(5,805,517)	(9,103,345)	7,553,609	2,637,292

Cash and cash equivalents, beginning	8,442,809	17,546,154	9,992,545	—

Cash and cash equivalents, end	$2,637,292	$8,442,809	$17,546,154	$2,637,292

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-	$66,770

Taxes paid	$-	$-	$-	$100

The accompanying notes are an integral part of the financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

From Inception (September 17, 1999) through May 31, 2009

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

As of the date of this Report, the Company has no employees and it has insufficient funds to cover future clinical trials and Chemistry, Manufacturing and Control or CMC related expenses beyond the third calendar quarter of 2009.  If the Company is unable to raise to sufficient additional funds, it  will likely be required to cease further operations. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

2.	LIQUIDITY

Since inception, the Company has incurred an accumulated deficit of $44,584,511 through May 31, 2009. For the years ended May 31, 2009, 2008 and 2007, the Company had losses from operations of $7,230,206, $10,490,758, and $8,451,942 respectively.  The Company has used $5,805,517, $9,103,345, and $6,979,686 of cash in operating and investing activities for the years ended May 31, 2009, 2008, and 2007, respectively. As of May 31, 2009, the Company had cash and cash equivalents of $2,637,292 and net working capital of $1,237,428. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and with adequate additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including the continued development efforts relating to PRTX-100. As of the date of this Report, the Company has no employees and it has insufficient funds to cover future clinical trials and CMC related expenses beyond the third calendar quarter of 2009.  If the Company is unable to raise sufficient additional funds, it will likely be required to suspend or cease further operations of any nature beyond the third calendar quarter of 2009 until such financing is obtained, if ever.. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the third calendar quarter of 2009. Additional financing or potential sublicensing of PRTX-100 will be required during the third calendar quarter of 2009, if not sooner in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders.. Additional capital that is required by the Company may not be available on reasonable terms, or at all

..

3.	BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128) that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2009, the Company had a total of 7,225,708 potentially dilutive securities comprised of 3,928,896 warrants and 3,296,812 stock options.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment  (“SFAS No. 123R”) using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $753,268, $1,011,025 and $1,826,850 for the years ended May 31, 2009, 2008 and 2007, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2009 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107 and No. 110, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 1,943,890 have been issued and 4,000 were exercised. The Company has issued 1,358,922 stock options as stand alone grants, of which 2,000 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

As of May 31, 2009, there were 3,296,812 stock options outstanding.  At May 31, 2009, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $1,178,000 (net of estimated forfeitures) will be recognized over a weighted average period of 1.54 years.  For the year ended May 31, 2009, the Company granted 1,685,000 stock options, with a fair value of $661,531 (net of estimated forfeitures), and 2,730,606 options were forfeited or expired.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2009	Year Ended May, 31, 2008	Year Ended May, 31, 2007	From Inception Through May 31, 2009
Dividends per year	0	0	0	0
Volatility percentage	96%-112%	94.4%-96.3%	107%	90%-112%
Risk free interest rate	3.11%-3.51%	4.67%-4.87%	3.85%-4.42%	2.07%-5.11%
Expected life (years)	6.25-10	6.25	4	3-10
Weighted Average Fair Value	$.39	2.00	1.98	1.36

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

Property, Equipment, Intellectual Technology Property, Depreciation and Amortization

Property, equipment and leasehold improvements are carried at cost. Depreciation and amortization has been provided by the Company in order to amortize the cost of property and equipment over their estimated useful lives, which are estimated to be over three to five years. The Company uses the straight-line method for all classes of assets for book purposes and accelerated methods for tax purposes. Depreciation expense was $48,779, $176,019, $168,845, and $873,449 for the years ended May 31, 2009, 2008, 2007 and from inception through May 31, 2009, respectively. Depreciation included in research and development expense totaled $31,900, $172,893, $163,724, and $696,900 for the years ended May 31, 2009, 2008 and 2007 and from inception to May 31, 2009, respectively.

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020, $1,020 and $9,753 for the years ended May 31, 2009, 2008, 2007 and from inception through May 31, 2009, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2009.  Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

Other Comprehensive Income

From September 17, 1999 (inception) through May 31, 2009, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development

Research and development costs are expensed as incurred and also include depreciation as reported above.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, principally cash, approximates their carrying value.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No.162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flow. The Company will update the disclosures for the appropriate FASB codification reference after adoption in the second quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of May 31,2009 through the date this annual report is filed on August 28, 2009.

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

The details of the reverse merger transaction are as follows:

Account Description	Protalex, Inc.	Enderdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999

Cash	$23,531	$—	$—	$23,531
Note receivable shareholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock – contra	—	—	368,547	368,547
	$—	$—	$—	$—

5.	INCOME TAXES

For the years ended May 31, 2009, 2008 and 2007, the components of income tax benefit (expense) consist of the following:

Current:	Year Ended May 31, 2009	Year Ended May 31, 2008	Year Ended May 31, 2007
Federal	$—	$—	$—
State	—	—	—

Deferred:
Federal	2,584,000	3,797,800	3,354,205
State	456,000	670,200	591,795
Increase in valuation allowance	(3,040,000)	(4,468,000)	(3,946,000)
Income tax benefit	$—	$—	$—

Income tax as a percentage of income for the year ended May 31, 2009, 2008 and 2007 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2009	Year Ended May 31, 2008	Year Ended May 31, 2007
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%	(6)%
Change in valuation allowance	42%	43%	46%
General business credit/other	(2)%	(3)%	(6)%
	0%	0%	0%

The components of the net deferred tax asset as of May 31, 2009, 2008 and 2007 are as follows:

Assets:	May 31, 2009	May 31, 2008	May 31, 2007
Net operating losses	$14,296,000	$12,190,000	$8,616,000
Vacation accrual	401,000	14,000	8,000
Stock based compensation	2,263,000	1,961,000	1,560,000
Equipment	30,000	38,000	20,000
General business credit	1,852,000	1,599,000	1,130,000
Deferred tax assets	18,842,000	15,802,000	11,334,000
Liability:
Equipment	—	—	—
Gross deferred tax asset	18,842,000	15,802,000	11,334,000
Less valuation allowance	(18,842,000)	(15,802,000)	(11,334,000)
Deferred tax asset, net of valuation allowance	$—	$—	$—

The gross deferred tax assets have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $35,800,000 as of May 31, 2009 expires beginning in 2020 through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.  As of May 31, 2009, a portion of the gross deferred tax asset and related valuation allowance is attributable to stock based compensation.  To the extent that such assets are realized in the future, the benefit will be applied to equity.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes.  Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of Interpretation 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the June 1, 2007 balance of retained earnings.

The Company is subject to US federal income tax as well as income taxes of state jurisdiction. The Company is not currently under examination by any Federal or state jurisdiction. The federal statute of limitations and state are opened from inception forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s financial statements over the next twelve months. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

6.	RELATED PARTIES

During the years ended May 31, 2009, May 31, 2008 and May 31, 2007, the Company incurred $7,677, $48,633, and $81,352 respectively, of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company has an agreement with its Chairman to pay $12,500 per month as a director fee.  During the years ended May 31, 2009 the Company incurred $125,000 for this director’s fee and during the years ended May 31, 2008 and May 31, 2007, the Company incurred $150,000 in each year for this director’s fee.

The Company has an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee. During the years ended May 31, 2009, May 31, 2008 and May 31, 2007, the Company incurred $56,678, $60,000, and $60,000 respectively for these directors’ fees.

Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside Directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who are currently entitled to a Director's cash fee agreed to waive all such accrued and unpaid Director cash fees and terminate any rights for further cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other Directors, those cash fees ceased as of February 1, 2009. In addition, each of these Directors has agreed to terminate immediately all of their existing stock options in the Company (vested and unvested).

As previously disclosed in our Form 10-Q filed on April 14, 2009, Messers. Kane and Rose voluntarily terminated their employment. Messers. Kane and Rose remain the CEO and CFO, respectively, of the Company. As of the date of this report, while Mr. Rose has not accepted full time employment elsewhere, Mr. Kane is now currently also the Chairman and CEO of Patient Safety Technologies, Inc. At May 31, 2009, the Company accrued $845,406 for the Company’s severance obligations to Messers. Kane and Rose covering salary, payroll taxes and health benefits.  As also disclosed on our Form 8-K dated July 2, 2009, the Company subsequently entered into a consulting agreement with Mr. Rose providing for consulting fees.

7.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the shareholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 1,500,000 to 4,500,000 which provides for incentive and non-qualified stock options to purchase a total of 4,500,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2009, options to purchase 3,296,812 shares of the Company’s Common Stock were outstanding, of which 1,943,890 were issued and 4,000 were exercised under the Company’s 2003 Stock Option Plan and the remaining 1,358,922 were issued and 2,000 were exercised as stand alone options.  As of May 31, 2009, 2,505,294 are exercisable.

A summary of the common stock option activity for employees, directors, officers and consultants as of May 31, 2009 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2006	3,834,625	$1.98	7.7
Granted	458,000	$2.56	—
Exercised	(6,000)	$2.53	—
Forfeited	(112,217)	$2.58	—
Expired	(210,546)	$2.54	—
Outstanding at May 31, 2007	3,963,862	$2.00	6.9
Granted	457,500	$1.27	—
Exercised	0	—	—
Forfeited	(48,428)	$2.75	—
Expired	(30,516)	$2.70	—
Outstanding at May 31, 2008	4,342,418	$1.91	6.2
Granted	1,685,000	$0.49	—
Exercised	0	—	—
Forfeited	(545,793)	$0.53	—
Expired	(2,184,813)	$1.67	—
Outstanding at May 31, 2009	3,296,812	$1.57	6.0
Exercisable at May 31, 2009	2,505,294	$1.79	—

The outstanding and exercisable stock options as of May 31, 2009 had an intrinsic value of $0 and $0, respectively.

The following summarizes certain information regarding stock options at May 31, 2009:

	Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	576,876	$0.45	9.1	121,676	$0.45	9.1
$0.46 – 0.90	150,000	$0.85	9.3	37,500	$0.85	9.3
$0.91 – 1.35	351,563	$1.26	6.7	225,526	$1.26	6.7
$1.36 – 1.80	1,256,922	$1.50	3.6	1,256,922	$1.50	3.6
$1.81 – 2.25	119,166	$2.14	5.7	116,103	$2.14	5.7
$2.26 – 2.70	560,714	$2.49	6.1	495,607	$2.52	6.1
$2.70 – 3.15	281,571	$2.88	6.9	251,960	$2.87	6.9
	3,296,812	$1.57	6.0	2,505,294	$1.79	6.0

8.	COMMITMENTS

The Company leases its office space under a non-cancelable operating lease. The lease term, revised on April 30, 2007 extends through January 31, 2010. Rent expense for the years ended May 31, 2009, May 31, 2008 and May 31, 2007 was $175,997, $170,801, and $166,189, respectively.

In December 2004, the Company entered into a non-cancelable operating lease for a multi-function copier.  The lease term is for sixty three months. Rent expense for the years ended May 31, 2009, May 31, 2008 and May 31, 2007 was $6,052, $7,502, and $5,130, respectively.

Future minimum lease payments are as follows:

Year ending May 31,
2010	$122,212

9.	SALE AND REPURCHASE OF COMMON STOCK

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

Effective July 1, 2005 until January 31, 2009, we had defined contribution 401(k) retirement plan, pursuant to which employees, with no service requirement, could elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  We did not match the participants’ deferral at anytime.

11.	UNAUDITED QUARTERLY INFORMATION

This table summarizes the unaudited results of operations for each quarter of 2009, 2008 and 2007:

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2009
Revenue	$—	$—	$—	$—
Net loss	(2,398,932)	(1,520,570)	(1,603,928)	(2,155,932)
Basic and diluted loss per share	(.08)	(.05)	(.06)	(.08)
	August 31	November 30	February 29	May 31
Fiscal 2008
Revenue	$—	$—	$—	$—
Net loss	(2,371,680)	(2,814,598)	(2,742,684)	(2,561,795)
Basic and diluted loss per share	(.08)	(.10)	(.10)	(.09)
	August 31	November 30	February 28	May 31
Fiscal 2007
Revenue	$—	$—	$—	$—
Net loss	(1,504,529)	(2,430,673)	(2,512,995)	(2,003,745)
Basic and diluted loss per share	(.06)	(.08)	(.09)	(.07)
* Totals may not sum to annual amounts due to rounding at quarterly measurements dates.

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 6, 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-SB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.

10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.17	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporate by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
10.18	Settlement Agreement with Steven H. Kane, President, Chief Executive Officer and Director dated April 14, 2009	Filed herewith
10.19	Settlement Agreement with Marc L. Rose, Vice President, Finance, Chief Financial Officer, Secretary and Treasurer dated April 14, 2009	Filed herewith
10.20	Cash Waiver & Option Termination Agreement dated April 10, 2009 with G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro	Filed herewith
10.21	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.