Form 10-Q
period 2009-08-31
PROTALEX INC
filed 2009-10-15
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 12, 2009: 28,600,464 shares.

Protalex, Inc.

FORM 10-Q

August 31, 2009

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at August 31, 2009 (Unaudited) and May 31, 2009	3
	Statements of Operations for the three months ended August 31, 2009 and 2008, and the period from September 17, 1999 (inception) to August 31, 2009 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through August 31, 2009 (Unaudited)	5
	Statements of Cash Flows for the three months ended August 31, 2009 and 2008, and the period from September 17, 1999 (inception) to August 31, 2009 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4T.	Controls and Procedures	18
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 6.	Exhibits	19
	SIGNATURES	22

	Exhibit 31.1 Section 302 Certification of the CEO
	Exhibit 31.2 Section 302 Certification of the CFO
	Exhibit 32.1 Section 906 Certification of the CEO
	Exhibit 32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.
(A Company in the Development Stage)

BALANCE SHEETS

	August 31,	May 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,866,272	$2,637,292
Prepaid expenses	225,462	193,757

Total current assets	2,091,734	2,831,049

PROPERTY & EQUIPMENT:
Lab equipment	327,287	327,287
Office and computer equipment	195,987	195,987
Furniture & fixtures	40,701	40,701
Leasehold improvements	89,967	89,967

	653,942	653,942
Less accumulated depreciation and amortization	(632,982)	(628,780)
	20,960	25,162
OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $10,008 and $9,753 as
of August 31, 2009 and May 31, 2009, respectively	10,292	10,547

Total other assets	18,282	18,537

Total Assets	$2,130,976	$2,874,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$363,674	$398,734
Payroll and related liabilities	909,032	1,185,638
Accrued expenses	—	8,057
Deferred rent	743	1,192

Total liabilities	1,273,449	1,593,621

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,600,464 shares issued and outstanding	286	286
Additional paid in capital	45,925,023	45,865,352
Deficit accumulated during the development stage	(45,067,782)	(44,584,511)

Total stockholders’ equity	857,527	1,281,127

Total liabilities and stockholders’ equity	$2,130,976	$2,874,748

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the three month period ended August 31, 2009 and 2008 and
From Inception (September 17, 1999) through August 31, 2009
(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2009	2008	2009

Revenues	$—	$—	$—

Operating Expenses
Research and development (including depreciation and amortization)	(193,265)	(1,021,498)	(27,947,049)
Administrative (including depreciation and amortization)	(146,190)	(631,831)	(15,760,827)
Professional fees	(143,129)	(169,587)	(3,388,263)
Depreciation and amortization	(1,019)	(1,085)	(164,835)

Operating loss	(483,603)	(1,824,001)	(47,260,974)

Other income (expense)
Interest income	332	39,051	2,196,210
Interest expense	—	—	(70,612)
Gain on disposal of equipment, net	—	78,174	67,594

Net loss	$(483,271)	$(1,706,776)	$(45,067,782)

Weighted average number of common shares outstanding	28,600,464	28,600,464	18,650,682

Loss per common share – basic and diluted	$(.02)	$(.06)	$(2.42)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through August 31, 2009
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

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 28, 2009
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	28,600,464	$286	$45,865,352	$—	$(44,584,511)	$1,281,127
June 1, 2009 – August 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	59,671	—	—	59,671
Net loss for the three months ended August 31, 2009	—	—	—	—	(483,271)	(483,271)
Balance, August 31, 2009	28,600,464	$286	$45,925,023	$—	$(45,067,782)	$857,527

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
 (A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

For the three month periods ended August 31, 2009 and 2008 and
From Inception (September 17, 1999) through August 31, 2009
(Unaudited)
	Three	Three	From Inception
	Months Ended	Months Ended	Through
	August 31,	August 31,	August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(483,271)	$(1,706,776)	$(45,067,782)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	(78,174)	(67,594)
Depreciation and amortization	4,457	36,318	909,159
Share based compensation expense	59,671	176,565	5,716,339
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expenses and deposits	(31,705)	(3,919)	(233,452)
Increase/(decrease) in:
Accounts payable and accrued expenses	(43,117)	(389,944)	363,674
Payroll and related liabilities	(276,606)	(15,328)	909,032
Other liabilities	(449)	(248)	743

Net cash and cash equivalents used in operating activities	(771,020)	(1,981,506)	(37,453,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	200,000	206,000

Net cash and cash equivalents provided by (used in) investing activities	—	200,000	(969,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	40,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	368,546
Acquisition of common stock	—	—	(400,000)

Net cash and cash equivalents provided by financing activities	—	—	40,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(771,020)	(1,781,506)	1,866,272

Cash and cash equivalents, beginning	2,637,292	8,442,809	—

Cash and cash equivalents, ending	$1,866,272	$6,661,303	$1,866,272

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$66,770

Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2009

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009. This quarterly report should be read in conjunction with such annual report.

As of the date of this Report, the Company has no employees and has insufficient funds to cover future clinical trials and Chemistry, Manufacturing and Control or CMC related expenses. As of the date of this Report, the Company has ceased or suspended all operations. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Additional financing or potential sublicensing of PRTX-100 will be required in order to restart operations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2009 financial statements that there is substantial doubt about our ability to continue as a going concern. The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon raising sufficient funds to continue the development of PRTX-100 through the regulatory process. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2009 and 2008, the Company had potentially dilutive securities consisting of warrants and stock options totaling 6,959,389 comprised of 3,928,896 warrants and 3,030,493 stock options and 12,448,206 comprised of 6,601,380 warrants and 5,846,826 stock options, respectively.

Share Based Compensation

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Payment  (“SFAS No. 123R”) using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $59,671 and $176,565 for the three months ended August 31, 2009 and 2008, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded to date in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107 “Valuation of Share-Based Payment Arrangements for Public Companies”, and No. 110, Share-Based Payment, in connection with the adoption of SFAS No. 123R.

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

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 1,677,571 have been issued and 4,000 were exercised. The Company has issued 1,358,922 stock options as stand alone grants, of which 2,000 were exercised prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

As of August 31, 2009, there were 3,030,493 stock options outstanding.  At August 31, 2009, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $484,000 (net of estimated forfeitures) and will be recognized over a weighted average period of 0.84 years.  During the three months ended August 31, 2009, the Company granted no stock options and 266,319 options were forfeited or expired, respectively.

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	From Inception through August 31, 2009

Dividends per year	—	0	0
Volatility percentage	—	96%	90%-112%
Risk free interest rate	—	3.51%	2.07%-5.11%
Expected life (years)	—	6.25-10	3-10
Weighted average fair value	—	$.41	$1.56

The following summarizes certain information regarding stock options as of and for the period ended August 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2009	3,296,812	$1.57	6.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	(115,627)	$0.86	—
Expired	(150,692)	$1.43	—
Outstanding at August 31, 2009	3,030,493	$1.61	5.5
Exercisable at August 31, 2009	2,414,545	$1.80	5.5

The outstanding and exercisable stock options as of August 31, 2009 had an intrinsic value of $0 and $0, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	500,000	$0.45	8.9	135,427	$0.45	8.9
$0.46 – 0.90	150,000	$0.85	9.0	37,500	$0.85	9.0
$0.91 – 1.35	200,000	$1.23	5.3	139,590	$1.24	5.3
$1.36 – 1.80	1,256,922	$1.50	3.3	1,256,922	$1.50	3.3
$1.81 – 2.25	92,000	$2.13	5.0	89,374	$2.13	5.0
$2.26 – 2.70	550,000	$2.50	6.0	495,831	$2.52	6.0
$2.71 – 3.15	281,571	$2.87	6.6	259,901	$2.87	6.6
	3,030,493	$1.61	5.5	2,414,545	$1.80	5.5

NOTE 3. LIQUIDITY

Since inception, the Company has incurred an accumulated deficit of $45,067,782 through August 31, 2009. As of August 31, 2009, the Company had cash and cash equivalents of $1,866,272 and net working capital of $818,285. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including the continued development efforts relating to PRTX-100. As of the date of this Report, the Company has no employees and  has insufficient funds to cover future clinical trials and CMC related expenses.  As of the date of this Report, the Company has suspended or ceased all operations. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

Additional financing or potential sublicensing of PRTX-100 will be required in order to restart and continue operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of August 31, 2009 through the date this quarterly report is filed on October 15, 2009.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R on June 1, 2009. The adoption did not have a material impact on its financial statements.

In December 2007, the FASB ratified the Emerging Issue Task Force (“EITF”) Issue 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 clarifies the accounting for contractual arrangements wherein two or more parties come together to participate in a joint operating activity which is conducted based on provisions of a contract. EITF 07-01 provides guidance on income statement classification of revenues and expenses related to such activities, and specifies disclosures that should be made with respect to such activities. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-01 on June 1, 2009. The adoption did not have a material impact on its financial statements.

NOTE 5. RELATED PARTIES

For the three month period ended August 31, 2009, the Company incurred $0 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company. For the three month period ended August 31, 2008, the Company incurred $1,758 of expenses related to air travel to a partnership principally owned by the Chief Executive Officer of the Company.

The Company had an agreement with its Chairman to pay $12,500 per month as a director fee which was terminated effective as of April 1, 2009 as described below.  For the three month period ended August 31, 2009, the Company incurred $0, for this director’s fee.  For the three month period ended August 31, 2008, the Company incurred $37,500, for this director’s fee.

The Company had an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee which agreement for each director was terminated effective as of April 1, 2009 as described below.  For the three month periods ended August 31, 2009, the Company incurred $0 for these directors’ fees. For the three month periods ended August 31, 2008, the Company incurred $21,668 for these directors’ fees.

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

As previously disclosed in our Form 10-K filed on August 28, 2009, Messers. Kane and Rose have voluntarily terminated their employment. Messers. Kane and Rose remain the CEO and CFO, respectively, of the Company. As of the date of this Report, while Mr. Rose has not accepted full time employment elsewhere, Mr. Kane is now currently also the Chairman and CEO of Patient Safety Technologies, Inc. At May 31, 2009, the Company accrued $845,406 for the Company’s severance obligations to Messers. Kane and Rose covering salary, payroll taxes and health benefits.  As also disclosed on our Form 8-K dated July 2, 2009, the Company subsequently entered into a consulting agreement with Mr. Rose providing for certain consulting fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  This discussion, as well as the remainder of this Quarterly Report on Form 10-Q, may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend,” “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Overview

As of the date of this Report, the Company has no employees and insufficient funds to cover future clinical trials and Chemistry, Manufacturing and Control or CMC related expenses. The Company has suspended or ceased all operations.

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

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008. In calendar 2008, we enrolled nine patients of which five completed the trial and final results indicated that the drug was safe and well tolerated, although no efficacy data was obtained.  Subsequently, the Company obtained protocol approval to increase the dose range. While the Company was actively soliciting patients in calendar 2009 under this new protocol, no patients have been enrolled and none are currently being solicited as of the date of this Report.

As of the date of this Report, the Company has terminated further recruitment of patients for its ITP clinical trials pending the raising of additional funding, the retention of additional clinical personnel and an evaluation of the Company's clinical trial programs.

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

Our business and laboratory operations were located in New Hope, Pennsylvania where we continue to maintain our lease. We previously outsourced all of our activities to contract organizations and facilities. For example, we previously refined the manufacturing process of PRTX-100 under Current Good Manufacturing Practice, or cGMP. With all of our operations suspended or ceased, the Company runs the risk of a significant delay in commencing future clinical trial programs due to the lack of adequate clinical trial material.

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

We have concluded eight private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials.  The private placement in July 2006 raised approximately $15.2 million.  We have completed two Phase I clinical trials, commenced with the Phase Ib clinical trial for ITP in Australia which as of the date of this Report has been terminated and previously commenced the planning process for a Phase Ib clinical trial for RA in South Africa, which planning process is currently suspended. Without adequate additional financing, however, the Company will be unable to restart and fund a continuance of the FDA approval process.

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

Results of Operations

Research and Development Expenses - Research and Development expenses were $193,265 and $1,021,498 for the three months ended August 31, 2009 and 2008, respectively.  The decrease of $828,233, or 81%, for the three month period was primarily the result of decreased employee compensation and share based compensation expense and a decrease in product manufacturing, formulation and packaging related costs as compared to the same period last year.

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

Administrative Expenses - Administrative expenses were $146,190, and $631,831 for the three months ended August 31, 2009 and 2008, respectively.  The decrease of $485,641, or 77%, for the three month period was due to decreased employee compensation and share based compensation expense as compared to the same periods last year.

Professional Fees - Professional expenses were $143,129, and $169,587, for the three months ended August 31, 2009 and 2008. The decrease of $26,458, or 16%, for the three month period was due to a decrease in legal, accounting, and consulting fees as compared to the same period last year.

Interest income - Interest income was $332, and $39,051, for the three months ended August 31, 2009 and 2008, respectively.  The decrease of $38,719, or 99%, for the three month period was attributed to a decrease in interest bearing cash balances resulting from the use of cash in operations and lower interest rates as compared to the same periods last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through August 31, 2009 is $45,067,782, and we expect to continue to incur substantial losses in future periods if additional financing is obtained. We expect that if we obtain additional financing then our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

In addition to obtaining additional financing, we are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, PRTX-100.  Even if we obtain additional financing, we may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis.

Liquidity and Capital Resources

Since 1999, we have incurred significant losses, and if we obtain additional financing to restart operations, we expect to experience operating losses and negative operating cash flow for the foreseeable future. Historically, our primary source of cash to meet short-term and long-term liquidity needs has been the sale of shares of our common stock. We have issued shares in private placements at a discount to the current market price.

On September 18, 2003, we raised $12,657,599 through the sale of 7,445,646 shares of our common stock at $1.70 per share, with warrants to purchase an additional 3,164,395 shares of our common stock, at an exercise price of $2.40 per share. These warrants expired on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

On May 25, 2005, we raised $5,057,885 through the sale of 2,593,788 shares of our common stock at $1.95 per share, with warrants to purchase an additional 920,121 shares of our common stock, at an exercise price of $2.25 per share. All of these warrants expire on May 25, 2010.  Net of transaction costs of $206,717, our proceeds were $4,851,168.

On December 30, 2005, we raised $5,839,059 through the sale of 2,595,132 shares of our common stock at $2.25 per share, with warrants to purchase an additional 648,784 shares of our common stock, at an exercise price of $2.99 per share. We also issued warrants to purchase 227,074 shares of our common stock, at an exercise price of $2.99 per share, to the placement agent.  All of these warrants expire on December 30, 2010.  Net of transaction costs of approximately $328,118, our proceeds were $5,510,941.

In the fourth fiscal quarter of 2006, existing investors exercised 351,598 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $14,217,660, net of transaction costs of $959,874, through the sale of 6,071,013 shares of our common stock at $2.50 per share, with warrants to purchase an additional 1,517,753 shares of our common stock, at an exercise price of $3.85 per share. We also issued warrants to purchase 531,214 shares of our common stock, at an exercise price of $3.85 per share, to the placement agent.  All of these warrants expire on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 133,500 warrants and 6,000 options which resulted in $315,574 in cash proceeds.

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. Currently, however, the exercise price of all of our outstanding warrants as disclosed above are significantly in excess of what our stock has been trading in calendar year 2009 as of the date of this Report.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2009 and 2008 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  If additional financing is obtained, we expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2010 and beyond due to continuing research and development activities if our operations are restarted.

Net Cash Used In Investing Activities and Investing Requirements Outlook

We expect to continue to require investments in information technology and laboratory equipment to support our research and development activities. In August 2008, we sold laboratory equipment with net proceeds of $200,000.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

We had no net cash inflows provided by financing activities for the three months ended August 31, 2009 and 2008, respectively.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the United States. If we obtain additional financing, we expect to continue to use our new cash and investments resources to fund operating and investing activities.

As of August 31, 2009, we had cash and cash equivalents of $1,866,272 and net working capital of $818,285.  We have suffered recurring losses from operations and negative cash flows from operating activities.  If we had continued operations beyond the end of third calendar quarter, without additional funds from third party sources, we would not have been able to meet our financial obligations. Additional financing or potential sublicensing of PRTX-100 will be required in order to fund and restart our operations. As a result, our independent registered public accounting firm, Grant Thornton LLP, indicated in their report on our 2009 financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements and Contractual Obligations

We have entered into the following contractual obligations:

•
Employee Agreements-Officers. As previously disclosed in our Form 10-K filed on August 28, 2009, Messers. Kane and Rose voluntarily terminated their employment. Messers. Kane and Rose remain the CEO and CFO, respectively, of the Company. As of the date of this Report, while Mr. Rose has not accepted full time employment elsewhere, Mr. Kane is now currently also the Chairman and CEO of Patient Safety Technologies, Inc.

•
Directors Agreements.  To attract and retain qualified candidates to serve on the board of directors, we have previously entered into agreements with G. Kirk Raab, Chairman of the Board, Carleton A. Holstrom, Chairman of the Audit Committee, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro under which Messrs. Raab, Holstrom, Dr. Bauer, Mr. Tombros, Mr. Dougherty and Mr. Stagnaro received aggregate annual cash payments aggregating $150,000, $20,000, $20,000, $20,000, $20,000 and $20,000 respectively, as directors’ fees.  Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside Directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who were entitled to a Director's cash fee agreed to waive all such accrued and unpaid Director cash fees and terminate any rights for further cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other Directors, those cash fees ceased as of February 1, 2009. In addition, each of these Directors agreed to terminate immediately all of their existing stock options in the Company (vested and unvested).

•
Operating Lease – Office Space. We entered into a three-year operating lease in New Hope, PA for 3,795 square feet of office and laboratory space. The lease commenced on January 9, 2004, and was originally to expire on February 28, 2007.  On November 18, 2005, we modified the existing lease which added an additional 2,147 square feet and extended the lease term to January 31, 2008 and on April 30, 2007, we modified the existing lease and extended the lease term to January 31, 2010.

•	Operating Lease – Copier. We entered into a sixty-three month operating lease for a multi-function copier. The lease commenced on December 16, 2004 and will expire on March 16, 2010.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally Omitted.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of August 31, 2009, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2009 and thereafter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.      RISK FACTORS

Intentionally omitted.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005

4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.
10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-QSB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.

10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.17	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
10.18	Settlement Agreement with Steven H. Kane, President, Chief Executive Officer and Director dated April 14, 2009	Incorporated by reference to Exhibit 10.18 to the Company’s Current Report Form 10-K filed on August 28, 2009.
10.19	Settlement Agreement with Marc L. Rose, Vice President, Finance, Chief Financial Officer, Secretary and Treasurer dated April 14, 2009	Incorporated by reference to Exhibit 10.19 to the Company’s Current Report Form 10-K filed on August 28, 2009.
10.20	Cash Waiver & Option Termination Agreement dated April 10, 2009 with G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro	Incorporated by reference to Exhibit 10.20 to the Company’s Current Report Form 10-K filed on August 28, 2009.
10.21	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Current Report Form 10-K filed on August 28, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2009	PROTALEX, INC.

By: /s/ Steven H. Kane

Steven H. Kane, President and Chief
Executive Officer

Date: October 15, 2009
By: /s/ Marc L. Rose

Marc L. Rose, Vice President of Finance,
Chief Financial Officer, Treasurer
and Corporate Secretary

EXHIBIT INDEX

2.1	Stock Purchase Agreement among the Company, Don Hanosh and Enerdyne Corporation, dated December 1999	Incorporated by reference, to Exhibit 2.1 to the Company’s 10-SB filing on December 6, 1999
2.2	Merger Agreement and Plan of Re-organization between the Company and Enerdyne Corporation	Incorporated by reference, to Exhibit 2.2 to the Company’s 10-SB filing on December 6, 1999
2.3	Plan of Merger and Agreement between Protalex, Inc., a New Mexico corporation and Protalex, Inc. a Delaware Corporation	Incorporated by reference, to Exhibit 2.1 to the Company’s 8-K filing on December 6, 2004
3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Letter Agreement with Pembroke Financial Ltd. Dated July 9, 2001	Incorporated by reference, to Exhibit 10.9 to the Company’s 10-KSB/A filed on September 24, 2003
4.2	Securities Purchase Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.3	Investor Rights Agreement dated September 18, 2003 between the Company and certain of the Selling Stockholders	Incorporated by reference, to Exhibit 4.3 to the Company’s SB-2 filed on October 20, 2003.
4.4	Form of Common Stock Purchase Warrant issued by the Company to the Selling Stockholders	Incorporated by reference, to Exhibit 4.4 to Company’s SB-2 filed on October 20, 2003.
4.5	Warrant and Common Stock Purchase Agreement dated May 25, 2005 among the Company and the several purchasers thereunder	Incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed on June 16, 2005
4.6	Registration Rights Agreement dated May 25, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed on June 16, 2005
4.7	Addendum 1 to Subscription Agreement and Questionnaire of vSpring SBIC, LP dated May 25, 2005	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB filed on August 26, 2005
4.8	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.9	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.10	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.11	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.12	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.13	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
10.1	Employment offer letter executed by Steven H. Kane	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 13, 2006.

10.2	Board appointment executed by G. Kirk Raab	Incorporated by reference, to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.3	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
10.4	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.5	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.6	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.7	Stock Redemption Agreement dated August 15, 2003, by and between the Company, Paul L. Mann, Leslie A. McCament-Mann, Gail Stewe and Elizabeth Sarah Anne Wiley	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.8	Letter dated August 21, 2003 from Paul L. Mann to the Company	Incorporated by reference, to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.9	Technology License Agreement dated November 17, 1999, between the Company and Alex, LLC	Incorporated by reference, to Exhibit 10.4 to the Company’s Registration of Securities on Form 10-QSB filed on December 6, 1999.
10.10	Letter Agreement, dated March 16, 2005, effective October 26, 2004, between the Company and Carleton A. Holstrom	Incorporated by reference, to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A filed on April 14, 2005.
10.11	Description of the verbal agreement between the Company and Eugene A. Bauer, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2005.
10.12	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.13	Description of the verbal agreement between the Company and Peter G. Tombros	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.
10.14	Modified lease agreement with Union Square LP, dated November 18, 2005	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on November 22, 2005.
10.15	Employment offer letter executed by Marc L. Rose, CPA, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	Incorporated by reference, to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 14, 2005.
10.16†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.17	Modified lease agreement with Union Square LP, dated April 30, 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on May 3, 2007.
10.18	Settlement Agreement with Steven H. Kane, President, Chief Executive Officer and Director dated April 14, 2009	Incorporated by reference to Exhibit 10.18 to the Company’s Current Report Form 10-K filed on August 28, 2009.
10.19	Settlement Agreement with Marc L. Rose, Vice President, Finance, Chief Financial Officer, Secretary and Treasurer dated April 14, 2009	Incorporated by reference to Exhibit 10.19 to the Company’s Current Report Form 10-K filed on August 28, 2009.
10.20	Cash Waiver & Option Termination Agreement dated April 10, 2009 with G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro	Incorporated by reference to Exhibit 10.20 to the Company’s Current Report Form 10-K filed on August 28, 2009.

10.21	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Current Report Form 10-K filed on August 28, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.