Form 10-Q
period 2009-11-30
PROTALEX INC
filed 2010-01-08
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).  ☐  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒   No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 8, 2010: 72,078,724 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended November 30, 2009

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at November 30, 2009 (Unaudited) and May 31, 2009	3
	Statements of Operations for the three and six months ended November 30, 2009 and 2008, and the period from September 17, 1999 (inception) to November 30, 2009 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through November 30, 2009 (Unaudited)	5
	Statements of Cash Flows for the six months ended November 30, 2009 and 2008, and the period from September 17, 1999 (inception) to November 30, 2009 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4T.	Controls and Procedures	20
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	21
	SIGNATURES	22

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Protalex, Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30,	May 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,924,700	$2,637,292
Prepaid expenses	78,226	193,757
Total current assets	4,002,926	2,831,049

PROPERTY & EQUIPMENT:
Property & equipment - net	-	25,162

OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of
accumulated amortization of $10,008 and $9,753 as
of November 30, 2009 and May 31, 2009, respectively	10,292	10,547

Total other assets	18,282	18,537

Total Assets	$4,021,208	$2,874,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$212,760	$398,734
Payroll and related liabilities	581,490	1,185,638
Accrued expenses	15,750	8,057
Deferred rent	743	1,192

Total current liabilities	810,743	1,593,621
LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	489,107	-
Total liabilities	1,299,850	1,593,621
STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 72,078,724 and 28,600,464 shares issued and outstanding, respectively	721	286
Additional paid in capital	48,507,934	45,865,352
Deficit accumulated during the development stage	(45,787,297)	(44,584,511)
Total stockholders’ equity	2,.721,358	1,281,127
Total liabilities and stockholders’ equity	$4,021,208	$2,874,748
The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and six month periods ended November 30, 2009 and 2008 and
From Inception (September 17, 1999) through November 30, 2009
(Unaudited)
	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008	From Inception Through November 30, 2009
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	148,922	842,840	342,187	1,864,338	28,095,971
Administrative (including depreciation and amortization)	230,745	599,510	373,752	1,231,341	15,988,389
Professional fees	310,146	93,706	453,275	263,293	3,698,409
Depreciation and amortization	10,868	1,023	15,070	2,108	178,886
Operating loss	(700,681)	(1,537,079)	(1,184,284)	(3,361,080)	(47,961,655)
Other income (expense)
Interest income	(1,597)	16,509	(1,265)	55,560	2,194,613
Interest expense	(10,845)	-	(10,845)	-	(81,457)
Gain on disposal of equipment, net	-	-	-	78,174	67,594
Loss on sale of investments	(6,392)	-	(6,392)	-	(6,392)
Net loss	$(719,515)	$(1,520,570)	$(1,202,786)	$(3,227,346)	$(45,787,297)
Weighted average number of common shares outstanding	37,882,340	28,600,464	33,164,480	28,600,464	19,115,020
Loss per common share – basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.11)	$(2.40)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through November 30, 2009
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
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2009
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
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2009
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
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through November 30, 2009
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	28,600,464	286	45,865,352	—	(44,584,511)	1,281,127
June 1, 2009 – November 30, 2009 – shared-based expense to employees and debt holders	—	—	130,457	—	—	130,457
November 11, 2009 – record beneficial conversion value of warrants attached to senior secured convertible debt	—	—	512,560	—	—	512,560
November 11, 2009 – issuance of 43,478,260 shares of common stock	43,478,260	435	1,999,565	—	—	2,000,000
Net loss for the six months ended November 30, 2009	—	—	—	—	(1,202,786)	(1,202,786)
Balance, November 30, 2009	72,078,724	$721	$48,507,934	$—	$(45,787,297)	$2,721,358

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the six month periods ended November 30, 2009 and 2008 and
From Inception (September 17, 1999) through November 30, 2009
(Unaudited)
	Six	Six	From Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,202,786)	$(3,227,346)	$(45,787,297)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	(78,174)	(67,594)
Depreciation and amortization	15,070	41,164	919,772
Share based compensation expense	130,457	370,830	5,787,125
Non cash expenses	—	—	16,644
(Increase)/decrease in:
Prepaid expenses and deposits	115,531	26,037	(86,216)
Increase/(decrease) in:
Accounts payable and accrued expenses	(178,281)	(644,551)	228,510
Payroll and related liabilities	(604,148)	(188)	581,490
Other liabilities	—	101	1,192
Net cash and cash equivalents used in operating activities	(1,724,157)	(3,512,127)	(38,406,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	11,565	200,000	217,565
Net cash and cash equivalents provided by (used in) investing activities	11,565	200,000	(958,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	2,000,000	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	1,000,000	—	1,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	3,000,000	—	43,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,287,408	(3,312,127)	3,924,700
Cash and cash equivalents, beginning	2,637,292	8,442,809	—
Cash and cash equivalents, ending	$3,924,700	$5,130,682	$3,924,700

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100
The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2009

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation (“we,” “us,” our,” or “Company”) is a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. We were incorporated on September 17, 1999 in New Mexico and reincorporated in the State of Delaware on December 1, 2004. We were formed to develop and bring to commercial realization certain bioregulatory technology for the treatment of human diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects. However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials. We currently have no product on the market and we have no operating revenue. We are targeting the autoimmune diseases rheumatoid arthritis, or RA and idiopathic thrombocytopenic purpura, or ITP.

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (the “Investor” or “Niobe”), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to the Investor (i) 43,478,260 restricted shares of our common stock at a purchase price of $0.046 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.046 per share (the “Secured Note”).

The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure our obligations under the Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting the Investor a security interest in substantially all of our personal property and assets, including our intellectual property.  The Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the notes (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the Secured Note).

As contemplated by the Purchase Agreement, all of our executive officers and all of the members of our Board of Directors (the “Board”) prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, effective upon the closing of the Financing, our Board appointed Arnold P. Kling as a director and then elected him as president and elected Kirk M. Warshaw as chief financial officer and secretary of the Company.

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto (the “2003 IRA”) and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto (the “2005 RRA”) in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 1,233,571 shares of our common stock, approximately 41% of our then outstanding stock options, all of which were held by three option holders, Steven H. Kane, our former CEO (“Kane”), Marc L. Rose, our former CFO (“Rose”) and vSpring.

The securities issued in the Financing were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(6) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising.  The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2009

NOTE 3. BASIS OF PRESENTATION

The interim financial data contained in this Report is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009. This quarterly Report should be read in conjunction with such Annual Report.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ materially from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2009 and 2008, the Company had potentially dilutive securities consisting of warrants and stock options totaling 5,725,818 comprised of 3,928,896 warrants and 1,796,922 stock options as of November 30, 2009 and 9,925,722 comprised of 3,928,896 warrants and 5,996,826 stock options as of November 30, 2008.

Share Based Compensation

The Board adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 444,000 have been issued, subsequent to expirations and terminations, and 4,000 were exercised. The Company has issued 1,358,922 stock options as stand-alone grants, of which 2,000 were exercised prior to the adoption of the 2003 Stock Option Plan. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board.

The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Term or Life . The expected term or life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using the “simplified method” for plain vanilla options as allowed by the accounting guidance. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2009

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Share Based Compensation (continued)

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

As of November 30, 2009, there were 1,796,922 stock options outstanding; the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $59,600 (net of estimated forfeitures) and will be recognized over a weighted average period of 5.04 years.  During the six months ended November 30, 2009, no stock options were granted and 1,499,890 options were forfeited or expired.

	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008	From Inception through November 30, 2009

Dividends per year	0	0	0
Volatility percentage	97.5%	96%-112%	90%-112%
Risk free interest rate	3.47%	3.11%-3.51%	2.07%-5.11%
Expected life (years)	6.25-10	6.25-10	3-10
Weighted average fair value	$.035	$.39	$1.56

The following summarizes certain information regarding stock options as of and for the period ended November 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2009	3,296,812	$1.57	6.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	(405,811)	$0.70	—
Expired	(1,094,079)	$1.52	—
Outstanding at November 30, 2009	1,796,922	$1.61	4.0
Exercisable at November 30, 2009	1,693,998	$1.66	3.7

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2009

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The outstanding and exercisable stock options as of November 30, 2009 had an intrinsic value of $0 and $0, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	100,000	$0.45	8.6	33,344	$0.45	8.6
$0.90 – 1.35	160,000	$1.23	4.3	127,505	$1.24	4.3
$1.36 – 1.80	1,256,922	$1.50	3.1	1,256,922	$1.50	3.1
$1.81 – 2.25	17,000	$2.15	7.2	14,812	$2.15	7.2
$2.26 – 2.70	100,000	$2.60	5.4	100,000	$2.60	5.4
$2.71 – 3.15	163,000	$2.88	6.2	161,415	$2.88	6.2
	1,796,922	$1.61	4.0	1,693,998	$1.66	4.0

NOTE 5.  LIQUIDITY

From inception through November 30, 2009, the Company has incurred an accumulated deficit of $45,787,297.  As of November 30, 2009, the Company had cash and cash equivalents of $3,924,700 and net working capital of $3,192,183. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations.  However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2010 and 2011 and that it will need to raise additional capital in future fiscal years to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance will not have an impact on the Company’s financial position, results of operations or cash flow. The Company will update the disclosures for the appropriate FASB codification reference after adoption in the second quarter of fiscal 2010.

In May 2009, the FASB issued guidance for Subsequent Events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company has evaluated subsequent events after the balance sheet date of November 30, 2009 through the filing date of this quarterly Report.

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2009

NOTE 7. RELATED PARTIES

Niobe, our majority shareholder and the holder of our $1 million senior secured convertible note, is controlled by our President and Director, Arnold P. Kling.

For the six month period ended November 30, 2009, the Company incurred $0 of expenses related to air travel to a partnership principally owned by Kane. For the six month period ended November 30, 2008, the Company incurred $1,758 of expenses related to air travel to a partnership principally owned by Kane.

The Company had an agreement with its former Chairman to pay $12,500 per month as a director fee which was terminated effective as of April 1, 2009 as described below.  For the six month period ended November 30, 2009, the Company incurred $0 for this director’s fee.  For the six month period ended November 30, 2008, the Company incurred $37,500 for this director’s fee.

The Company had an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee which agreement for each director was terminated effective as of April 1, 2009 as described below.  For the six month periods ended November 30, 2009, the Company incurred $0 for these directors’ fees. For the six month periods ended November 30, 2008, the Company incurred $46,668 for these directors’ fees.

Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of the outside directors of the Company, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro, who were entitled to a Director's cash fee agreed to waive all such accrued and unpaid Director cash fees and terminate any rights to receive any future cash fees. For Mr. Raab, those cash fees ceased as of April 1, 2009. For the other directors, those cash fees ceased as of February 1, 2009. In addition, each of these directors agreed to terminate immediately all of their existing Company stock options (vested and unvested).

As previously disclosed in the Form 10-K filed on August 28, 2009, Kane and Rose voluntarily terminated their employment. As of the date of this Report, Kane and Rose are the Chairman/CEO and Chief Financial Officer, respectively, of Patient Safety Technologies, Inc.  At May 31, 2009 and November 30, 2009, the Company had accrued severance obligations of $845,406 and $495,011, respectively, for severance obligations to Kane and Rose covering salary, payroll taxes and health benefits.  As also disclosed in our Form 8-K dated July 2, 2009, the Company subsequently entered into a consulting agreement with Rose providing for certain consulting fees through December 31, 2009.

NOTE 8. SENIOR SECURED CONVERTIBLE NOTE - RELATED PARTY

On November 11, 2009, the Company issued the Secured Note to Niobe, its majority stockholder which is controlled by the Company’s President and Director, Arnold P. Kling.  The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure its obligations under the Secured Note, the Company also entered into a Security Agreement dated November 11, 2009 (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

The Company evaluated the conversion feature of the recently issued convertible loan and determined under the accounting guidance for “ Accounting for Convertible Securities with Beneficial Conversion Features” and that a value should be attributed to the embedded conversion feature.  On November 11, 2009, the date of issuance of the Secured Note, the fair market value of each of the Company’s shares was $0.07.  The Company has determined that the maximum allocation to the conversion feature should be $521,793 and will reduce the face amount of the convertible debt carried on our balance sheet.  This discount will be amortized over 36 months and will serve to increase the interest expense of the Secured Note during its term.

NOTE 9. SUBSEQUENT EVENTS

On December 2, 2009, the Company entered into a Credit Facility Agreement dated December 2, 2009 (the “Facility”) with Niobe which will provide up to $2.0 million of additional capital in the form of secured loans from Niobe at any time prior to June 30, 2012 subject to the achievement of certain predetermined benchmarks.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2009

NOTE 9. SUBSEQUENT EVENTS (Continued)

Any loan made pursuant to the Facility will be evidenced by a senior secured convertible note, bearing interest at a rate of 3% per annum, in the principal amount of any such loan and convertible into shares of common stock at an initial conversion price equal to the then conversion price of the Secured Note.  Each such loan shall mature on the later of the fifteenth month anniversary of such loan or December 31, 2012. In connection with the Facility, on December 2, 2009, the Security Agreement securing our obligations under the Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”).  Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of our personal property and assets, including its intellectual property to collateralize all amounts due to it under the Secured Note and the Facility.

On December 29, 2009, we granted Kirk M. Warshaw, our Chief Financial Officer, an option for 3,752,714 shares of the Company’s common stock at an exercise price of $.05 per share.  This option will vest and become exercisable on the third anniversary of the date of grant, on December 29, 2012, subject to earlier vesting and exercisability upon certain benchmarks being achieved by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects.  The effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future clinical trials.  We currently have no commercial products. We initially targeted the autoimmune diseases idiopathic thrombocytopenic purpura, or ITP and rheumatoid arthritis, or RA.

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND, for treating RA.  We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally advised us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced with our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I clinical trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100.  The basic safety data demonstrated that PRTX-100 was safe and well tolerated.  There were no deaths or serious adverse events.  The pharmacokinetic (PK) profile was favorable and the pre-clinical PK data were confirmed by the data in this Phase I clinical trial.  In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.

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

ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  Affected individuals may have bruising, small purple marks on the skin called petechiae, bleeding from the gums after having dental work, nosebleeds or other bleeding that is hard to stop, and in women, heavy menstrual bleeding.  Although bleeding in the brain is rare, it can be life threatening if it occurs.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. In ITP, we contracted Trident Clinical Research Pty Ltd, a leading Australian clinical research organization, to manage and monitor our first-in-patient ITP clinical trial. This clinical trial is designed to provide initial multiple dose safety and PK data as well as preliminary efficacy information. We have been approved for six sites in Australia and one in New Zealand, all regional referral centers for treatment of chronic ITP, to conduct a repeated dose study of PRTX-100 in chronic ITP patients. This clinical trial began enrolling patients in the second calendar quarter of 2008. In calendar 2008, we enrolled nine patients of which five completed the trial and final results indicated that the drug was safe and well tolerated, although no efficacy data was obtained.  Subsequently, we obtained protocol approval to increase the dose range. While we were actively soliciting patients in calendar 2009 under this new protocol, no patients have been enrolled and none are currently being solicited as of the date of this Report.

As of the date of this Report, further recruitment of patients for our ITP clinical trials have been terminated pending an evaluation of the Company's clinical trial programs.

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

Our business and laboratory operations are located in New Hope, Pennsylvania where we continue to maintain our lease. We previously outsourced all of our activities to contract organizations and facilities. For example, we previously refined the manufacturing process of PRTX-100 under Current Good Manufacturing Practice, or cGMP. With all of our operations suspended or ceased, we run the risk of a significant delay in commencing future clinical trial programs due to the lack of adequate clinical trial material.

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

Exclusive of the financing, we have concluded eight private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials.  The private placement in July 2006 raised approximately $15.2 million.  We have completed two Phase I clinical trials, commenced with the Phase Ib clinical trial for ITP in Australia which as of the date of this Report has been terminated and previously commenced the planning process for a Phase Ib clinical trial for RA in South Africa, which planning process is currently underway. Without adequate additional financing, however, we will be unable to restart and fund a continuance of the FDA approval process.

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (the “Investor” or Niobe), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to the Investor (i) 43,478,260 restricted shares of our common stock at a purchase price of $0.046 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.046 per share (the “Secured Note”).

The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure our obligations under the Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting the Investor a security interest in substantially all of our personal property and assets, including our intellectual property.  The Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the notes (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the Secured Note).

As contemplated by the Purchase Agreement, all of our executive officers and all of the members of our Board prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, effective upon the closing of the Financing, our Board appointed Arnold P. Kling as a director and then elected him as president and elected Kirk M. Warshaw as chief financial officer and secretary.

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto (the “2003 IRA”) and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto (the “2005 RRA”) in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 1,233,571 shares of our common stock, approximately 41% of our then outstanding stock options, all of which were held by three option holders, Steven H. Kane, our former CEO, Marc L. Rose, our former CFO and vSpring.

The securities issued in the Financing were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(6) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising.  The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

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

We account for our stock option grants under the provisions of the accounting guidance for Share-Based Payments.  Such guidance requires the recognition of the fair value of share-based compensation in the statements of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing this guidance, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of this guidance.

Results of Operations

Research and Development Expenses - Research and Development expenses were $148,922 and $342,187 and $842,840 and $1,864,338 for the three and six months ended November 30, 2009 and 2008, respectively.  These decreases for the three and six month periods were primarily the result of decreased employee compensation and share based compensation expense and a decrease in product manufacturing, formulation and packaging related costs as compared to the same periods last year.

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

Administrative Expenses - Administrative expenses were $230,745 and $373,752, and $599,510 and $1,231,341 for the three and six months ended November 30, 2009 and 2008, respectively.  These decreases for the three and six month periods were due to decreased employee compensation and share based compensation expense as compared to the same periods last year.

Professional Fees - Professional expenses were $310,146 and $453,275 and $93,706 and $263,293 for the three and six months ended November 30, 2009 and 2008, respectively. These increases for the three and six month periods were due to an increase in legal, accounting, and consulting fees as compared to the same period last year due largely to expenses related to the aforementioned change in control transaction.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2009 was $45,787,297 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

In addition to additional financing, we are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, PRTX-100.  We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis.

Liquidity and Capital Resources

Since 1999, we have incurred significant losses and we expect to experience operating losses and negative operating cash flow for the foreseeable future. Historically, our primary source of cash to meet short-term and long-term liquidity needs has been the sale of shares of our common stock. We have issued shares in private placements at discounts to then current market price.

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

On November 11, 2009, we raised $3,000,000; $2,000,000 from the sale of common stock and $1,000,000 from the issuance the Secured Note to Niobe.

On December 2, 2009, we entered into a Credit Facility Agreement dated December 2, 2009 (the “Facility”) with Niobe which will provide up to $2.0 million of additional capital in the form of secured loans from Niobe to us at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2009 and 2008 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2010 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

We do not expect to be required to make any significant investments in information technology and laboratory equipment to support our future research and development activities. In August 2008, we sold laboratory equipment with net proceeds of $200,000.

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

Off-Balance Sheet Arrangements

As of November 30, 2009, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

       (a)   Evaluation of Disclosure Controls and Procedures
Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”).  Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

       (b)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Secured Convertible Promissory Note dated November 11, 2009.(1)

10.1	Note and Common Stock Purchase Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.(1)

10.2	Security Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.(1)

10.3	Form of Indemnification Agreement dated November 11, 2009 between the Company and each of Messrs. Kling and Warshaw.(1)

10.4	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC.(2)

10.5	Final Form of Amended and Restated Security Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC.(2)

10.6	**Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw.

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Denotes compensatory plan, compensation arrangement or management contract.
(1)	Filed on November 13, 2009 as an exhibit with the same number with the Company’s Current Report on Form 8-K.
(2)	Filed on December 2, 2009 as an exhibit with the same number with the Company’s Current Report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange  Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 8, 2010	PROTALEX, INC.

By: /s/ Arnold P. Kling

Arnold P. Kling, President

Date: January 8, 2010
By: /s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer