Form 10-Q
period 2010-02-28
PROTALEX INC
filed 2010-04-07
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28385

Protalex, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2003490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
133 Summit Avenue, Suite 22
Summit, NJ 07901
(Address of Principal Executive Offices and Zip Code)

215-862-9720
(Registrant’s Telephone Number, Including Area Code)

 145 Union Square Drive
New Hope, PA 18938
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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 7, 2010: 72,078,724 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended February 28, 2010

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at February 28, 2010 (Unaudited) and May 31, 2009	3
	Statements of Operations for the three and nine months ended February 28, 2010 and 2009, and the period from September 17, 1999 (inception) to February 28, 2010 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through February 28, 2010 (Unaudited)	5
	Statements of Cash Flows for the nine months ended February 28, 2010 and 2009, and the period from September 17, 1999 (inception) to February 28, 2010 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4T.	Controls and Procedures	20
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	21
	SIGNATURES	22

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS
	February 28,	May 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,119,925	$2,637,292
Prepaid expenses	69,456	193,757
Total current assets	3,189,381	2,831,049

PROPERTY & EQUIPMENT:
Property & equipment - net	-	25,162

OTHER ASSETS:
Deposits	7,990	7,990
Intellectual technology property, net of accumulated amortization of $10,008 and $9,753 as of February 28, 2010 and May 31, 2009, respectively	10,292	10,547

Total other assets	18,282	18,537

Total Assets	$3,207,663	$2,874,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,864	$398,734
Payroll and related liabilities	281,361	1,185,638
Accrued expenses	92,456	8,057
Deferred rent	743	1,192

Total current liabilities	557,424	1,593,621
LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	540,085	-
Total liabilities	1,097,509	1,593,621
STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 72,078,724 and 28,600,464 shares issued and outstanding, respectively	721	286
Additional paid in capital	48,666,166	45,865,352
Deficit accumulated during the development stage	(46,556,733)	(44,584,511)
Total stockholders’ equity	2,110,154	1,281,127
Total liabilities and stockholders’ equity	$3,207,663	$2,874,748
The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine month periods ended February 28, 2010 and 2009 and
From Inception (September 17, 1999) through February 28, 2010
(Unaudited)
	Three Months Ended February 28, 2010	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009	From Inception Through February 28, 2010
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	329,487	1,002,553	671,674	2,866,890	28,425,458
Administrative (including depreciation and amortization)	324,722	569,142	698,476	1,800,483	16,313,108
(Gain) on disposal of equipment, net	(9,625)	-	(3,233)	(78,174)	(77,219)
Professional fees	77,658	32,780	530,933	296,073	3,776,067
Depreciation and amortization	-	1,019	15,070	3,127	178,886
Operating loss	(722,242)	(1,605,494)	(1,912,920)	(4,888,399)	(48,616,300)
Other income (expense)
Interest income	3,786	1,566	2,522	57,126	2,198,399
Interest expense	(50,978)	-	(61,824)	-	(132,435)
Loss on sale of investments	-	-	-	-	(6,394)
Net loss	$(769,434)	$(1,603,928)	$(1,972,222)	$(4,831,273)	$(46,556,730)
Weighted average number of common shares outstanding	55,076,052	28,600,464	46,088,030	28,600,464	20,363,183
Loss per common share – basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.17)	$(2.29)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through February 28, 2010
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

From Inception (September 17, 1999) through February 28, 2010
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

From Inception (September 17, 1999) through February 28, 2010
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

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 28, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	28,600,464	286	45,865,352	—	(44,584,511)	1,281,127
June 1, 2009 – February 28, 2010 – shared-based expense to employees and debt holders	—	—	279,510	—	—	279,510
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,739	—	—	521,739
November 11, 2009 – issuance of 43,478,260 shares of common stock at $.046	43,478,260	435	1,999,565	—	—	2,000,000
Net loss for the nine months ended February 28, 2010	—	—	—	—	(1,972,222)	(1,972,222)
Balance, February 28, 2010	72,078,724	$721	$48,666,166	$—	$(46,556,733)	$2,110,154

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the nine month periods ended February 28, 2010 and 2009 and
From Inception (September 17, 1999) through February 28, 2010
(Unaudited)
	Nine	Nine	From Inception
	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,972,222)	$(4,831,273)	$(46,556,730)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	(78,174)	(67,594)
Depreciation and amortization	15,070	45,621	919,772
Share based compensation expense	288,689	468,785	5,945,354
Non cash expenses	47,145	—	63,789
(Increase)/decrease in:
Prepaid expenses and deposits	124,301	238,148	(77,446)
Increase/(decrease) in:
Accounts payable and accrued expenses	(131,473)	(686,662)	275,318
Payroll and related liabilities	(904,277)	(13,001)	281,361
Other liabilities	—	183	1,192
Net cash and cash equivalents used in operating activities	(2,532,767)	(4,856,373)	(39,214,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	15,400	200,000	221,400
Net cash and cash equivalents provided by (used in) investing activities	15,400	200,000	(954,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	2,000,000	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	1,000,000	—	1,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	3,000,000	—	43,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	482,633	(4,656,373)	3,119,925
Cash and cash equivalents, beginning	2,637,292	8,442,809	—
Cash and cash equivalents, ending	$3,119,925	$3,786,436	$3,119,925

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100
The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2010

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation (“we,” “us,” our,” or “Company”) is a development stage company engaged in developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases. We were incorporated on September 17, 1999 in New Mexico and reincorporated in the State of Delaware on December 1, 2004. We were formed to develop and bring to commercial realization certain bioregulatory technology for the treatment of human diseases. Our lead product, PRTX-100, has demonstrated effectiveness in pre-clinical studies in regulating the immune system with persisting effects. However, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we will see in our clinical trials. We currently have no product on the market and we have no operating revenue. We are initially targeting the autoimmune diseases rheumatoid arthritis, or RA and idiopathic thrombocytopenic purpura, or ITP.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2010

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2010 and 2009, the Company had potentially dilutive securities consisting of warrants and stock options totaling 10,223,532 comprised of 3,928,896 warrants and 6,294,636 stock options as of February 28, 2010 and 9,877,044 comprised of 3,928,896 warrants and 5,948,148 stock options as of February 28, 2009.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2010

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

As of February 28, 2010, there were 6,294,636 stock options outstanding; the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $394,560 (net of estimated forfeitures) and will be recognized over a weighted average period of  4.52 years.  During the nine months ended February 28, 2010, 4,752,714 stock options were granted and 255,000 options were forfeited or expired.

The 4,752,714 options issued during the nine months ended February 28, 2010 are ten year options with exercise prices ranging from $0.05 to $0.10.  These options vest in three tranches, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal.  The first tranche of options have been valued at $167,840 for which $98,640 of compensation expense has been recorded.  The remainder will be expensed in the next quarter.  The  options vesting with the achievement of the second and third milestones will be valued upon the achievement of such milestones.
	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009	From Inception through February 28, 2010

Dividends per year	0	0	0
Volatility percentage	97.5%	96%-112%	90%-112%
Risk free interest rate	3.47%	3.11%-3.51%	2.07%-5.11%
Expected life (years)	5.0-10.0	6.25-10	3-10
Weighted average fair value	$.09	$.39	$1.56

The following summarizes certain information regarding stock options as of and for the period ended February 28, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2009	3,296,812	$1.57	6.0
Granted	4,752,714	.06	5.0
Exercised	—	—	—
Forfeited	(405,811)	$1.17	—
Expired	(1,349,079)	$1.52	—
Outstanding at February 28, 2010	6,294,636	$.51	4.5
Exercisable at February 28, 2010	1,541,922	$.48	.97

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2010

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The outstanding vested and exercisable stock options as of February 28, 2010 had an intrinsic value of $0 and $0, respectively.

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	4,752,714	$0.06	9.8	0	$0	-
$0.90 – 1.35	100,000	$1.25	1.6	100,000	$1.25	1.6
$1.36 – 1.80	1,256,922	$1.50	3.1	1,256,922	$1.50	3.1
$1.81 – 2.25	10,000	$2.15	6.0	10,000	$2.15	6.0
$2.26 – 2.70	50,000	$2.60	5.2	50,000	$2.60	5.2
$2.71 – 3.15	125,000	$2.89	6.0	125,000	$2.89	6.0
	6,294,636	$.51	8.2	1,541,922	$1.64	3.3

NOTE 5.  LIQUIDITY

From inception through February 28, 2010, the Company has incurred an accumulated deficit of $46,556,733.  As of February 28, 2010, the Company had cash and cash equivalents of $3,119,925 and net working capital of $2,631,960. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

In May 2009, the FASB issued guidance for Subsequent Events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company has evaluated subsequent events after the balance sheet date of February 28, 2010 through the filing date of this quarterly Report.

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2010

NOTE 7. RELATED PARTIES

Niobe, our majority shareholder and the holder of our $1 million senior secured convertible note, is controlled by our President and Director, Arnold P. Kling.

For the nine month period ended February 28, 2010, the Company incurred $0 of expenses related to air travel to a partnership principally owned by Kane. For the nine month period ended February 28, 2009, the Company incurred $7,227 of expenses related to air travel to a partnership principally owned by Kane.

The Company had an agreement with its former Chairman to pay $12,500 per month as a director fee which was terminated effective as of April 1, 2009 as described below.  For the nine month period ended February 28, 2010, the Company incurred $0 for this director’s fee.  For the nine month period ended February 28, 2009, the Company incurred $112,500 for this director’s fee.

The Company had an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee which agreement for each director was terminated effective as of April 1, 2009 as described below.  For the nine month period ended February 28, 2010, the Company incurred $0 for these directors’ fees. For the nine month period ended February 28, 2009, the Company incurred $60,000 for these directors’ fees.

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

As previously disclosed in the Form 10-K filed on August 28, 2009, Kane and Rose voluntarily terminated their employment. As of the date of this Report, Kane and Rose are the Chairman/CEO and Chief Financial Officer, respectively, of Patient Safety Technologies, Inc.  At May 31, 2009 and February 28, 2010, the Company had accrued severance obligations of $845,406 and $281,361, respectively, for severance obligations to Kane covering salary, payroll taxes and health benefits.  As also disclosed in our Form 8-K dated July 2, 2009, the Company subsequently entered into a consulting agreement with Rose providing for certain consulting fees through December 31, 2009.

During the three month period ended February 28, 2010, the Company issued an aggregate of 4,752,714 options to John Doherty, one of our Directors, and Kirk M Warshaw, our Chief Financial Officer and Director.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2010

NOTE 8. SENIOR SECURED CONVERTIBLE NOTE - RELATED PARTY (continued)

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 5, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Our business  operations are located in Summit, New Jersey.  We do not have a lab operation.  We previously outsourced all of our activities to contract organizations and facilities. For example, we previously refined the manufacturing process of PRTX-100 under Current Good Manufacturing Practice, or cGMP.

Our in-house research previously included demonstrating the efficacy of PRTX-100 in well established and characterized animal models of RA and other autoimmune diseases. For example, we have tested PRTX-100 in the murine collagen induced arthritis model, or CIA, which is considered to be a predictive efficacy model for RA in humans. This is the model that was used to test the efficacy of the FDA approved drug, etanercept, or Enbrel®. PRTX-100 has also demonstrated its efficacy in an animal model of systemic lupus erythematosus.  Additionally, our laboratory personnel  had previously developed a pre-clinical ITP model with data showing that PRTX-100 inhibits the phagocytosis (ingestion) of platelets in vitro. Platelet phagocytosis is the effector limb of ITP.

Exclusive of the Financing, described below, we have concluded eight private placements of our common stock, raising a total of $42.2 million in the aggregate and carrying us through basic research, pre-clinical and early stage clinical trials.  The private placement in July 2006 raised approximately $15.2 million.  We have completed two Phase I clinical trials, commenced with the Phase Ib clinical trial for ITP in Australia which as of the date of this Report has been terminated and previously commenced the planning process for a Phase Ib clinical trial for RA in South Africa, which planning process is currently underway. Without adequate additional financing, however, we will be unable to restart and fund a continuance of the FDA approval process.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”)were $329,487 and $671,674 for the three and nine months ended February 28, 2010, respectively, and $1,002,553 and $2,866,890 for the three and nine months ended February 28, 2009, respectively.  The decrease in R&D expenses for the three and nine month periods ended February 28, 2010 compared to the same prior year periods were primarily the result of decreased employee compensation and share based compensation expense and a decrease in product manufacturing, formulation and packaging related costs.

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

Administrative Expenses - Administrative expenses were $324,722 and $698,476 for the three and nine months ended February 28, 2010, respectively, and $569,142 and $1,800,483 for the three and nine months ended February 28, 2009, respectively.  The decrease in Administrative expenses for the three and nine month periods ended February 28, 2010 compared to the same prior year periods were due to decreased employee compensation and share based compensation expense.

Professional Fees - Professional expenses were $77,658 and $530,933 for the three and nine months ended February 28, 2010, respectively, and $32,780 and $296,073 for the three and nine months ended February 28, 2009, respectively.  The increases for the three and nine month periods ended February 28, 2010 compared to the same prior year periods were due to an increase in legal, accounting, and consulting fees as compared to the same period last year due largely to expenses related to the aforementioned change in control transaction consummated on November 11, 2009.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 28, 2010 was $46,556,733 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 28, 2010 and 2009 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2010 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2010, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Secured Convertible Promissory Note dated November 11, 2009.(1)

10.1	Note and Common Stock Purchase Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.(1)

10.2	Security Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.(1)

10.3	Form of Indemnification Agreement dated November 11, 2009 between the Company and each of Messrs. Kling and Warshaw.(1)

10.4	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC.(2)

10.5	Final Form of Amended and Restated Security Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC.(2)

10.6	**Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw.(3)

10.7	**Form of Non-Qualified Stock Option Agreement with John Doherty.

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
**Denotes compensatory plan, compensation arrangement or management contract.
(1)	Filed on November 13, 2009 as an exhibit with the same number with the Company’s Current Report on Form 8-K.
(2)	Filed on December 2, 2009 as an exhibit with the same number with the Company’s Current Report on Form 8-K.
(3)	Filed on January 8, 2010 as an exhibit with the same number with the Company’s Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2010	PROTALEX, INC.

By: /s/ Arnold P. Kling

Arnold P. Kling, President

Date: April 7, 2010
By: /s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer