Form 10-K
period 2010-05-31
PROTALEX INC
filed 2010-08-27
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended May 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from             to
Commission File 000-28385

PROTALEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2003490

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

133 Summit Avenue, Suite 22, Summit, NJ	18938

(Address of principal executive offices)	(Zip Code)

(215) 862-9720
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐             No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐             No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” ”accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer  ☐       Accelerated filer ☐    Non-accelerated filer ☐      Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No  ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $4,122,029 as of November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 26, 2010 was 72,078,724.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2010

TABLE OF CONTENTS

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

The following discussions should be read in conjunction with our audited Financial Statements and related notes thereto, and the Risk Factors in Item 1A included elsewhere in this Annual Report.

PART I
ITEM 1.       BUSINESS

Overview

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases.  Our lead product PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (RA) is now underway in South Africa and is expected to be completed in the second calendar quarter of 2011.  We currently have no products on the market.

In April 2009, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development.  Our business was dormant until new management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

Change in Control Transaction

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction, that resulted in a change in control in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to the Niobe (i) 43,478,260 restricted shares of our common stock at a purchase price of $0.046 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.046 per share (the “Secured Note”).

The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure our obligations under the Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the Secured Note (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the Secured Note).

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

About PRTX-100

PRTX-100 is a highly-purified form of the Staphylococcal bacterial protein known as Protein A.  PRTX-100 has the ability, at very low concentrations, to bind to and to down regulate activation of human B-lymphocytes and macrophages which are the key cells mediating inflammation in certain autoimmune diseases.  Laboratory studies indicate that the mechanism involves interaction with specific intracellular signaling pathways.  Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases.

Animal Studies

Protalex’s lead candidate PRTX-100 has proven effective in two standard mouse models of autoimmunity:

Collagen-Induced Arthritis - PRTX-100 has demonstrated reproducible efficacy in this well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel®, a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of Enbrel® suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel® showed a resumption of joint inflammation and tissue damage. This response to Enbrel® was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies has served as a rationale for conducting clinical trials in human patients.

BXSB Mice - These animals are genetically predisposed to autoimmune diseases. This model is used to evaluate drugs for autoimmune diseases such as Lupus and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies, mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement, or splenomegaly, was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease.

Completed pre-clinical safety studies in animals have shown no drug-related toxicity at doses up to 60-fold the proposed clinical dose. These studies were conducted in New Zealand white rabbits and in cynomolgus monkeys.  No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with PRTX-100 compared with controls treated with vehicle. These study results were an important component of our IND application with the FDA.

We have performed additional studies in non-human primates to determine the pharmacokinetics of PRTX-100, and to evaluate the pharmacokinetics and safety of a newer, lyophilized formulation of the drug.

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND for treating RA.  We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization.  In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced with our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I clinical trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100.  This study demonstrated that PRTX-100 appeared safe and well tolerated at the doses administered.  There were no deaths or serious adverse events.  The PK profile was determined and found consistent with that projected from pre-clinical models.

In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.  In July and August 2007 a second phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well tolerated. A Phase 1b randomized , double-blind, placebo controlled, multiple dose, dose escalation and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in South Africa was approved in August 2009 and is currently underway.

Idiopathic Thrombocytopenic Purpura - ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding.  A small clinical trial in adult patients with chronic ITP was designed to provide safety data on repeated weekly dosing with PRTX-100.  This clinical study was conducted under the Australian and New Zealand Clinical Trial Notification procedure, not under US IND (the “Australian Study”).  After the approval of the clinical protocol by ethics committees at six sites in Australia and one in New Zealand, the trial began enrolling patients in the second quarter of 2008.  A leading Australian clinical research organization was contracted to manage and monitor this clinical trial. The Australian Study was designed to evaluate the safety and pharmacokinetics of up to four doses of PRTX-100, starting at the lowest dose, and escalating upwards after safety review of the prior dose.

The Australian Study proved extremely difficult to enroll due to on-going Phase III studies and subsequent availability of two new and effective medicines for ITP. Nine patients were dosed at the first two dose levels by the end of the first quarter 2009. At this point further recruitment of patients was suspended.  No side effects or toxicities were noted with repeated weekly doses of PRTX-100 that were not seen with single doses in healthy volunteer trials.  This repeated-dose safety data formed the basis for the clinical trial application to evaluate PRTX-100 in patients with rheumatoid arthritis.

Rheumatoid arthritis - RA is a highly inflammatory polyarthritis often leading to joint destruction, deformity and loss of function. In addition to characteristic symmetric swelling of peripheral joints, systemic symptoms related to chronic inflammation can commonly occur.  Chronic pain, disability and excess mortality are unfortunate sequelae.  RA is the most common autoimmune disease, affecting 1 to 2 percent of the world’s population, with prevalence rising with age to about 5% in women over 55.

PRTX-100 is modeled on an effective precedent medical device treatment approved for RA which also exposed patients to low doses of staphylococcal protein A.  PRTX-100 shows measurable activity in a standard mouse model of autoimmune arthritis.  Accordingly, RA is felt to represent the most likely and significant treatment indication for PRTX-100.  While recent advances in biologic treatments for RA (with monoclonal antibodies) have improved the prognosis for many patients, many patients continue to live with debilitating RA disease activity, due to either the cost, side-effects, or limited effectiveness of these newer therapies.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed our first patient enrolled in the study.  We contracted a leading global biopharmaceutical services organization, to manage and monitor this Phase 1b clinical trial in South Africa.  The first sequential dose escalation study in RA will enroll up to 40 patients and is expected to be completed in the second calendar quarter of 2011.  This clinical trial protocol was reviewed and approved by the MCA, the regulatory agency in South Africa.  This study is not being performed under the US IND, but the clinical study report will be submitted to the IND.  This data could support a US IND study of PRTX-100 in RA patients.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. The product formulations, stability testing and packaging of the final drug product for clinical supplies are conducted at several other reputable FDA-approved companies in the United States. These companies have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources.  The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The current RA trial is using a newer lyophilized formulation designed to achieve better stability and longer product shelf-life.  Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

Markets

RA is our current focus as a primary indication. RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death.  According to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2009, RA affects about 1% of the U.S. population with a female to male ratio of 2 to 1 and approximately 10% of RA patients enter remission without treatment.  Of the remaining 90%, one third has mild disease, one-third has moderate disease and has some response to methotrexate and one-third has significant disease and has no response to methotrexate.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. It is estimated that despite treatment with current approved RA therapeutics, at least a third of patients continue to have significant disability and limitations due to their disease. Current treatments are costly, some are associated with increased risk of cancer and opportunistic infections, and in most cases must be continued for decades.

In contrast, we believe that  PRTX-100 could potentially provide these patients with a choice of therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio.  Once further developed and approved, we believe that our products could be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed.  Additionally, preliminary information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a range of autoimmune diseases, including, but not limited to psoriasis, myasthenia, ITP, and pemphigus.

Our long-term strategy, should PRTX-100 demonstrate safety and clinical proof of concept in RA, contemplates the pursuit of FDA approval to treat other autoimmune diseases, where the drug’s ability to decrease the inflammatory response will abrogate the underlying disease processes.

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

According to the Platelet Disorders Support Association, approximately 200,000 individuals are affected by ITP, with women affected approximately three times as often as men.  It can affect all ages and ethnic groups, and about 50% of the new cases occur in children.  Standard treatment includes high dose intravenous immunoglobulins (IVIG), corticosteroids and removal of the spleen.  In 2008 two new treatments were approved, both of which stimulate production of platelets by mimicking their natural regulator, thrombopoetin.  One of these, romiplostin is an injectable protein.  The other, eltrombopag, is an oral small-molecule drug.  These treatments have been very successful for refractory ITP cases.  Although most cases can be controlled with therapy, the treatments can have significant side effects. Currently there is no single broadly effective curative therapy. PRTX-100 could potentially offer these patients another therapeutic option which is more cost effective, efficacious, and results in fewer side effects.

Competition

We believe, based on the pre-clinical trials and the result of the two Phase I clinical trials, that our compound PRTX-100, has a potential competitive advantage, as it may be safer and more efficacious than existing therapies, and it comes with a significantly lower cost than competing biologic-based therapies.  This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $15,000 to $19,980 per patient, according to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2009. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;

•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;
•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®);
•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®); and
•	Costimulatory molecule inhibitor (abatacept, Orencia® Anti CD20 therapy, rituximab (Rituxan®).

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation, Johnson & Johnson, Inc. and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®.  According to the Cowen and Company, LLC report dated March 2009 for RA in 2008 Enbrel® generated revenue of $2.09 billion; Remicade® generated revenue of $1.55 billion; and Abbot’s Humira®, generated revenue of $1.38 billion. Other recent entrants into the RA market are Orencia® from Bristol-Myers Squibb and Rituxan® from Biogen Idec/Genentech which generated revenue of $360 million and $300 million for RA in 2008, respectively.

Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with TNF inhibitors. Disseminated tuberculosis due to reactivation of latent disease was also seen commonly within clinical trials of TNF inhibitors. There is also a possibly increased risk of lymphoma in patients treated with TNF inhibitors. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel® and the other TNF inhibitors. There was also an increased risk of serious infections with rituximab therapy in clinical trials, and abatacept has also been associated with an increased risk of serious infections.  Findings such as these indicate that new and safer treatments for autoimmune diseases such as RA are needed. We anticipate that PRTX-l00 and its other products will provide such opportunity, but there can be no assurance that such results will occur, pending the completion of extensive clinical trials.

As mentioned above, several companies have marketed or are developing thrombopoetin agonists for treatment of ITP.  They include Amgen’s Nplate and GSK’s Promacta, both now FDA approved, and Ligand Pharmaceutical’s LGD4665 currently in clinical trials.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors in Item 1A of this Report.

A separate submission to the FDA, under an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice or GCP requirements and regulations for informed consent.

Clinical Trials

For purposes of BLA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•
Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase 1b” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs.

•
Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine an optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

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

Patents, Trademarks, and Proprietary Technology

Our success will also depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258.  In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in June 2010, the PTO notified us of the allowance of the patent, which we expect will be issued sometime in the fourth quarter of 2010.  We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union.

Employees

We have two part-time employees, our president and our chief financial officer.  In addition, we also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives.  We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

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

Risks Related to Our Business

Auditors have doubt as to our ability to continue in business.

In their report on our May 31, 2010 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.  A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.  If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We have a history of significant losses, and we may never achieve or sustain profitability.

We have been focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and if we continue to operate we expect to continue to incur operating losses for at least the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2010, our cumulative net loss was $47,652,353. Our net loss was $3,067,842 for the fiscal year ended May 31, 2010. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

If we cannot raise additional capital on acceptable terms, we will be unable to complete planned clinical trials, obtain regulatory approvals, commercialize our product candidate or sustain our operations.

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities.  If the Company is unable to raise sufficient additional funds when required, it  will likely be required to suspend or cease current operations until such financing is obtained, if ever.. Our future capital requirements will depend on many factors, including:

•	the progress of pre-clinical development and laboratory testing and clinical trials;
•	time and costs involved in obtaining regulatory approvals;
•	the number of indications we pursue;
•	costs in filing and prosecuting patent applications and enforcing or defending patent claims; and
•	the establishment of selected strategic alliances and activities required for product commercialization.

As of May 31, 2010, we had cash and cash equivalents of $2,350,084 and net working capital of $1,652,355 compared to cash and cash equivalents of $2,637,292 and working capital of $1,237,428 as of May 31, 2009.  We have suffered recurring losses from operations and negative cash flows.

If in the future we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. We cannot, however, be certain that additional financing will be available on acceptable terms or at all.

If we are unable to enroll enough patients to complete our clinical trials, regulatory agencies may delay their review of, or reject our applications, which may result in increased costs and harm our ability to develop products.

In August 2010, we commenced a Phase 1b RA clinical trial of PRTX-100 on adult patients with active RA in South Africa and began dosing patients enrolled in the study. As of the date of this Report, ITP clinical trials have been suspended pending completion of Phase 1b RA clinical trials and an evaluation of our clinical trial programs.  If we are not able to enroll enough patients to complete the RA Phase 1b clinical trials, regulatory agencies may delay reviewing our applications for approval, or may reject them, based on our inability to enroll enough patients to complete our clinical trials.  Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

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

We have tried to protect our proprietary position by filing a U.S. patent application related to PRTX-100.  In July 2006, the PTO issued an office action final rejection.  In August 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258.  In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in June 2010, the PTO notified us of the allowance of the patent, which we expect will be issued sometime in the fourth quarter of 2010.  Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us.  Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

•
It may be difficult or impossible for us to find replacement manufacturers quickly on acceptable terms, or at all.  For example, we have initially relied on a single contract drug substance manufacturer, Eurogentec S.A., to produce PRTX-100.  Changing this manufacturer, or changing the manufacturer for any other products we develop, may be difficult, time consuming and expensive.  The number of potential manufacturers is limited, and changing manufacturers may require confirmation of the analytical methods of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs.  Such confirmation of the analytical methods may be costly and time-consuming.

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

We believe Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our proposed clinical trials.  If these inventories are lost or damaged, or if Eurogentec S.A. cannot or will not produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be significantly delayed, and our ability to commercialize this product could be impaired or precluded.

If we do not having adequate clinical trial material available to complete our clinical trails, which could also lead to a significant delay in continuing and /or commencing our clinical trial programs, we may be unable to obtain FDA approval and our ability to commercialize this product could be impaired or precluded.

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

If we receive regulatory approval to commence commercial sales of PRTX-100, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we currently have no experience due to a lack of management. To market our product directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage a pharmaceutical or other healthcare companies with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third-parties or gain market acceptance for our product. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third-parties. Those efforts may not succeed.

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

We depend on the members of our management staff, Board, Scientific Advisory Board (“SAB”) and third-party consultants to provide the expertise needed to carryout our business objectives.  The loss of any of these individuals’ services may significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations if their replacements are not promptly retained. We face intense competition for such personnel and consultants. Such replacements are predicated, among other conditions, on our ability to raise additional funding. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future, with or without adequate additional financing. We do not maintain key person life insurance on any of these individuals.

Further, we expect that our potential expansion into areas and activities requiring additional expertise, such as further clinical trials, governmental approvals, contract manufacturing and marketing, will place additional requirements on our management, operational and financial resources. We expect these demands will require an increase in management and scientific personnel and the development of additional expertise.  The failure to attract and retain such personnel or to develop such expertise would impact prospects for our success.

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

Moreover, legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our product, which could adversely affect our business, financial condition and results of operations.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liabilities claims, regardless of their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our product.  We currently maintain a $2,000,000 general liability insurance policy, a global $5,000,000 clinical liability insurance policy and as required, country specific clinical liability insurance will be procured.  We intend to expand our liability insurance coverage to any products for which we obtain marketing approval, however, such insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of the introduction of new products by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	rumors relating to us or our competitors;
•	litigation or public concern about the safety of our potential products;
•	our quarterly operating results;
•	deviations in our operating results from the estimates of securities analysts;

•	FDA or international regulatory actions;
•	depth and liquidity of the market for our common stock; and
•	inability to raise adequate financing.

Because of the limited trading market for our common stock, and because of the significant price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the fiscal year ended May 31, 2010, our stock price ranged from a high of $0.40 to a low of $0.05 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our common stock may suffer greater declines due to its price volatility.

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

Control by existing stockholder

Niobe beneficially owns over 60% of our outstanding common stock.  As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

Our common stock is a "penny stock" which may restrict the ability of stockholders to sell our common stock in the secondary market.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange.  Our common stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”).  Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our common stock and warrants in the secondary market.

Our common stock is quoted on the OTCBB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB.  The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer.  We occupy our principal offices on a month to month basis.  On March 1, 2010, we began paying a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices.  We do not own or intend to invest in any real property.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      [REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information.    Our common stock is traded on the OTCBB under the symbol “PRTX”.  The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our common stock.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2009
First Quarter	$0.90	$0.35
Second Quarter	0.81	0.16
Third Quarter	0.26	0.04
Fourth Quarter	0.26	0.02

2010
First Quarter	$0.15	$0.055
Second Quarter	0.20	0.025
Third Quarter	0.23	0.08
Fourth Quarter	0.23	0.01

(b)    Holders.    As of August 26, 2010, there were approximately 397 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c)    Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6.      SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2010 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases.  Our lead product PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (RA) is now underway in South Africa and is expected to be completed in the second calendar quarter of 2011.  We currently have no products on the market.

In April 2009, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development.  Our business was dormant until new management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

Change in Control Transaction

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction, that resulted in a change in control in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to the Niobe (i) 43,478,260 restricted shares of our common stock at a purchase price of $0.046 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.046 per share (the “Secured Note”).

The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure our obligations under the Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the notes (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the Secured Note).

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 4 to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

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

Results of Operations

Fiscal year ended May 31, 2010 compared to fiscal year ended May 31, 2009

Research and Development Expenses – Research and Development expenses decreased from $3,490,956 in our 2009 fiscal year to $1,291,051 in our 2010 fiscal year.  The decrease of $2.2 million, or 63%, was primarily the result of the ceasing of our operations from April 2009 until new management took control of our operations in November 2009, as disclosed above.  During such period, we engaged fewer consultants, had no personnel and incurred virtually no other research or development expenses.

Administrative Expenses - Administrative expenses decreased from $3,427,085 in our 2009 fiscal year to $1,036,059 in our 2010 fiscal year.  The decrease of $2.4 million, or 70%, was primarily the result of the ceasing of our operations from April 2009 until new management took control of our operations in November 2009, as disclosed above.  During such period, we engaged fewer consultants, had no personnel and incurred virtually no other research or development expenses. Further, during our 2010 fiscal year 2010 we incurred personnel expenses in the aggregate of approximately $137,000 compared to $1.2 million, for the severance amounts due to our former officers, during the 2009 fiscal year.

Professional Fees - Professional fees increased from $365,670 in our 2009 fiscal year to $629,948 in our 2010 fiscal year. The increase of approximately $264,000, or 72%, was due primarily to a significant increase in legal expenses associated with the change in control transaction, described above, that occurred in November 2009.  Legal fees associated with the transaction and related deal expenses totaled almost $350,000 as compared to $0 for the same period last year.

Interest income - Interest income decreased from $57,651 in our 2009 fiscal year to $5,544 in our 2010 fiscal year.  The decrease was primarily the result of having much smaller balances in interest bearing cash balances throughout fiscal year 2010 as compared to fiscal year 2009.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations.  Our accumulated deficit from inception through May 31, 2010 was $47,652,353 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On November 11, 2009, we raised $3,000,000; $2,000,000 from the sale of our common stock and $1,000,000 from the issuance the Secured Note to Niobe.

On December 2, 2009, we entered into a Credit Facility Agreement (the “Facility”) with Niobe, which will provide up to $2.0 million of additional capital in the form of secured loans from Niobe to us at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks.

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2010 and 2009 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2011 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2010, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on December 2, 2009, we dismissed Grant Thornton LLP (“GT”) from serving as our independent registered public accounting firm and engaged Sherb & Co., LLP (“Sherb”) as our new independent registered public accounting firm.  The Board unanimously approved and authorized the change, directed the process of review of candidate firms to replace GT and made the final decision to engage Sherb.  There were no disagreements, adverse opinions or disclaimer of opinion by GT at the time of the change or during the fiscal year ended May 31, 2010.

ITEM 9A(T).       CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Protalex have been detected.

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of May 31, 2010, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 1, 2010:

Name	Age	Title

Arnold P. Kling	52	President and director
Kirk M. Warshaw	52	Chief financial officer, secretary and director
John E. Doherty	56	Director

Arnold P. Kling.  Mr. Kling has served as our president and director since November 2009.  Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999.  From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds.  From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company.  From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm.  Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983.  During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM).  Mr. Kling currently also serves as a Director and President of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN).  Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer, secretary and director since November 2009.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters.  Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey.  From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells.  Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982.  During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI).  Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH).  Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2009, have given him the expertise needed to serve as one of our directors.

John E. Doherty.  Mr. Doherty has served as our director November 2009.  He is a private investor and was involved with our early stage development.  From September 2005 to present he has been a private investor.  Prior to that, from September 1999 to September 2005 he was a member of our Board, and also our President and Chief Executive Officer from September 1999 to December 2002.  Mr. Doherty’s professional experience and background with us and other companies have given him the expertise needed to serve as one of our directors.

Scientific Advisory Board

Our Scientific Advisory Board (SAB) members work with our management team in the planning, development and execution of scientific and business strategies.  It reviews, and advises management on our progress in research and clinical development as well as new scientific perspectives.  The SAB is composed of well-respected, experienced academic and industry leaders with diverse expertise and knowledge in a variety of areas, including drug discovery, translational research, drug development, and business development.

Edward Bernton, M.D., serves as chairman of our SAB, has a background in pharmacology, clinical immunology, and experimental medicine.  Dr. Bernton currently is Sr. Dir, Clinical Strategy, at Emergent Biosolutions (NYSE: EBS), a biopharmaceutical company focused on the development, manufacturing and commercialization of vaccines and therapeutic antibodies that assist the body’s immune system to prevent or treat disease. He previously served as Medical Director of Protalex, Inc., and worked as a consultant in clinical pharmacology and early-phase drug development.  His medical subspecialties include internal medicine, allergy/immunology, and diagnostic laboratory immunology.  He served five years as Scientific Director for PAREXEL International Corporation’s (Nasdaq: PRXL) Clinical Pharmacology Network in North America.  He has served as protocol author or investigator on over 30 Phase I clinical trials including many first-in-man studies for novel small molecules, biopharmaceutics, and vaccines.  Other past experience includes, serving three years as a regulatory and product development consultant at Quintiles, a bio and pharmaceutical services provider offering clinical, commercial, consulting and capital solutions, serving three years as Chief Medical Officer or VP at various Biotech start-ups and serving 12 years in both basic and clinical research in pharmacology, immunology, infectious diseases, and vaccinology at Walter Reed Army Institute of Research.

James W. Dowe III, serves as vice chairman of our SAB, has over thirty years of experience in the various stages of a company’s development.  His corporate experience ranges from being an active investor, CEO and/or Chairman of startups to public companies. His primary focus has been in biotechnology, computer software and investment management companies.  Mr. Dowe started his career at the White Sands Missile Range as a mathematician and a programmer, and later he joined the Dikewood Corporation in New Mexico as a mathematician and analyst.  Subsequently, he became the Associate Director of the Computing Center at the University of New Mexico. In 1980, Mr. Dowe founded and later became the CEO and Chairman of Excalibur Technologies Corporation whose search engine is recognized for its ability to index and retrieve mixed data types including digital images, signals and multilingual text. Excalibur was merged with the Media Systems Division of the Intel Corporation to form Convera Corporation (CNVR). Mr. Dowe is the inventor of the Adaptive Pattern Recognition Process (APRP) which is the basis of Convera’s technology.  Mr. Dowe was co-founder and a director of AZUR Environmental, a private company (acquired by Strategic Diagnostics Inc. (Nasdaq: SDIX)) with an expertise in providing cost-effective reliable solutions for monitoring water quality throughout the world.  Mr. Dowe graduated from New Mexico State University with a Bachelor of Science degree in 1965 and served as an U.S. Naval officer during the Vietnam War.

William E. Gannon, Jr., M.D., our Chief Medical Officer, serves as Chief Scientific Officer & Medical Director for Capital City Technical Consulting (CCTC) in Washington, DC. In addition to receiving his medical training and clinical work at Ross University, Case Western Reserve and George Washington University, Dr. Gannon obtained an M.B.A. in 1988 and has since built a wealth of experience in the management of clinical trials including designing the trials and building operational teams to ensure their successful completion. Dr. Gannon has held positions in multinational Clinical Research Organizations, medical device, biotech and pharmaceutical firms. In his most recent position prior to CCTC, Inc., Dr, Gannon served as Vice President – Clinical & Medical Affairs in biotechnology arena. Dr. Gannon’s primary focus has been on oncology therapeutic and diagnostic applications, but possesses a board range of experience across therapeutic categories. Dr. Gannon has managed clinical trials and operations as well as the design, corporate and regulatory strategies, regulatory submissions and execution of Phase I through Phase IV clinical trials in the U.S., Europe and Asia. Additionally, Dr. Gannon is involved in philanthropy in the Washington, DC area and currently serves on the Board of Directors for The Mautner Project – The National Lesbian Health organization.

Board Composition

Currently, our Board consists of three members; however, only John E. Doherty qualifies as “independent” under the rules and regulations of the SEC and the NASDAQ.  As contemplated by the Purchase Agreement, all of our executive officers and all of the members of our Board prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Exchange Act.  Effective upon the closing of the Financing, our Board appointed Arnold P. Kling as a director and then elected him as president and elected Kirk M. Warshaw as chief financial officer and secretary.  In December 2009, Messrs. Warshaw and Doherty were appointed to our Board.

Family Relationships

None of our directors or executive officers are related by blood, marriage or adoption.

Board Committees

Our Board has the authority to appoint committees to perform certain management and administrative functions.  As of the date of this Report, given the limited number of directors, our Board has not yet re-established any committees.  However, we expect that our Board will appoint new directors in the future and once the Board has been expanded, we anticipate that the Board will again establish separate audit, compensation and nominating and corporate governance committees and may, from time to time, establish other committees it deems appropriate.

Audit Committee Financial Expert

Our entire Board will act as our audit committee until such time it decides to re-establish a separate audit committee.  The Board has determined that Mr. Warshaw qualifies as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.  Mr. Warshaw is not independent for audit committee purposes under the definition contained in Section 10A(m)(3) of the Exchange Act.

Director Independence

Our Board has determined that Mr. Doherty is “independent” in accordance with the NASDAQ’s independence standards.  In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of its independent directors’ ability to continue to serve on the Board.  To that end, for the fiscal year ended May 31, 2010, the Board considered all the compensation paid to Mr. Doherty, as disclosed below in “Item 11 – Executive Compensation – Compensation of Directors,” and determined that such compensation was within the limits of the independence standards set by the NASDAQ and did not impact his ability to continue to serve as an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended May 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

Our Board adopted a code of ethics that applies to its directors, officers and employees as well as those of our subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, NJ 18938.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2010 and 2009:

Name and Principal Position	Year		Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)

Arnold P. Kling, President*	2010	*	39,000	—	—	—	—		39,000

Steven H. Kane,	2010
Former president and chief executive officer**	2009		350,000	—	—	107,040	30,021	(3)	487,061

Marc L. Rose, CPA,	2010
Former vice president and chief financial officer**	2009		201,250	—	—	35,680	—		236,930

*	Elected president as of the closing of the Financing on November 11, 2009.
**	Resigned from all of his positions with Protalex as of the closing of the Financing on November 11, 2009.

(1)	Effective, April 16, 2009, salary payments ceased under Messrs. Kane and Rose Employment Agreements pursuant to Settlement Agreements as disclosed in our Form 10-Q filed on April 14, 2009.

(2)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.”

(3)	This represents the dollar amount paid by the Company for Mr. Kane’s health insurance that is outside the Company’s standard insurance payment policy provided to all other employees.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Effective April 15, 2009, our former president and chief executive officer, Steven H. Kane, pursuant to a Settlement Agreement voluntarily resigned and terminated his employment.  However, Mr. Kane continued to serve through November 11, 2009 as president and chief executive officer, at the pleasure of the Board, without any further compensation except his severance.  Mr. Kane remained on the Board through November 11, 2009.  On April 30, 2009, we commenced paying Mr. Kane pursuant to his existing severance arrangement thirty-six (36) equal bi-weekly installments of pay totaling Six Hundred Thousand Dollars ($600,000) together with a sum during this period equal to the existing premiums previously paid by us for Mr. Kane’s health and dental insurance coverage. Mr. Kane agreed to cooperate with and assist us until he otherwise notified our then Chairman, G. Kirk Raab, that he is ceasing such assistance, to achieve and to participate in the following: (1) oversight of the clinical trials in Australia; (2) assist with SEC filings; (3) facilitate accounts payable; and (4) otherwise cooperate with the reasonable requests of our then Chairman to provide information and assistance related to the performance of his former duties.  Effective concurrently with the closing of the Financing on November 11, 2009, pursuant to an Option Termination and Non-Solicitation Agreement dated November 11, 2009 with us, certain of Mr. Kane’s stock options which were exercisable in the aggregate for 700,000 shares of our common stock were terminated.

Effective April 15, 2009, our former vice president of finance, chief financial officer, treasurer and secretary, Marc L. Rose, pursuant to a Settlement Agreement voluntarily resigned and terminated his employment with us. However, he continued to serve in those positions through November 11, 2009 pursuant to a Consulting Agreement.  On April 30, 2009, we commenced paying Mr. Rose pursuant to his existing severance arrangement twenty-four (24) equal bi-weekly installments of severance pay totaling Two Hundred Thirty Thousand Dollars ($230,000) together with a sum equal to the existing premiums previously paid by us for Mr. Rose’s health and dental coverage (“Severance Payments”).  On November 11, 2009, effective concurrently with the closing of the Financing, he resigned from all of his positions with us, his consulting arrangement with us was terminated, his Settlement Agreement with us was amended (the “Amendment”) and all of his stock options were terminated.

Pursuant to the Amendment, Mr. Rose agreed to cooperate with and assist us until December 31, 2009 by responding to our requests to provide information and assistance related to the performance of his former duties and we agreed to continue to make equal bi-weekly installments of Severance Payments to him up to and through December 31, 2009 and, a final lump sum payment of $67,083.33 on December 31, 2009.

Indemnification Agreements

As of the date of this report, we have entered into indemnification agreements with each of our current directors and executive officers, each of member of our SAB and each of our former executive officers and directors who resigned in November 2009 in connection with the closing of the Financing.  It is anticipated that future directors, officers and members of our SAB will enter into an Indemnification Agreement with us in substantially similar form.  The Indemnification Agreement provides, among other things, that we will indemnify and hold harmless each person subject to an Indemnification Agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. The Indemnification Agreement further provides that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law.  Pursuant to the Indemnification Agreement, an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise.  The Indemnification Agreement also requires us to maintain in full force and effect directors’ liability insurance on the terms described in the Indemnification Agreement. If indemnification under the Indemnification Agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2010:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steven H. Kane, Former president and cChief executive officer	863,242	—	—	1.50	12/16/2012
	100,000	—	—	1.50	8/13/2013

Compensation of Directors

The table below summaries the compensation paid to our directors for the fiscal year ended May 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Kirk M. Warshaw (1)	—	—	—	—

John E. Doherty (1)	—	$39,302	—	$39,302

G. Kirk Raab *	—	—	—	—

Eugene A. Bauer, M.D. *	—	—	—	—

Frank M. Dougherty **	—	—	—	—

Carleton A. Holstrom *	—	—	—	—

Dinesh Patel, Ph.D. *	—	—	—	—

Thomas P. Stagnaro *	—	—	—	—

Peter G. Tombros *	—	—	—	—

* Resigned as a director on November 11, 2009 effective concurrently with the closing of the Financing.
** Resigned as a director in connection with the Financing effective on November 26, 2009 upon the expiration of the 10-day notice period in accordance with Rule 14f-1 of the Exchange Act.
(1) Appointed to our Board on November 27, 2009.  Mr. Warshaw is also serves as our Chief Financial Officer.
(2) Reflects the value of the stock option that was charged to income as reported on our financial statements and calculated using the provisions of FASB ASC 718, “Share-based Payments.”  On January 15, 2010, our Board granted to Mr. Doherty a stock option for one million shares of our common stock with an exercise price of $0.10 per share and vests on December 29, 2012, but is subject to earlier vesting upon our achieving of certain milestones.

Pursuant to a Cash Waiver & Option Termination Agreement dated April 10, 2009, each of our former outside directors, G. Kirk Raab, Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro who were entitled to a cash fee agreed to waive all such accrued and unpaid cash fees and terminate any rights for further cash fees.  For Mr. Raab, those cash fees ceased as of April 1, 2009.  For the other former directors, those cash fees ceased as of February 1, 2009.  In addition, each of these directors agreed to terminate immediately all of their existing stock options (vested and unvested) upon the closing of the Financing in November 11, 2009.

With the exception of Mr. Dougherty, all of our former directors and executive officers resigned on November 11, 2009 effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Exchange Act.  Except for the severance arrangements described above, we have no further financial obligations to any former officer or director (other than pursuant to indemnification agreements.)

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of August 1, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group.  Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, New Jersey 18938.

	Shares Beneficially Owned(1)
Name and Title	Number	Percent

Arnold P. Kling, president and director (2)(6)	65,242,390	69.5%
Kirk M. Warshaw, CFO, secretary and director	—	—
John E. Doherty, Director (3)	2,850,438	4.0%
Steven H. Kane, former CEO and former director (4)	1,186,663	1.6%
Marc L. Rose, CPA, former vice president, chief financial officer, treasurer and secretary	15,000	*
Officers and Directors as a group (3 persons) (5)	68,092,828	72.6%
5% Beneficial Owners
Niobe Ventures LLC (6) 712 Fifth Avenue – 11th Floor New York, NY 10019	65,217,390	69.5%

*Indicates less than 1%.
(1)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2)
Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the securities held by that entity.

(3)	Includes options to purchase 10,000 shares and warrants to purchase 27,778 shares of our common stock.
(4)	Includes options to purchase 963,242 shares and warrants to purchase 7,778 shares of our common stock.
(5)
Includes 21,739,130 shares of common stock issuable upon conversion of the Secured Note deemed to be beneficially owned by Arnold P. Kling as the manager of Niobe Ventures, LLC and warrants to purchase 3,778 shares of our common stock beneficially owned by Frank M. Dougherty.

(6)	Includes 21,739,130 shares of our common stock issuable upon conversion of the Secured Note owned by Niobe Ventures, LLC.

Change in Control Since Last Fiscal Year

On November 11, 2009, in connection with the closing of the Financing, Niobe acquired control of our company through the acquisition of 43,478,260 shares of our common stock (approximately 60% of our common stock issued and outstanding immediately after closing of the Financing) at a price of $0.046 per share paid in cash and the Secured Note, convertible into shares of our common stock at a price per share of $0.046.  The consideration was paid out of Niobe’s working capital.  For additional information relating to the Financing, see the “Business” section, above.  Prior to the closing of the Financing, no investor (or group) beneficially owned more than 12.9% of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	263,968	$1.50	4,232,032
Equity compensation plans not approved by security holders – Stand Alone Option Grants	7,130,668	$0.37	—

Total	7,394,636	$1.04	4,232,032

During the fiscal year ended May 31, 2010, options for an aggregate of 5,852,714 shares of our common stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation to our chief financial officer, a member of our Board and the members of our SAB.  These options are ten year options with exercise prices ranging from $0.05 to $0.20, vest on the third anniversary from the date of grant and are subject to earlier vesting upon the achievement of each of three milestones including, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended May 31, 2010, May 31, 2009 and May 31, 2008, we incurred $0, $7,677, and $48,633, respectively, of expenses related to air travel to a partnership principally owned by our former chief executive officer, Steven H. Kane.

As described herein above, on November 11, 2009 we raised $3,000,000 of additional working capital in the Financing transaction with Niobe, a Delaware limited liability company for which Arnold Kling, our president and director, is also an executive officer.  In the Financing, we issued to Niobe (i) 43,478,260 restricted shares of our common stock at a purchase price of $0.046 per share (or $2,000,000 in the aggregate) and (ii) a Secured Note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.046 per share.

On December 2, 2009, we entered into an agreement with Niobe for a secured line credit of up to $2.0 million at any time prior to June 30, 2012 subject to the achievement of certain predetermined benchmarks.  Any loan(s) made pursuant to this credit facility will be evidenced by a senior secured convertible note, bearing interest at a rate of 3% per annum, in the principal amount of any such loan and convertible into shares of our common stock at an initial conversion price equal to the then conversion price of the Secured Note issued in the Financing.  All loans pursuant to this credit facility will mature on the later of the fifteenth month anniversary of such loan or December 31, 2012.  In connection with this credit facility we granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property to collateralize all amounts due to it under this facility.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2010 and 2009 in which a related person has a direct or indirect material interest.  Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the year ended May 31, 2010, we were billed $36,000 by Sherb, our current independent accountants, for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Q for the second and third quarters and $15,718 by GT, for professional services rendered for the review of financial statements included in our reports on Form 10-Q for the first quarter.  For the year ended May 31, 2009, we paid $79,351 to GT, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Except as described above, no other fees were billed by Sherb or GT for any other services during the last two fiscal years.

Pre-Approval of Audit and Permissible Non-Audit Services

As of the date of this Report, given the limited number of directors, our Board has not re-established any committees since the consummation of the Financing.  As a result, our Board pre-approves all audit and permissible non-audit services provided by the independent auditors.  The services may include audit services, audit-related services, tax services and other services.  The independent auditors and management are required to periodically report to the Board regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Board may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1. Financial Statements

Reference is made to the Index to Financial Statements on page F-1 of this Annual Report which is filed as part of this Annual Report and incorporated by reference herein.

            2. Financial Statement Schedules

None.

(b)       Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Warrant and Common Stock Purchase Agreement dated December 22, 2005 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 4.5 to the Company’s SB-2 filed on January 27, 2006
4.2	Registration Rights Agreement dated December 22, 2005 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 4.6 to the Company’s SB-2 filed on January 27, 2006
4.3	Form of Warrant issued by the Company to the Selling Stockholders dated December 22, 2005 of even date therewith	Incorporated by reference, to Exhibit 4.7 to the Company’s SB-2 filed on January 27, 2006
4.4	Warrant and Common Stock Purchase Agreement dated June 30, 2006 among the Company and the several purchasers thereunder	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.
4.5	Registration Rights Agreement dated June 30, 2006 among the purchasers under the Warrant and Common Stock Purchase Agreement of even date therewith	Incorporated by reference, to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.6	Form of Warrant issued by the Company to the Selling Stockholders dated June 30, 2006 of even date therewith	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006
4.7	Secured Convertible Promissory Note dated November 11, 2009.	Incorporated by reference, to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010
4.8	Form of Option Agreement	Incorporated by reference, to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003
4.9	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Filed herewith
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Settlement Agreement with Steven H. Kane, dated April 14, 2009	Incorporated by reference, to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7	Settlement Agreement with Marc L. Rose, dated April 14, 2009	Incorporated by reference, to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.8	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference, to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.9**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010
10.10	Note and Common Stock Purchase Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010
10.11	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K filed on December 2, 2009
10.12	Final Form of Amended and Restated Security Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K filed on December 2, 2009
10.13**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw.	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q filed on January 8, 2010
10.14**	Form of Non-Qualified Stock Option Agreement with John Doherty.	Incorporate by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10Q filed on April 7, 2010
23.1	Consent of Sherb & Co, LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.
**This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protalex Inc.

Date: August 27, 2010

By: /s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 27, 2010

By: /s/Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: August 27, 2010

By: /s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: August 27, 2010

By: /s/John E. Doherty
John E. Doherty, Director

PROTALEX, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheets at May 31, 2010 and 2009 (Audited)	F-3
Statements of Operations for the Years Ended May 31, 2010 and 2009 (Audited),
and from Inception (September 17, 1999) through May 31, 2010 (Unaudited)	F-4
Statement of Changes in Stockholders’ Equity from Inception (September 17, 1999)
through May 31, 2010 Inception to May 31, 2008 (Unaudited)	F-5
Statements of Cash Flows for the Years Ended May 31, 2010 and 2009 (Audited) and
from Inception (September 17, 1999) through May 31, 2010 (Unaudited)	F-9
NOTES TO FINANCIAL STATEMENTS	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Protalex, Inc.
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. (A Development Stage Company) as of May 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity , and cash flows for each of the years then ended May 31, 2010 and 2009 and for the period from September 17, 1999 (inception) to May 31, 2010.  We did not audit the period September 17, 1999 (inception) to May 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years ended May 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Protalex, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
August 25, 2010

PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$2,350,084	$2,637,292
Prepaid expenses	39,004	193,757
Total current assets	2,389,088	2,831,049

PROPERTY & EQUIPMENT:
Property & equipment – net	-	25,162

OTHER ASSETS:
Deposits	-	7,990
Intellectual technology property, net of accumulated amortization of $10,008 and $9,753 as of May 31, 2010 and May 31, 2009, respectively	9,527	10,547

Total other assets	9,527	18,537

Total Assets	$2,398,615	$2,874,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,861	$398,734
Payroll and related liabilities	156,994	1,185,638
Accrued expenses	396,878	8,057
Deferred rent	-	1,192

Total current liabilities	736,733	1,593,621
LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	591,063	-
Total liabilities	1,327,796	1,593,621
STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 72,078,724 and 28,600,464 shares issued and outstanding, respectively	721	286
Additional paid in capital	48,722,451	45,865,352
Deficit accumulated during the development stage	(47,652,353)	(44,584,511)
Total stockholders’ equity	1,070,819	1,281,127
Total liabilities and stockholders’ equity	$2,398,615	$2,874,748

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2010 and 2009 and
From Inception (September 17, 1999) through May 31, 2010

	Year Ended May 31, 2010	Year Ended May 31,2009	From Inception (September 17, 1999) Through May 31, 2010
			(Unaudited)
Revenues	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	1,291,051	3,490,956	29,044,835
Administrative (including depreciation and amortization)	1,036,059	3,427,085	16,583,102
Professional fees	629,948	365,670	3,875,082
Depreciation and amortization	16,090	4,146	179,906
Operating loss	(2,973,148)	(7,287,857)	(49,682,925)

Other income (expense)
Interest income	5,544	57,651	2,201,422
Interest expense	(100,238)	-	(170,850)
Net loss	$(3,067,842)	$(7,230,206)	$(47,652,353)
Weighted average number of common shares outstanding	52,675,203	28,600,464
Loss per common share – basic and diluted	$(0.06)	$(0.25)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through May 31, 2010

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to an individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000 – (Unaudited)	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to shareholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001 – (Unaudited)	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2010

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Shareholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002 – (Unaudited)	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from shareholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003 – (Unaudited)	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from shareholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2010

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004 – (Unaudited)	16,784,433	14,683,854	1,052,008	—	(6,739,474)	8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)		—	—	(20,000)
January 13, 2005 – common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,701,935)	14,701,935	—	—	0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005 – (Unaudited)	19,393,221	194	20,913,822	—	(12,307,203)	8,606,813
August 23, 2005 – common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 – issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006 – (Unaudited)	22,389,951	224	27,740,976	—	(18,411,605)	9,329,595

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2010

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	28,600,464	286	45,865,352	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 43,478,260 shares of common stock at $.046	43,478,260	435	1,999,565	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	72,078,724	$721	$48,722,451	$—	$(47,652,353)	$1,070,819

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Year Ended May 31, 2010 and 2009 and From Inception (September 17, 1999) through May 31, 2010

	Year	Year	From Inception (September 17, 1999)
	Ended	Ended	Through
	May 31,	May 31,	May 31,
	2010	2009	2010
			( Unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,067,842)	$(7,230,206)	$(47,652,353)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	(13,953)	(78,174)	(81,544)
Depreciation and amortization	129,856	49,799	1,034,558
Equity based expense	335,741	753,268	6,009,050

(Increase)/decrease in:
Prepaid expenses and deposits	154,753	235,450	(46,994)
Increase/(decrease) in:
Accounts payable and accrued expenses	172,948	(885,764)	579,739
Payroll and related liabilities	(1,028,644)	1,150,376	156,994
Other liabilities	(1,192)	(266)	—
Net cash and cash equivalents used in operating activities	(3,318,333)	(6,005,517)	(40,000,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	7,990	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	23,135	200,000	229,135
Net cash and cash equivalents provided by (used in) investing activities	31,125	200,000	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	2,000,000	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by shareholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	1,000,000	—	1,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	3,000,000	—	43,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(287,208)	(5,805,517)	2,350,084
Cash and cash equivalents, beginning	2,637,292	8,442,809	—
Cash and cash equivalents, ending	$2,350,084	$2,637,292	$2,350,084

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Year Ended May 31, 2010 and 2009

1.	ORGANIZATION AND BUSINESS ACTIVITIES

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases.  Our lead product PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria.  The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (RA) is now underway in South Africa and is expected to be completed in the second calendar quarter of 2011.  We currently have no products on the market.

In April 2009, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development.  Our business was dormant until new management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

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

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction, that resulted in a change in control in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to the Niobe (i) 43,478,260 restricted shares of our common stock at a purchase price of $0.046 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.046 per share (the “Secured Note”).

The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure our obligations under the Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the notes (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the Secured Note).

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

3.	GOING CONCERN

Since inception, the Company has incurred an accumulated deficit of $47,652,353 through May 31, 2010. For the years ended May 31, 2010 and 2009, the Company had net losses  of $3,067,842 and $7,230,206, respectively.  The Company has used $3,318,333 and $6,005,517 of cash in operating activities for the years ended May 31 2010 and 2009, respectively.  As of May 31, 2010, the Company had cash and cash equivalents of $2,350,084 and net working capital of $1,652,355. The Company has incurred negative cash flow from operating activities since its inception.   The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

4.	BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2010, the Company had a total of 11,323,532 potentially dilutive securities comprised of 3,928,896 warrants and 7,394,636 stock options.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $335,741 and $753,268,  for the years ended May 31, 2010 and 2009 , respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2010 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “ Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 444,000 have been issued and 4,000 were exercised. The Company has issued 1,358,922 stock options as stand alone grants, of which 2,000 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Term or Life. The expected term or life of stock options granted issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by the accounting guidance. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

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

As of May 31, 2010, there were 7,394,636 stock options outstanding.  At May 31, 2010, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $502,725 (net of estimated forfeitures) will be recognized over a weighted average period of 4.5 years.  For the year ended May 31, 2010, the Company granted 5,852,714 stock options, with a fair value of $154,925 for the portion vested (net of estimated forfeitures), and 255,000 options were forfeited or expired.  The remaining amount of options will be valued once they vest upon the future events.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2010	Year Ended May, 31, 2009	From Inception Through May 31, 2010
Dividends per year	0	0	0
Volatility percentage	97.5%	96%-112%	90%-112%
Risk free interest rate	3.47%	3.11%-3.51%	2.07%-5.11%
Expected life (years)	5-9	6.25-9	3-9
Weighted Average Fair Value	$.09	$.39	$1.04

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation (“FDIC”).

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020 and $10,773 for the years ended May 31, 2010, 2009 and from inception through May 31, 2010, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2010.  Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

The FASB accounting guidance for, Accounting for Income Taxes and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, ASC 740  must be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying this accounting guidance is to be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

Research and Development

Research and development costs are expensed as incurred and also include depreciation as reported above.

Financial Instruments

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company values its financial instruments as required by estimating their fair value. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, convertible debt, accounts payable and accruals.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

 New Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Effective January 29, 2010, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 –40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of the Company issuing a convertible note on January 29, 2010, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). As such, the embedded feature convertible option on the January 29, 2010 convertible note are classified as liabilities as of January 29, 2010 as these exercise price reset features and are not deemed to be indexed to the Company’s own stock. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

5.	REVERSE MERGER

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

The details of the reverse merger transaction are as follows:

Account Description	Protalex, Inc.	Enderdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999

Cash	$23,531	$—	$—	$23,531
Note receivable shareholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock – contra	—	—	368,547	368,547
	$—	$—	$—	$—

6.	INCOME TAXES

For the years ended May 31, 2010 and 2009, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2010	Year Ended May 31, 2009
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	1,043,000	2,458,000
State	184,000	434,000
Tax credits	83,000	225,000
Permanent timing difference	(180,000)	(421,000)
Increase in valuation allowance	(1,130,000)	(2,696,000)
Income tax benefit	$—	$—

Income tax as a percentage of income for the year ended May 31, 2010 and 2009 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2010	Year Ended May 31, 2009
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	42%	42%
General business credit/other	(2)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2010 and 2009 are as follows:

	May 31, 2010	May 31, 2009
Assets:
Net operating losses	$16,860,000	$15,380,000
Vacation accrual	66,000	401,000
Equipment	-0-	30,000
General business credit	1,913,000	1,830,,000
Deferred tax assets	18,839,000	17,641,000
Liability:
Gross deferred tax asset	18,,839,000	17,641,000
Less valuation allowance	(18,839,000)	(17,641,000)
Deferred tax asset, net of valuation allowance	$—	$—

The gross deferred tax assets have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $39,215,000 as of May 31, 2010 expires beginning in 2020 through 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.    Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 limitation on the amount to be utilized in a given year.

The Company adopted the provisions of the FASB issued accounting guidance, Accounting for Uncertainty in Income Taxes.  Previously, the Company had accounted for tax contingencies in accordance with the FASB issued accounting guidance, Accounting for Contingencies. As required by the accounting guidance, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of May 31, 2010, the Company has no uncertain tax positions to be disclosed.

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

7.	RELATED PARTIES

Niobe, our majority stockholder and the holder of our $1 million senior secured convertible note, is controlled by our President and Director, Arnold P. Kling.

During the years ended May 31, 2010, May 31, 2009 and May 31, 2008, the Company incurred $0, $7,677, and $48,633, respectively, of expenses related to air travel to a partnership principally owned by Steve Kane, the former Chief Executive Officer of the Company.

The Company had an agreement with its former Chairman to pay $12,500 per month as a director fee.  During the year ended May 31, 2010 the Company incurred $0 for this director’s fee.  During the years ended May 31, 2009 and May 31, 2008, the Company incurred $125,000 and $150,000, respectively, in each year for this director’s fee.

The Company had an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee which agreement for each director was terminated effective as of April 1, 2009 as described below.  During the years ended May 31, 2010, May 31, 2009 and May 31, 2008, the Company incurred $0, $56,678, and $60,000 respectively for these directors’ fees.

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

As previously disclosed in the Form 10-K filed on August 28, 2009, Kane and Rose voluntarily terminated their employment. As of the date of this Report, Kane and Rose are the Chairman/CEO and Chief Financial Officer, respectively, of Patient Safety Technologies, Inc.  At May 31, 2010 and 2009, the Company had accrued severance obligations of $156,994 and $845,406, respectively, for severance obligations to Kane covering salary, payroll taxes and health benefits.  As also disclosed in our Form 8-K dated July 2, 2009, the Company subsequently entered into a consulting agreement with Rose providing for certain consulting fees through December 31, 2009.

During the year ended May 31, 2010, the Company issued an aggregate of 4,752,714 options to John Doherty, one of our Directors, and Kirk M Warshaw, our Chief Financial Officer and Director. The 4,752,714 options issued during the year ended May 31, 2010 are ten year options with exercise prices ranging from $0.05 to $0.10.  These options vest in three tranches, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal.  The first tranche of options have been valued at $122,045 for which $122,045 of compensation expense has been recorded.  The  options vesting with the achievement of the second and third milestones will be valued upon the achievement of such milestones.

8.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the board of directors of the Company approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 1,500,000 to 4,500,000 which provides for incentive and non-qualified stock options to purchase a total of 4,500,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2010, options to purchase 7,394,636 shares of the Company’s Common Stock were outstanding, of which 1,358,922 were issued and 4,000 were exercised under the Company’s 2003 Stock Option Plan and the remaining 6,035,714 were issued and 2,000 were exercised as stand alone options.  As of May 31, 2009, 1,277,954 are exercisable.

The 5,852,714 options issued during the year ended May 31, 2010 are ten year options with exercise prices ranging from $0.05 to $0.20.  These options vest in three tranches, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal.  The first tranche of options have been valued at $154,925 for which $154,925 of compensation expense has been recorded.  The options vesting with the achievement of the second and third milestones will be valued upon the achievement of such milestones. The balance of the option expense recorded related to options issued by prior management in the amount of $180,816.

A summary of the common stock option activity for employees, directors, officers and consultants as of May 31, 2010 and for the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2008	4,342,418	$1.91	6.2
Granted	1,685,000	$0.49	—
Exercised	0	—	—
Forfeited	(545,793)	$0.53	—
Expired	(2,184,813)	$1.67	—
Outstanding at May 31, 2009	3,296,812	$1.57	6.0
Granted	5,852,714	$0.09	—
Exercised	0	—	—
Forfeited	(405,811)	$1.17	—
Expired	(1,349,079)	$1.52	—
Outstanding at May 31, 2010	7,394,636	$0.41	4.65
Exercisable at May 31, 2010	1,541,922	$1.64	—

The outstanding and exercisable stock options as of May 31, 2010 and 2009 had an intrinsic value of $0 and $0, respectively.

The following summarizes certain information regarding stock options at May 31, 2010:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 0.45	5,852,714	$0.09	5.0	-0-	$0.00	-0-
$0.91 – 1.35	100,000	$1.25	1.6	100,000	$1.25	1.6
$1.36 – 1.80	1,256,922	$1.50	3.1	1,256,922	$1.50	3.1
$1.81 – 2.25	10,000	$2.15	6.0	10,000	$2.15	6.0
$2.26 – 2.70	50,000	$2.60	5.2	50,000	$2.60	5.2
$2.70 – 3.15	125,000	$2.89	6.0	125,000	$2.89	6.0
	7,394,636	$0.41	4.65	1,541,922	$1.64	3.34

9. SENIOR SECURED CONVERTIBLE NOTE - RELATED PARTY

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

The Company evaluated the conversion feature of the recently issued convertible loan and determined under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” and that a value should be attributed to the embedded conversion feature.  On November 11, 2009, the date of issuance of the Secured Note, the fair market value of each of the Company’s shares was $0.07.  The Company has determined that the maximum allocation to the conversion feature should be $521,793 and will reduce the face amount of the convertible debt carried on our balance sheet.  This discount will be amortized over 36 months and will serve to increase the interest expense of the Secured Note during its term. The unamortized portion of the of the debt discount at May 31, 2010 was $408,937.

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

10.	SALE AND REPURCHASE OF COMMON STOCK

The data presented for stockholders' equity for the period of September 2003 to May 31, 2008 is unaudited.

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

In December 2006, the FASB issued accounting guidance "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with the accounting guidance, "Accounting for  Contingencies." For our private placement transactions in September 2003, May 2005, December 2005 and July 2006, the Company granted registration rights which included payment arrangements of liquidated damages under certain circumstances, as noted in each respective registration rights agreement, including in the event an effective registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts or all commercially reasonable efforts to maintain effective registration statements.  The Company completed its evaluation, and believes that an obligation to transfer consideration under its registration payment arrangement for all registrations since inception is not probable.

11. SUBSEQUENT EVENTS

In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed its first patient enrolled in the study.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

. . .