Form 10-Q
period 2010-08-31
PROTALEX INC
filed 2010-10-12
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 11, 2010: 72,078,724 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended August 31, 2010

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at August 31, 2010 (Unaudited) and May 31, 2010	3
	Statements of Operations for the three months ended August 31, 2010 and 2009, and the period from September 17, 1999 (inception) to August 31, 2010 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity for the period from September 17, 1999 (inception) through August 31, 2010 (Unaudited)	5
	Statements of Cash Flows for the three months ended August 31, 2010 and 2009, and the period from September 17, 1999 (inception) to August 31, 2010 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	26
	SIGNATURES	27

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31,	May 31,
	2010	2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,827,011	$2,350,084
Prepaid expenses	16,514	39,004
Total current assets	1,843,525	2,389,088

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $10,263 and $10,008 as
of August 31, 2010 and May 31, 2010, respectively	9,272	9,527

Total other assets	9,272	9,527

Total Assets	$1,852,797	$2,398,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Payroll and related liabilities	56,993	156,994
Accrued expenses	461,727	396,878

Total current liabilities	701,581	736,733

LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	642,374	591,063
Total liabilities	1,343,955	1,327,796

STOCKHOLDERS' EQUITY
Common stock, par value $0.00001,
100,000,000 shares authorized; 72,078,724 shares issued and outstanding	721	721
Additional paid in capital	48,722,451	48,722,451
Deficit accumulated during the development stage	(48,214,330)	(47,652,353)
Total stockholders’ equity	508,842	1,070,819
Total liabilities and stockholders’ equity	$1,852,797	$2,398,615

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	From Inception (September 17, 1999) Through August 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	330,770	193,265	29,375,605
Administrative (including depreciation and amortization)	113,164	146,190	16,696,266
Professional fees	68,631	143,129	3,943,713
Depreciation and amortization	255	1,019	180,161
Operating loss	(512,820)	(483,603)	(50,195,745)

Other income (expense)
Interest income	2,154	332	2,203,577
Interest expense	(51,311)	-	(222,162)
Net loss	$(561,977)	$(483,271)	$(48,214,330)
Weighted average number of common shares outstanding	72,078,724	28,600,464
Loss per common share – basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (September 17, 1999) through August 31, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 10,000 shares for intellectual technology license at $.03 per share	10,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 84 shares to individual for $25,000	84	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	8,972,463	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 459,444 shares to various investors at $0.36 per share	459,444	165,400	—	—	—	165,400
January 1, 2000 — issuance of 100,000 shares in exchange for legal services	100,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 640,000 shares to various investors at $1.00 per share	640,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 1,644 shares to an individual in exchange for interest Due	1,644	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	10,183,635	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 425,000 shares to various investors at $1.00 per share	425,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to stockholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	10,608,635	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Stockholders	—	—	143,569	—	—	$143,569
November 7, 2001 — issuance of 881,600 Shares at $1.25 per share	881,600	$1,102,000	$—	—	$—	$1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	11,490,235	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 842,000 shares at $1.50 per share	842,000	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from stockholder at $.70 per share	(130,955)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	41,670	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	5,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	12,247,950	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	8,334	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from stockholder	(12,093)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 7,445,646 of common stock issued in private placement At $1.70 per share, net of transaction costs	7,445,646	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 2,994,803 shares for $300,000	(2,994,803)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 39,399 shares to terminated employees at $2.60 per share	39,399	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $2.55 per share	50,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	16,784,433	14,683,854	1,052,008	—	(6,739,474)	8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)		—	—	(20,000)
January 13, 2005 – common stock issued to employee at $2.55 per share	15,000	38,250	—	—	—	38,250
August 31, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,701,935)	14,701,935	—	—	0
May 25, 2005 - issuance of 2,593,788 shares of common stock issued in private placement At $1.95 per share, net of transaction costs	2,593,788	25	4,851,168	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	19,393,221	194	20,913,822	—	(12,307,203)	8,606,813
August 23, 2005 – common stock issued to employee	40,000	0	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	10,000	0	25,000	—	—	25,000
December 30, 2005 – issuance of 2,595,132 shares of common stock issued in private placement at $2.25 per share, net of transaction costs	2,595,132	26	5,510,941	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	351,598	4	786,534	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	22,389,951	224	27,740,976	—	(18,411,605)	9,329,595

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through August 31, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 6,071,013 shares of common stock issued in private placement at $2.50 per share, net of transaction costs	6,071,013	61	14,217,660	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	133,500	1	300,373	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	6,000	0	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	28,600,464	286	44,101,059	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	28,600,464	286	45,112,084	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	28,600,464	286	45,865,352	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 43,478,260 shares of common stock at $.046	43,478,260	435	1,999,565	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	72,078,724	721	$48,722,451	$—	(47,652,353)	1,070,819
Net loss for the three months ended August 31, 2010	—	—	—	—	(561,977)	(561,977)
Balance, August 31, 2010 (Unaudited)	72,078,724	$721	$48,722,451	$—	$(48,214,330)	$508,842

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months	Three Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	August 31,	August 31,	August 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,977)	$(483,271)	$(48,214,330)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	—	(81,544)
Depreciation and amortization	255	4,457	1,034,813
Equity based expense	51,311	59,671	6,060,361

(Increase)/decrease in:
Prepaid expenses and deposits	22,490	(31,705)	(24,504)
Increase/(decrease) in:
Accounts payable and accrued expenses	64,849	(43,117)	644,587
Payroll and related liabilities	(100,001)	(276,606)	56,994
Other liabilities	—	(449)	—
Net cash and cash equivalents used in operating activities	(523,073)	(771,020)	(40,523,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	229,135
Net cash and cash equivalents used in investing activities	—	—	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	1,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	—	—	43,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(523,073)	(771,020)	1,827,011
Cash and cash equivalents, beginning	2,350,084	2,637,292	—
Cash and cash equivalents, ending	$1,827,011	$1,866,272	$1,827,011

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2010

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation (“we,” “us,” our,” or “Company”) is a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases.  We were incorporated on September 17, 1999 in New Mexico and reincorporated in the State of Delaware on December 1, 2004.  Our lead product PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria.  The Company is a development stage enterprise and does not anticipate generating operating revenue for the foreseeable future.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and is expected to be completed in the second calendar quarter of 2011.  We currently have no products on the market.

In April 2009, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development.  Our business was dormant until new management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently pursuing the commercial development of PRTX-100 for the treatment of RA.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing, and laboratory operations to third-party contract research organizations and facilities.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2010
NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (continued):

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010. This quarterly report should be read in conjunction with such annual report.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ materially from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2010 and 2009, the Company had potentially dilutive securities consisting of warrants and stock options totaling 11,323,532 comprised of 3,928,896 warrants and 7,394,636 stock options as of August 31, 2010 and 6,959,389 comprised of 3,928,896 warrants and 3,030,493 stock options as of August 31, 2009.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2010
NOTE  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $0 and $59,671,  for the three months ended August 31, 2010 and 2009 , respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2010 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan, of which 444,000 have been issued and 4,000 were exercised. The Company has issued 1,358,922 stock options as standalone grants, of which 2,000 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

As of August 31, 2010, there were 7,394,636 stock options outstanding.  At August 31, 2010, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $502,725 (net of estimated forfeitures) will be recognized over a weighted average period of 4.25 years.  The remaining amount of options will be valued once they vest upon the future events.  During the three months ended August 31, 2010, the Company granted no stock options and no options were forfeited or expired.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2010
NOTE  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August, 31, 2010	Three Months Ended August, 31, 2009	From Inception Through August 31, 2010
Dividends per year	0	0	0
Volatility percentage	97.5%	96%-112%	90%-112%
Risk free interest rate	3.47%	3.11%-3.51%	2.07%-5.11%
Expected life (years)	5-9	6.25-9	3-9
Weighted Average Fair Value	$.09	$.39	$1.04

NOTE 5.  GOING CONCERN

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

From inception through August 31, 2010, the Company has incurred an accumulated deficit of $48,214,330.  As of August 31, 2010, the Company had cash and cash equivalents of $1,827,011 and net working capital of $1,141,944. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations.  However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2011 and that it will need to raise additional capital in future fiscal years to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2010
NOTE 7. RELATED PARTIES

Niobe, our majority stockholder and the holder of our $1 million senior secured convertible note, is controlled by our President and Director, Arnold P. Kling.

As previously disclosed in the May 31, 2009 Form 10-K filed on August 28, 2009, Mr. Steve Kane and Mr. Marc Rose voluntarily terminated their employment.  At May 30, 2010 and August 31, 2010, the Company had accrued severance obligations of $156,994 and $56,994, respectively, for severance obligations to Kane covering salary, payroll taxes and health benefits.

During the year ended May 31, 2010, the Company issued an aggregate of 4,752,714 options to John Doherty, one of our Directors, and Kirk M Warshaw, our Chief Financial Officer and Director.  No options were issued during the three months ended August 31, 2010.

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

NOTE 9. SUBSEQUENT EVENTS

In October 2010, the United States Patent and Trademark Office issued US patent #7,807,170 with respect to the further usage patent application for PRTX-100 that we filed in November 2006.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and is expected to be completed in the second calendar quarter of 2011.  We currently have no products on the market.

In April 2009, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development.  Our business was dormant until new management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently pursuing the commercial development of PRTX-100 for the treatment of RA.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing, and laboratory operations to third-party contract research organizations and facilities.

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

In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.  In July and August 2007 a second phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well tolerated.  The RA Study, a Phase 1b randomized , double-blind, placebo controlled, multiple dose, dose escalation and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in South Africa was approved in August 2009 and commenced dosing patients in August 2010.

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

In August 2010, we commenced the RA Study which is a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed our first patient.  We contracted a leading global biopharmaceutical services organization, to manage and monitor the RA Study.  The first sequential dose escalation study in RA will enroll up to 40 patients and is expected to be completed in the second calendar quarter of 2011.  This clinical trial protocol was reviewed and approved by the MCA, the regulatory agency in South Africa.  This study is not being performed under the US IND, but the clinical study report will be submitted to the IND.  This data could support a US IND study of PRTX-100 in RA patients.

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

Patents, Trademarks, and Proprietary Technology

Our success will also depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258.  In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in October 2010, the PTO issued US patent#7,807,170.  We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union.

Employees

We have three part-time employees, our president, our chief financial officer, and a administrative person responsible for maintaining critical records regarding our clinical study.  In addition, we also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives.  We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $330,770 and $193,265 for the three months ended August 31, 2010 and 2009, respectively.  The increase in R&D expenses for the three month period ended August 31, 2010 compared to the same prior year period was primarily the result of the start of the aforementioned clinical trial in South Africa.

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

Administrative Expenses - Administrative expenses were $113,164 and $146,190 for the three months ended August 31, 2010 and 2009, respectively.  The decrease in Administrative expenses for the three month period ended August 31, 2010 compared to the same prior year period was due to decreased employee compensation and occupancy expenses.

Professional Fees - Professional expenses were $68,631 and $143,129 for the three months ended August 31, 2010 and 2009, respectively.  The decrease for the three month period ended August 31, 2010 compared to the same prior year period was due to a decrease in legal, accounting, and consulting expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2010 was $48,214,330 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. Currently, however, the exercise price of all of our outstanding warrants as disclosed above are significantly in excess of what our stock has been trading in calendar year 2010 as of the date of this Report.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2010 and 2009 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2010 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2010, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Date: October 12, 2010	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 12, 2010
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)