Form 10-Q
period 2010-11-30
PROTALEX INC
filed 2011-01-10
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 7, 2011: 14,415,745 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended November 30, 2010

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at November 30, 2010 (Unaudited) and May 31, 2010	3
	Statements of Operations for the three and six months ended November 30, 2010 and 2009, and the period from September 17, 1999 (inception) to November 30, 2010 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through November 30, 2010 (Unaudited)	5
	Statements of Cash Flows for the six months ended November 30, 2010 and 2009, and the period from September 17, 1999 (inception) to November 30, 2010 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	27
	SIGNATURES	28

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS
	November 30,	May 31,
	2010	2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$791,776	$2,350,084
Prepaid expenses	71,247	39,004
Total current assets	863,023	2,389,088

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $10,263 and $10,008 as of November 30, 2010 and May 31, 2010, respectively	9,017	9,527

Total other assets	9017	9,527

Total Assets	$872,040	$2,398,615

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$182,863	$182,861
Payroll and related liabilities	-	156,994
Accrued expenses	338,154	396,878

Total current liabilities	521,017	736,733

LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	693,435	591,063
Total liabilities	1,214,452	1,327,796

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 shares authorized; 14,415,745 shares issued and outstanding, respectively	144	144
Additional paid in capital	48,723,028	48,723,028
Deficit accumulated during the development stage	(49,065,584)	(47,652,353)
Total stockholders’ equity (deficit)	(342,412)	1,070,819
Total liabilities and stockholders’ equity (deficit)	$872,040	$2,398,615

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and six month periods ended November 30, 2010 and 2009 and
From Inception (September 17, 1999) through November 30, 2010
(Unaudited)

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009	From Inception (September 17, 1999) Through November 30, 2010
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	557,511	148,922	888,282	342,187	29,933,116
Administrative (including depreciation and amortization)	98,771	237,137	211,934	380,144	16,795,037
Professional fees	144,602	310,146	213,233	453,275	4,088,315
Depreciation and amortization	255	10,868	510	15,070	180,416
Operating loss	(801,139)	(707,073)	(1,313,959)	(1,190,676)	(50,996,884)

Other income (expense)
Interest income	946	(1,597)	3,100	(1,265)	2,204,523
Interest expense	(51,061)	(10,845)	(102,372)	(10,845)	(273,223)
Net loss	$(851,254)	$(719,515)	$(1,413,231)	$(1,202,786)	$(49,065,584)
Weighted average number of common shares outstanding	14,415,745	7,576,468	14,415,745	6,632,896
Loss per common share – basic and diluted	$(0.06)	$(0.09)	$(0.10)	$(0.18)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through November 30, 2010
(Unaudited)
					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 3,000 shares for intellectual technology license at $.15 per share	2,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 17 shares to individual for $25,000	17	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	1,794,493	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 91,889 shares to various investors at $1.80 per share	91,889	165,400	—	—	—	165,400
January 1, 2000 — issuance of 20,000 shares in exchange for legal services	20,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 128,000 shares to various investors at $5.00 per share	128,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 329 shares to an individual in exchange for interest Due	329	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	2,036,728	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 85,000 shares to various investors at $5.00 per share	85,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to stockholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	2,121,728	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through November 30, 2010
(Unaudited)
					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Stockholders	—	—	143,569	—	—	$143,569
November 7, 2001 — issuance of 176,320 Shares at $6.25 per share	176,320	$1,102,000	$—	—	$—	$1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	2,298,048	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 168,400 shares at $7.50 per share	168,400	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from stockholder at $3.50 per share	(26,191)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	8,334	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	1,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	2,449,591	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	1,667	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from stockholder	(2,419)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 1,489,129 of common stock issued in private placement At $8.50 per share, net of transaction costs	1,489,129	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 598,961 shares for $300,000	(598,961)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 7,880 shares to terminated employees at $13.00 per share	7,880	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $12.75 per share	10,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through November 30, 2010
(Unaudited)
					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	3,356,887	14,683,854	1,052,008	—	(6,739,474)	8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)		—	—	(20,000)
January 13, 2005 – common stock issued to employee at $12.75 per share	3,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,702,070)	14,702,070	—	—	—
May 25, 2005 - issuance of 518,757 shares of common stock issued in private placement At $9.75 per share, net of transaction costs	518,757	5	4,851,188	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	3,878,644	39	20,913,977	—	(12,307,203)	8,606,813
August 23, 2005 – common stock issued to employee	8,000	—	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	2,000	—	25,000	—	—	25,000
December 30, 2005 – issuance of 519,026 shares of common stock issued in private placement at $11.25 per share, net of transaction costs	519,026	5	5,510,962	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	70,320	1	786,537	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	4,477,990	45	27,741,155	—	(18,411,605)	9,329,595

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through November 30, 2010

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	-	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	-	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	$48,723,028	$—	(47,652,353)	1,070,819
Net loss for the six months ended November 30, 2010	—	—	—	—	(1,413,231)	(1,413,231)
Balance, November 30, 2010 (Unaudited)	14,415,745	$144	$48,723,028	$—	$(49,065,584)	$(342,412)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
	Six Months	Six Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	November 30,	November 30,	November 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,413,231)	$(1,202,786)	$(49,065,584)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	—	(81,544)
Depreciation and amortization	510	15,070	1,035,068
Equity based expense	102,374	130,457	6,111,424

(Increase)/decrease in:
Prepaid expenses and deposits	(32,243)	115,531	(79,237)
Increase/(decrease) in:
Accounts payable and accrued expenses	(58,724)	(178,281)	521,015
Payroll and related liabilities	(156,994)	(604,148)	—
Other liabilities	—	—	—
Net cash and cash equivalents used in operating activities	(1,558,308)	(1,724,157)	(41,558,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	11,565	229,135
Net cash and cash equivalents provided by (used in) investing activities	—	11,565	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	2,000,000	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of notes payable to individuals	—	1,000,000	1,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	—	3,000,000	43,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,558,308)	1,287,408	791,776
Cash and cash equivalents, beginning	2,350,084	2,637,292	—
Cash and cash equivalents, ending	$791,776	$3,924,700	$791,776

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2010

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, will enroll up to 40 patients in four cohorts, and is expected to be completed in the third calendar quarter of 2011.  We currently have no products.

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

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION

On December 8, 2010, the Company put into effect a reverse stock split of the outstanding shares of its common stock, with a par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock outstanding.  Unless otherwise noted, all references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (the “Investor” or “Niobe”), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to the Investor (i) 8,695,652 restricted shares of our common stock at a purchase price of $0.23 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.23 per share (the “Secured Note”).

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2010

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (continued):

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

In addition, on the Effective Date, we (i) terminated the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto (the “2003 IRA”) and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto (the “2005 RRA”) in accordance with their respective terms and (ii) cancelled stock options exercisable for an aggregate of 246,714 shares of our common stock, approximately 41% of our then outstanding stock options, all of which were held by three option holders, Steven H. Kane, our former CEO (“Kane”), Marc L. Rose, our former CFO (“Rose”) and vSpring.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2010

NOTE  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2010 and 2009, the Company had potentially dilutive securities consisting of warrants and stock options totaling 2,080,682 comprised of 601,755 warrants and 1,478,927 stock options as of November 30, 2010 and 1,145,164 comprised of 785,779 warrants and 359,384 stock options as of November 30, 2009.

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $0 and $0, for the six months ended November 30, 2010 and 2009 , respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2010 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved our 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted by the Board of Directors or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 88,800 have been issued and 800 have been exercised. The Company has issued 271,784 stock options as standalone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2010

NOTE  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

As of November 30, 2010, there were 1,478,927 stock options outstanding.  At November 30, 2010, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $502,725 (net of estimated forfeitures) will be recognized over a weighted average period of 4.0 years.  The remaining amount of options will be valued once they vest upon the future events.  During the six months ended November 30, 2010, the Company granted no stock options and no options were forfeited or expired.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:
	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009	From Inception Through November 30, 2010

Dividends per year	0	0	0
Volatility percentage	97.5%	96%-112%	90%-112%
Risk free interest rate	3.47%	3.11%-3.51%	2.07%-5.11%
Expected life (years)	5-9	6.25-9	3-9
Weighted Average Fair Value	$.45	$.175	$5.20

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

From inception through November 30, 2010, the Company has incurred an accumulated deficit of $49,065,584.  As of November 30, 2010, the Company had cash and cash equivalents of $791,776 and net working capital of $342,006. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations.  However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2011 and that it will need to raise additional capital to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2010

NOTE 7. RELATED PARTIES

Niobe, our majority stockholder and the holder of our $1 million senior secured convertible note, is controlled by our President and Director, Arnold P. Kling.

As previously disclosed in the May 31, 2009 Form 10-K filed on August 28, 2009, Mr. Steve Kane and Mr. Marc Rose voluntarily terminated their employment.  At May 30, 2010 and November 30, 2010, the Company had accrued severance obligations of $156,994 and $0, respectively, for severance obligations to Mr. Kane covering salary, payroll taxes and health benefits.

During the year ended May 31, 2010, the Company issued an aggregate of 950,543 options to John Doherty, one of our Directors, and Kirk M. Warshaw, our Chief Financial Officer and Director.  No options were issued during the six months ended November 30, 2010.

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

The Company evaluated the conversion feature of the recently issued convertible loan and determined under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” and that a value should be attributed to the embedded conversion feature.  On November 11, 2009, the date of issuance of the Secured Note, the fair market value of each of the Company’s shares was $0.35.  The Company has determined that the maximum allocation to the conversion feature should be $521,793 and will reduce the face amount of the convertible debt carried on our balance sheet.  This discount will be amortized over 36 months and will serve to increase the interest expense of the Secured Note during its term.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2010

NOTE 9. SUBSEQUENT EVENTS

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, with a par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock outstanding.  Unless otherwise noted, all references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

On December 8, 2010, the Company authorized one million shares of a “blank-check” class of preferred stock.

In December 2010, the Company was informed that the Japan Patent Office approved its patent application and issued Japanese Letters Patent, Japanese patent #4598404.  The Japanese patent has an expiration date of March 6, 2023.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, will enroll up to 40 patients in four cohorts, and is expected to be completed in the third calendar quarter of 2011.  We currently have no products.

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

Change in Control Transaction

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction, that resulted in a change in control in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”). Pursuant to the Purchase Agreement, we issued to the Niobe (i) 8,695,652 restricted shares of our common stock at a purchase price of $0.23 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of our common stock at an initial conversion price equal to $0.23 per share (the “Secured Note”).

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

In addition, on the Effective Date, we (i) terminated the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto (the “2003 IRA”) and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto (the “2005 RRA”) in accordance with their respective terms and (ii) cancelled stock options exercisable for an aggregate of 246,714 shares of our common stock, approximately 41% of our then outstanding stock options, all of which were held by three option holders, Steven H. Kane, our former CEO, Marc L. Rose, our former CFO and vSpring.

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

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the filing of the  Investigational New Drug Application or IND for treating RA.  We submitted the IND to the United States Food and Drug Administration or FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization.  In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced with our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I clinical trial was performed in healthy volunteers, and was designed primarily to assess the safety and tolerability of PRTX-100.  This study demonstrated that PRTX-100 appeared safe and well tolerated at the doses administered.  There were no deaths or serious adverse events.  The PK profile was determined and found consistent with that projected from pre-clinical models.

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

In August 2010, we commenced the RA Study which is a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed our first patient.  We contracted a leading global biopharmaceutical services organization, to manage and monitor the RA Study.  The first sequential dose escalation study in RA will enroll up to 40 patients in four cohorts and is expected to be completed in the third calendar quarter of 2011.  This clinical trial protocol was reviewed and approved by the MCA, the regulatory agency in South Africa.  This study is not being performed under the US IND, but the clinical study report will be submitted to the IND.  This data could support a US IND study of PRTX-100 in RA patients.

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

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We intend to seek orphan drug designation for our products at the appropriate time.

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

Patents, Trademarks, and Proprietary Technology

Our success will also depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued US Patent #7,211,258.  In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in October 2010, the PTO issued US patent #7,807,170.  We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union.  In December 2010, we were informed that the Japan Patent Office approved our patent application and issued Japanese Letters Patent, Japanese patent #4598404.  The Japanese patent has an expiration date of March 6, 2023.

Employees

We have three part-time employees, our president, our chief financial officer, and an administrative person responsible for maintaining critical records regarding our clinical study.  In addition, we also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives.  We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $557,511 and $888,282 and $148,922 and $342,187 for the three and six months ended November 30, 2010 and 2009, respectively.  The increase in R&D Expenses for the three and six month periods ended November 30, 2010 compared to the same prior year periods was primarily the result of the start of the aforementioned clinical trial in South Africa.

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

Administrative Expenses - Administrative expenses were $98,771 and $211,934 and $237,137 and $380,144 for the three and six months ended November 30, 2010 and 2009, respectively.  The decrease in Administrative expenses for the three and six month periods ended November 30, 2010 compared to the same prior year period was due to decreased employee compensation and occupancy expenses.

Professional Fees - Professional expenses were $144,602 and $213,233 and $310,146 and $453,275 for the three and six months ended November 30, 2010 and 2009, respectively.  The decrease for the three and six month periods ended November 30, 2010 compared to the same prior year period was due to a decrease in legal, accounting, and consulting expenses as compared to the same period last year.

Net Loss Outlook

We have incurred operating losses since inception, have not generated any product sales revenues, and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2010 was $49,065,584 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On September 18, 2003, we raised $12,657,599 through the sale of 1,489,129 shares of our common stock at $8.50 per share, with warrants to purchase an additional 632,879 shares of our common stock, at an exercise price of $12.00 per share. These warrants expired on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.

On May 25, 2005, we raised $5,057,885 through the sale of 518,757 shares of our common stock at $9.75 per share, with warrants to purchase an additional 184,024 shares of our common stock, at an exercise price of $11.25 per share. All of these warrants expire on May 25, 2010.  Net of transaction costs of $206,717, our proceeds were $4,851,168.

On December 30, 2005, we raised $5,839,059 through the sale of 519,026 shares of our common stock at $11.25 per share, with warrants to purchase an additional 129,757 shares of our common stock, at an exercise price of $14.95 per share. We also issued warrants to purchase 45,415 shares of our common stock, at an exercise price of $14.95 per share, to the placement agent.  All of these warrants expire on December 30, 2010.  Net of transaction costs of approximately $328,118, our proceeds were $5,510,941.

In the fourth fiscal quarter of 2006, existing investors exercised 70,320 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $14,217,660, net of transaction costs of $959,874, through the sale of 1,214,203 shares of our common stock at $12.50 per share, with warrants to purchase an additional 303,551 shares of our common stock, at an exercise price of $19.25 per share. We also issued warrants to purchase 106,243 shares of our common stock, at an exercise price of $19.25 per share, to the placement agent.  All of these warrants expire on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 26,700 warrants and 1,200 options which resulted in $315,574 in cash proceeds.

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

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. Currently, however, the exercise price of all of our outstanding warrants as disclosed above are significantly in excess of the price at whicht our stock has been trading over the trailing 12 month period prior to the date of this Report.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2010 and 2009 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2010 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2010, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Date: January 7, 2011	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 7, 2011
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)