Form 10-Q
period 2011-02-28
PROTALEX INC
filed 2011-04-12
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 11, 2011: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended February 28, 2011

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at February 28, 2011 (Unaudited) and May 31, 2010	3
	Statements of Operations for the three and nine months ended February 28, 2011 and 2010, and the period from September 17, 1999 (inception) to February 28, 2011 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through February 28, 2011 (Unaudited)	5
	Statements of Cash Flows for the nine months ended February 28, 2011 and 2010, and the period from September 17, 1999 (inception) to February 28, 2011 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits	29
	SIGNATURES	30

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS
	February 28,	May 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,247,847	$2,350,084
Prepaid expenses	57,233	39,004
Total current assets	2,305,080	2,389,088

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $10,263 and $10,008 as of February 28, 2011 and May 31, 2010, respectively	8,762	9,527

Total other assets	8,762	9,527

Total Assets	$2,313,842	$2,398,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Payroll and related liabilities	-	156,994
Accrued expenses	290,904	396,878

Total current liabilities	473,765	736,733

LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	426,916	591,063
Total liabilities	900,681	1,327,796

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 shares authorized; 18,926,615 and 14,415,745 shares issued and outstanding, respectively	189	144
Additional paid in capital	51,501,872	48,723,028
Deficit accumulated during the development stage	(50,088,900)	(47,652,353)
Total stockholders’ equity	1,413,161	1,070,819
Total liabilities and stockholders’ equity	$2,313,842	$2,398,615

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010	From Inception (September 17, 1999) Through February 28, 2011
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	285,286	329,487	1,173,567	671,674	30,218,402
Administrative (including depreciation and amortization)	237,389	315,097	449,324	695,243	17,032,426
Professional fees	113,121	77,658	326,354	530,933	4,201,436
Depreciation and amortization	255	-	765	15,070	180,416
Operating loss	(636,051)	(722,242)	(1,950,010)	(1,912,920)	(51,632,935)

Other income (expense)
Interest income	382	3,786	3,482	2,522	2,204,906
Interest expense	(387,648)	(50,978)	(490,020)	(61,824)	(660,871)
Net loss	$(1,023,317)	$(769,434)	$(2,436,548)	$(1,972,222)	$(50,088,900)
Weighted average number of common shares outstanding	15,277,372	11,015,210	14,697,674	9,217,606
Loss per common share – basic and diluted	$(0.07)	$(0.07)	$(0.17)	$(0.21)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception (September 17, 1999) through February 28, 2011
(Unaudited)
					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra[?]	Stage	Total
September 17, 1999 — initial issuance of 3,000 shares for intellectual technology license at $.15 per share	2,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 17 shares to individual for $25,000	17	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	1,794,493	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 91,889 shares to various investors at $1.80 per share	91,889	165,400	—	—	—	165,400
January 1, 2000 — issuance of 20,000 shares in exchange for legal services	20,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 128,000 shares to various investors at $5.00 per share	128,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 329 shares to an individual in exchange for interest Due	329	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	2,036,728	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 85,000 shares to various investors at $5.00 per share	85,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to stockholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	2,121,728	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 28, 2011
(Unaudited)
					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Stockholders	—	—	143,569	—	—	143,569
November 7, 2001 — issuance of 176,320 Shares at $6.25 per share	176,320	1,102,000	—	—	—	1,102,000
November 26, 2001 — options issued to board member	—	—	133,000	—	—	133,000
Net loss for the year ended May 31, 2002	—	—	—	—	(1,280,465)	(1,280,465)
Balance, May 31, 2002	2,298,048	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 168,400 shares at $7.50 per share	168,400	1,263,000	—	—	—	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from stockholder at $3.50 per share	(26,191)	(91,667)	—	—	—	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	8,334	82,841	—	—	—	82,841
May 14, 2003 — common stock issued to employee	1,000	11,250	—	—	—	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	—	—	287,343	—	—	287,343
Net loss for the year ended May 31, 2003	—	—	—	—	(1,665,090)	(1,665,090)
Balance, May 31, 2003	2,449,591	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	1,667	16,418	—	—	—	16,418
June 15, 2003, purchase of common stock from stockholder	(2,419)	(8,333)	—	—	—	(8,333)
September 18, 2003 – issuance of 1,489,129 of common stock issued in private placement At $8.50 per share, net of transaction costs	1,489,129	11,356,063	—	—	—	11,356,063
September 19, 2003 – repurchase and retired 598,961 shares for $300,000	(598,961)	(300,000)	—	—	—	(300,000)
December 12, 2003 – issuance of 7,880 shares to terminated employees at $13.00 per share	7,880	102,438	—	—	—	102,438
March 1, 2004 – common stock issued to employee at $12.75 per share	10,000	127,500	—	—	—	127,500
May 31, 2004 – reclassify common stock contra to common stock	—	(368,547)	—	368,547	—	—

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 28, 2011
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

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through February 28, 2011

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	-	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	-	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	—	(47,652,353)	1,070,819
June 1, 2010 – February 28, 2011 – shared-based expense to employees and debt holders	—	—	124,722	—	—	124,722
February 11, 2011 – record beneficial conversion value of warrants attached to senior secured convertible debt	—	—	1,616,667	—	—	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	—	—	1,037,500
Net loss for the nine months ended February 28, 2011	—	—	—	—	(2,436,547)	(2,436,547)
Balance, February 28, 2011 (Unaudited)	18,926,615	$189	$51,501,872	$—	$(50,088,900)	$1,413,161

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Nine Months	Nine Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	February 28,	February 28,	February 28,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,436,548)	$(1,972,222)	$(50,088,900)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	—	(81,544)
Depreciation and amortization	765	15,070	1,035,323
Equity based expense	614,743	335,834	6,623,794
(Increase)/decrease in:
Prepaid expenses and deposits	(18,229)	124,301	(65,223)
Increase/(decrease) in:
Accounts payable and accrued expenses	(105,974)	(131,473)	473,763
Payroll and related liabilities	(156,994)	(904,277)	—
Other liabilities	—	—	—
Net cash and cash equivalents used in operating activities	(2,102,237)	(2,532,767)	(42,102,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	15,400	229,135
Net cash and cash equivalents provided by (used in) investing activities	—	15,400	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	2,000,000	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	2,000,000	1,000,000	3,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	2,000,000	3,000,000	45,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,237)	482,633	2,247,847
Cash and cash equivalents, beginning of period	2,350,084	2,637,292	—
Cash and cash equivalents, ending of period	$2,247,847	$3,119,925	$2,247,847

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$1,037,500	$—	$1,037,500

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2011

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study which is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, will enroll up to 40 patients in four cohorts and is expected to be completed in the third calendar quarter of 2011.  In March 2011 our first patients were enrolled in the third cohort of the RA Study and the dose administered in the third cohort was increased by a factor of two from the second cohort.  We currently have no products on the market.

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

On December 8, 2010, the Company put into effect a reverse stock split of the outstanding shares of its common stock, with a par value of $0.00001 per share (“Common Stock”), on the basis of one (1) share of Common Stock for each five (5) shares of Common Stock outstanding.  Unless otherwise noted, all references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION

For the purpose of providing the Company with additional working capital, on February 11, 2011, pursuant to the Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe Ventures, LLC, a Delaware limited liability company (the “Investor” or “Niobe”), the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”).  The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

Our obligations under the $2 Million Secured Note are secured by an Amended Security Agreement (as defined in Note 8, below) which granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2011

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (continued):

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe (the “Financing”).  Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”).  On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

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

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto (the “2003 IRA”) and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto (the “2005 RRA”) in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of our Common Stock (approximately 41% of our then outstanding stock options), all of which were held by three option holders, Steven H. Kane, our former CEO (“Kane”), Marc L. Rose, our former CFO (“Rose”) and vSpring.

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010. This quarterly report should be read in conjunction with our annual report.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2011

NOTE  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ materially from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2011 and 2010, the Company had potentially dilutive securities consisting of warrants and stock options totaling 1,965,760 comprised of 426,833 warrants and 1,538,927 stock options as of February 28, 2011 and 2,044,706 comprised of 785,779 warrants and 1,258,927 stock options as of February 28, 2010.

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, compensation cost included in operating expenses was $124,722 and $98,640, for the nine months ended February 28, 2011 and 2010 , respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2010 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 88,800 have been issued and 800 were exercised. The Company has issued 271,784 stock options as standalone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2011

NOTE  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

As of February 28, 2011, there were 1,538,927 stock options outstanding.  At February 28, 2011, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $480,443 (net of estimated forfeitures) will be recognized over a weighted average period of 4.0 years.  The remaining amount of options will be valued once they vest upon the future events.  During the nine months ended February 28, 2011, the Company granted 60,000 stock options and no options were forfeited or expired.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:
	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010	From Inception Through February 28, 2011

Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	5.0-10.0	5.0-10.0	3-9
Weighted Average Fair Value	$1.10	$.09	$5.20

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The ability of the Company to continue as a going concern is dependent upon developing products that receive regulatory approval and gain market acceptance. There is no assurance that these results will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

From inception through February 28, 2011, the Company has incurred an accumulated deficit of $50,088,900.  As of February 28, 2011, the Company had cash and cash equivalents of $2,247,847 and net working capital of $1,831,315. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations.  However, the Company has entered into significant contracts to perform product manufacturing and clinical trials that commenced in the calendar year 2010 and will need to raise additional capital in future fiscal years to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2011

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 7. RELATED PARTIES

Niobe, our majority stockholder and the holder of our $2 Million Secured Note, is controlled by Arnold P. Kling, our president and director.

As previously disclosed in the May 31, 2009 Form 10-K filed on August 28, 2009, Mr. Steve Kane and Mr. Marc Rose voluntarily terminated their employment.  At May 30, 2010 and February 28, 2011, the Company had accrued severance obligations of $156,994 and $0, respectively, for severance obligations to Kane covering salary, payroll taxes and health benefits.

During the year ended May 31, 2010, the Company issued an aggregate of 950,543 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director.  No options were issued to any related party during the nine months ended February 28, 2011.

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY

On the Effective Date, the Company issued the $1 Million Secured Note to Niobe, its majority stockholder which is controlled by Arnold P. Kling, our president and director.  The $1 Million Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  Our obligations under the $1 Million Secured Note were secured by a Security Agreement dated the Effective Date (the “Security Agreement”) which granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

The Company evaluated the conversion feature of the $1 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature.  On the date of issuance of the Secured Note, the fair market value of the Company’s Common Stock was $0.35 per share.  The Company determined the allocation to the conversion feature to be $521,793 which reduced the face amount of the convertible debt carried on our balance sheet.  This discount will be amortized over 36 months and will serve to increase the interest expense of the $1 Million Secured Note during its term.

On December 2, 2009, the Company entered into the Facility with Niobe pursuant to which Niobe agreed to provide up to $2.0 million of additional capital in the form of secured loans at any time prior to June 30, 2012 subject to the achievement of certain predetermined benchmarks.  In connection with the Facility, on December 2, 2009, the Security Agreement securing our obligations under the $1 Million Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”).  Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of our personal property and assets, including its intellectual property to collateralize all amounts due to it under the $1 Million Secured Note and the Facility.

On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through February 28, 2011

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY (continued):

Pursuant to the Facility, on February 11, 2011, we received $2 million of additional working capital from Niobe and issued the $2 Million Secured Note to Niobe.  The $2 Million Secured Note bears interest at a rate of 3% per annum and matures on December 31, 2012.

Our obligations under the $2 Million Secured Note are secured by an Amended Security Agreement.  The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

The Company evaluated the conversion feature of the $2 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature.  On February 11, 2011, the date of issuance of the $2 million Secured Note, the fair market value of the Company’s Common Stock was was $1.20 per share.  The Company determined the allocation to the conversion feature to be $1,616,667 which reduced the face amount of the convertible debt carried on our balance sheet.  This discount will be amortized over 22 months and will serve to increase the interest expense of the $2 Million Secured Note during its term.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recog nize or disclose in these financial statements.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study which is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, will enroll up to 40 patients in four cohorts, and is expected to be completed in the third calendar quarter of 2011.  In March 2011 our first patients were enrolled in the third cohort of the RA Study and the dose administered in the third cohort was increased by a factor of two from the second cohort.  We currently have no products on the market.

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

Change in Control Transaction

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction, that resulted in a change in control in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our common stock at a purchase price of $0.23 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 convertible into shares of our common stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”).

The $1 Million Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure our obligations under the $1 Million Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $1 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $1 Million Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the $1 Million Secured Note (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $1 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the $1 Million Secured Note).

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

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto (the “2003 IRA”) and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto (the “2005 RRA”) in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of our common stock (approximately 41% of our then outstanding stock options), all of which were held by three option holders, Steven H. Kane, our former CEO, Marc L. Rose, our former CFO and vSpring.

On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our common stock.

On February 11, 2011,  for the purpose of providing us  with additional working capital, pursuant to our Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note, dated February 11, 2011, in the principal amount of $2,000,000, which is convertible into shares of common stock at a conversion price equal to $0.23 per share for an aggregate of 8,695,652 shares of our common stock (not including accrued interest thereon)  (the “$2 Million Secured Note”).  The $2 Million Secured Note bears interest at a rate of 3% per annum and matures on December 31, 2012.

Our obligations under the $2 Million Secured Note are secured by an Amended and Restated Security Agreement dated as of December 2, 2009, pursuant to which we granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $2 Million Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

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

In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.  In July and August 2007 a second phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well tolerated.  The RA Study, a Phase 1b randomized , double-blind, placebo controlled, multiple dose, dose escalation and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in South Africa was approved in August 2009 and commenced dosing patients in August 2010.  In March 2011 our first patients were enrolled in the third cohort of the RA Study and the dose administered in the third cohort was increased by a factor of two from the second cohort.

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

In August 2010, we commenced the RA Study which is a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed our first patient.  We contracted a leading global biopharmaceutical services organization, to manage and monitor the RA Study.  The first sequential dose escalation study in RA will enroll up to 40 patients in four cohorts and is expected to be completed in the third calendar quarter of 2011.  In March 2011 our first patients were enrolled in the third cohort of the RA Study and the dose administered in the third cohort was increased by a factor of two from the second cohort.  This clinical trial protocol was reviewed and approved by the MCA, the regulatory agency in South Africa.  This study is not being performed under the US IND, but the clinical study report will be submitted to the IND.  This data could support a US IND study of PRTX-100 in RA patients.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $285,286 and $329,487 for the three months ended February 28, 2011 and 2010, respectively.  The decrease in R&D Expenses for the three month period ended February 28, 2011 was primarily the result of start-up activities associated with the aforementioned clinical trial in South Africa.  Research and Development expenses (“R&D Expenses”) were $1,173,567 and $671,674 for the nine months ended February 28, 2011 and 2010, respectively.  The increase in R&D Expenses for the nine month period ended February 28, 2011 was primarily the result of having the activities associated with the aforementioned clinical trial in South Africa in all of the current fiscal year compared to only part of the prior fiscal year.

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

Administrative Expenses - Administrative expenses were $237,389 and $449,324, and $315,097 and $695,243 for the three and nine months ended February 28, 2011 and 2010, respectively.  The decrease in Administrative expenses for the three and nine month periods ended February 28, 2011 compared to the same prior year period was due to decreased employee compensation and occupancy expenses.

Professional Fees - Professional expenses were $113,121 and $ $77,658 for the three months ended February 28, 2011 and 2010, respectively. The increase for the three month period ended February 28, 2011 was primarily due to an increase in legal, accounting, and consulting expenses as compared to the same period last year.  Professional expenses were $326,354 and $530,933 for the nine months ended February 28, 2011 and 2010, respectively.  The decrease for the nine month period ended February 28, 2011 was primarily due to a decrease in legal, accounting, and consulting expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 28, 2011 was $50,088,900 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On May 25, 2005, we raised $5,057,885 through the sale of 518,757 shares of our common stock at $9.75 per share, with warrants to purchase an additional 184,024 shares of our common stock, at an exercise price of $11.25 per share. All of these warrants expired on May 25, 2010.  Net of transaction costs of $206,717, our proceeds were $4,851,168.

On December 30, 2005, we raised $5,839,059 through the sale of 519,026 shares of our common stock at $11.25 per share, with warrants to purchase an additional 129,757 shares of our common stock, at an exercise price of $14.95 per share. We also issued warrants to purchase 45,415 shares of our common stock, at an exercise price of $14.95 per share, to the placement agent.  All of these warrants expired on December 30, 2010.  Net of transaction costs of approximately $328,118, our proceeds were $5,510,941.

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

To the extent any further warrants are exercised, we intend to use the proceeds for general working capital and corporate purposes. Currently, however, the exercise price of all of our outstanding warrants as disclosed above are significantly in excess of what our stock has been trading in calendar year 2010 and as of the date of this Report.

On November 11, 2009, we raised $3,000,000; $2,000,000 from the sale of common stock and $1,000,000 from the issuance the $1 Million Secured Note to Niobe.

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks.  On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe the $2 million Secured Note.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 28, 2011 and 2010 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2011, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On February 11, 2011, we issued 4,510,870 shares of our common stock to Niobe upon the conversion of the $1 Million Secured Note, including $37,500 of accrued interest thereon.  The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(2) and 4(5) of the Act.

ITEM 5. OTHER INFORMATION

Executive Compensation and Related Matters.

Since November 2009, our executive management team has been comprised of Arnold Kling, our president and Kirk Warshaw, our chief financial officer.  Neither Mr. Kling nor Mr. Warshaw has an employment agreement and each is an at-will, part-time employee.  For services rendered in their respective capacities, each is compensated at the rate of $6,000 per month.  In addition, on December 29, 2009, Mr. Warshaw was granted a ten-year option to purchase 750,543 shares of our common stock at an exercise price of $.25 per share.  This option vests and becomes exercisable on December 29, 2012, subject to earlier vesting and exercisability if we reached certain milestones in advance of that vesting date.  The grant date fair value of this option, computed in accordance with FASB ASC Topic 718, was $346,000, $82,743 of which was expensed during the fiscal year ended May 31, 2010 and approximately $56,000 of which will be expensed during the fiscal year ended May 31, 2011, each based upon management’s judgment of the likelihood of achievement of the benchmarks set forth in the option agreement.  The total compensation expense related to Mr. Warshaw for the year ended May 31, 2010 was $121,743 comprised of $39,000 paid in cash and $82,743 attributable to his option grant.

ITEM 6. EXHIBITS

Exhibit
No.	Description
4.1	$2 Million Senior Secured Convertible Promissory Note dated February 11, 2011	Filed herewith
10.11	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K filed on December 2, 2009
10.12	Final Form of Amended and Restated Security Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K filed on December 2, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2011	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 11, 2011
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)