Form 10-K
period 2011-05-31
PROTALEX INC
filed 2011-08-19
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to
Commission File 000-28385

PROTALEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2003490

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
133 Summit Avenue, Suite 22, Summit, NJ	07901

(Address of principal executive offices)	(Zip Code)

(215) 862-9720
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” ”accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $1,545,768.30 as of November 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 19, 2011 was 18,926,615.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2011

Ex-23.1 Consent of Sherb & Co. LLP
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

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval, if any, for our product; candidates;

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us;

•	anticipated clinical trial results and regulatory submission dates for our product candidates by us;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	estimates of the market opportunity and the commercialization plans for our product candidates;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed in Item 1A. Risk Factors of this Annual Report and discussed in our other Securities and Exchange Commission (“SEC”) filings, which discloses all material factors known to us that we believe could cause actual results to differ materially from those expressed or implied by forward-looking statements.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies in the United States.  A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (“RA”) is now underway in South Africa and is expected to be completed in the fourth calendar quarter of 2011 (the “RA Study”).  In June 2011 our first patients were enrolled in the fourth cohort of the RA Study and the dose administered was increased by a factor of 0.67 times from the third cohort. We currently have no products on the market.

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development.  Our business was dormant until new management took control of our operations in November 2009 following the “change in control” transaction described below.  We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

On December 8, 2010, we effected a reverse stock split of the outstanding shares of our common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock outstanding.  All references in this report to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis, unless otherwise noted.

Change in Control Transaction and Incremental Financing

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”) (the “Financing”).  Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”).  On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

As contemplated by the Purchase Agreement, all of our executive officers and all of the members of our Board of Directors (the “Board”) prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, effective upon the closing of the Financing, our Board appointed Arnold P. Kling as a director and then elected him as our president and elected Kirk M. Warshaw as our chief financial officer and secretary.

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock (approximately 41% of our then outstanding stock options), all of which were held by three option holders, Steven H. Kane, our former CEO, Marc L. Rose, our former CFO and vSpring.

On February 11, 2011, for the purpose of providing the company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between us and Niobe, we issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”).  The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

Our obligations under the $2 Million Secured Note are secured by an amended security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

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

Animal Studies

Protalex’s lead candidate, PRTX-100, has proven effective in two standard mouse models of autoimmunity:

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

Completed pre-clinical safety studies in animals have shown no drug-related toxicity at doses up to 60-fold the proposed clinical dose. These studies were conducted on New Zealand white rabbits and on cynomolgus monkeys.  No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with PRTX-100 compared with controls treated with vehicle. These study results were an important component of our IND application with the FDA.

We have performed additional studies on non-human primates to determine the pharmacokinetics of PRTX-100, and to evaluate the pharmacokinetics and safety of a newer, lyophilized formulation of the drug.

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND for treating RA.  We submitted the IND to the U.S. Food and Drug Administration (the “FDA”) in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization.  In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed.  We commenced our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006.  This Phase I clinical trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of PRTX-100.  This study demonstrated that PRTX-100 appeared safe and well tolerated at the doses administered.  There were no deaths or serious adverse events.  The PK profile was determined and found consistent with that projected from pre-clinical models.

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

The Australian Study proved extremely difficult to enroll due to other on-going ITP Phase III studies and subsequent availability of two new and effective medicines for ITP. Nine patients were dosed at the first two dose levels by the end of the first quarter 2009. At this point further recruitment of patients was suspended.  No side effects or toxicities were noted with repeated weekly doses of PRTX-100 that were not seen with single doses in healthy volunteer trials.  This repeated-dose safety data formed the basis for the clinical trial application to evaluate PRTX-100 in patients with rheumatoid arthritis.

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

PRTX-100 is modeled on an effective precedent medical device treatment approved for RA which also exposed patients to low doses of staphylococcal protein A.  PRTX-100 shows measurable activity in a standard mouse model of autoimmune arthritis.  Accordingly, RA is believed to represent the most likely and significant treatment indication for PRTX-100.  While recent advances in biologic treatments for RA (with monoclonal antibodies) have improved the prognosis for many patients, many others continue to live with debilitating RA disease activity due either to the cost, side-effects, or limited effectiveness of these newer therapies.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed our first patient enrolled in the study.  We contracted with a leading global biopharmaceutical services organization to manage and monitor this Phase 1b clinical trial.  This first sequential dose escalation study in RA will enroll up to 40 patients and is expected to be completed in the fourth calendar quarter of 2011.  The trial protocol was reviewed and approved by the Medicines Control Council, the regulatory agency in South Africa.  This study is not being performed under the US IND, but the clinical study report will be submitted to the IND.  This is a sequential dose escalation study of the safety, pharmacokinetics, and efficacy of PRTX-100 in patients with active RA.  The study has met its goals for the first three doses studied, and is currently enrolling patients into the 4th dose-escalation cohort. This data could in the future support a US IND study of PRTX-100 in RA patients.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. The product formulations, stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved companies in the United States. These companies have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources.  The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The current RA trial is using a newer lyophilized formulation designed to achieve better stability and longer product shelf-life.  Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

Our long-term strategy, should PRTX-100 demonstrate safety and clinical proof of concept in RA, contemplates the pursuit of FDA approval to treat other autoimmune diseases where the drug’s ability to decrease the inflammatory response will abrogate the underlying disease processes.

Competition

We believe, based on the pre-clinical trials and the results to date of our two Phase I clinical trials, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing therapies, and will cost significantly less than competing biologic-based therapies.  This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $15,000 to $19,980 per patient, according to a Cowen and Company, LLC report entitled “Therapeutic Categories Outlook” dated March 2009. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;
•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;
•
TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®) and the newer entries, certolizumab (Cimzia®) and golimumab (Simponi®);

•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®) and (Il-6) tocilizumab (Actemra®);
•	Costimulatory molecule inhibitor (abatacept, Orencia®); and
•	Anti CD20 B-cell-directed therapy, rituximab (Rituxan®).

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

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (preclinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.  We and our manufacturers may also be subject to regulations under other U.S. federal, state, local and foreign laws.

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

Patents, Trademarks, and Proprietary Technology

Our success will also depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued U.S. Patent #7,211,258.  In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in October 2010, the PTO issued U.S. patent #7,807,170.  We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union.  In December 2010, we were informed that the Japan Patent Office approved our patent application and issued Japanese Letters Patent, Japanese patent #4598404.  The Japanese patent has an expiration date of March 6, 2023.

Employees

We have three part-time employees, our president, our chief financial officer and an administrative person.  In addition, we also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives.  We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

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

In their report on our May 31, 2011 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.  A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.  If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We have a history of significant losses, and we may never achieve or sustain profitability.

We have been focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and if we continue to operate we expect to continue to incur operating losses for at least the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2011, our cumulative net loss was $51,010,235. Our net loss was $3,357,882 for the fiscal year ended May 31, 2011. Our continued operational loss may adversely affect the value of our Common Stock and may jeopardize our ability to continue our operations.

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

As of May 31, 2011, we had cash and cash equivalents of $1,542,025 and net working capital of $1,144,294 compared to cash and cash equivalents of $2,350,084 and working capital of $1,652,355 as of May 31, 2010.  We have suffered recurring losses from operations and negative cash flows.

If in the future we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. We cannot, however, be certain that additional financing will be available on acceptable terms or at all.

If we are unable to enroll enough patients to complete our clinical trials, regulatory agencies may delay their review of, or reject our applications, which may result in increased costs and harm our ability to develop products.

In August 2010, we commenced a Phase 1b RA clinical trial of PRTX-100 on adult patients with active RA in South Africa and began dosing patients enrolled in the study.  As of the date of this Report, ITP clinical trials have been suspended pending completion of the Phase 1b RA clinical trials and an evaluation of the clinical trial data and programs.  If we are not able to enroll enough patients to complete the RA Phase 1b clinical trials, regulatory agencies may delay reviewing our applications for approval, or may reject them, based on our inability to enroll enough patients to complete our clinical trials.  Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

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

We have tried to protect our proprietary position by filing a U.S. patent application related to PRTX-100.  In July 2006, the PTO issued an office action final rejection.  In August 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted.  In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued U.S. Patent #7,211,258.  In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in June 2010, the PTO notified us of the allowance of patent #7,807,179, which was issued on October 5, 2010.  Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us.  Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

If we do not having adequate clinical trial material available to complete our clinical trials, which could also lead to a significant delay in continuing and /or commencing our clinical trial programs, we may be unable to obtain FDA approval and our ability to commercialize this product could be impaired or precluded.

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

We depend on the members of our management staff, Board, Scientific Advisory Board and third-party consultants to provide the expertise needed to carry out our business objectives.  The loss of any of these individuals’ services may significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations if their replacements are not promptly retained. We face intense competition for such personnel and consultants. Such replacements are predicated, among other conditions, on our ability to raise additional funding. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future, with or without adequate additional financing. We do not maintain key person life insurance on any of these individuals.

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

Because of the limited trading market for our Common Stock, and because of the significant price volatility, you may not be able to sell your shares of Common Stock when you desire to do so.  In the fiscal year ended May 31, 2011, our stock price ranged from a high of $1.90 to a low of $0.60 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our Common Stock may suffer greater declines due to its price volatility.

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

Control by existing stockholder

Niobe beneficially owns over 79% of our outstanding Common Stock.  As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer.  We occupy our principal offices on a month to month basis.  We pay a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices.  We do not own or intend to invest in any real property.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.        [REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)      Market Information.    Our Common Stock is traded on the OTCBB under the symbol “PRTX”.  The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock, as adjusted for the previously mentioned reverse stock split.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2010
First Quarter	$0.15	$0.055
Second Quarter	0.2	0.025
Third Quarter	0.23	0.08
Fourth Quarter	0.23	0.01

2011*
First Quarter	$0.59	$0.185
Second Quarter	0.5	0.0
Third Quarter	1.7	0.0
Fourth Quarter	1.95	0.63

*The prices for the fiscal year ended May 31, 2011 are actual sale prices because the bid price information was not available.

(b)        Holders.    As of August 15, 2011, there were approximately 296 holders of record of our Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

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

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2011 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases.  Our lead product PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (RA) is now underway in South Africa and is expected to be completed in the fourth calendar quarter of 2011.  We currently have no products on the market.

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

On December 8, 2010, we effected a reverse stock split of the outstanding shares of our common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock outstanding.  All references in this Report to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

Change in Control and Incremental Financing Transactions

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”) (the “Financing”).  Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”).  On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

As contemplated by the Purchase Agreement, all of our executive officers and all of the members of our Board of Directors (the “Board”) prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, effective upon the closing of the Financing, our Board appointed Arnold P. Kling as a director and then elected him as our president and elected Kirk M. Warshaw as our chief financial officer and secretary.

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock (approximately 41% of our then outstanding stock options), all of which were held by three option holders, Steven H. Kane, our former CEO, Marc L. Rose, our former CFO and vSpring.

On February 11, 2011, for the purpose of providing the company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between us and Niobe, we issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”).  The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

Our obligations under the $2 Million Secured Note are secured by an amended security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

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

Results of Operations

Fiscal year ended May 31, 2011 compared to fiscal year ended May 31, 2010

Research and Development Expenses – Research and Development expenses increased from $1,291,051 in our 2010 fiscal year to $1,597,257 in our 2011 fiscal year.  The increase of $306,000, or 24%, was primarily the result of the commencement of our clinical study in South Africa, as disclosed above.  During such period, we engaged more consultants and had other clinical study-related expenses as we enrolled patients.

Administrative Expenses - Administrative expenses decreased from $1,036,059 in our 2010 fiscal year to $594,314 in our 2011 fiscal year.  The decrease of $441,745, or 43%, was primarily the result of a decline in personnel expenses, rent and other office related expenses, travel expense, and insurance costs.

Professional Fees - Professional fees decreased from $629,948 in our 2010 fiscal year to $446,073 in our 2011 fiscal year. The decrease of approximately $184,000, or 29%, was due primarily to significant decreases in legal expenses associated with the change in control transaction, described above, that occurred in November 2009.  In addition, we incurred significantly less accounting and investment banking fees during fiscal year 2011 compared to fiscal year 2010.

Interest Expense – Interest expense increased substantially during fiscal year 2011.  It increased from $100,238 for the fiscal year 2010 to $724,079 in fiscal year 2011.  The increase was attributable to our accounting for the conversion feature of the $2 million note we issued on February 11, 2011 as more fully explained below.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations.  Our accumulated deficit from inception through May 31, 2011 was $51,010,235 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On May 25, 2005, we raised $5,057,885 through the sale of 518,758 shares of our Common Stock at $9.75 per share, with warrants to purchase an additional 184,024 shares of our Common Stock, at an exercise price of $11.25 per share. All of these warrants expired on May 25, 2010.  Net of transaction costs of $206,717, our proceeds were $4,851,168.

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

On July 7, 2006, we raised $14,217,660, net of transaction costs of $959,874, through the sale of 1,214,203 shares of our Common Stock at $12.50 per share, with warrants to purchase an additional 303,551 shares of our Common Stock, at an exercise price of $19.25 per share. We also issued warrants to purchase 106,243 shares of our Common Stock, at an exercise price of $19.25 per share, to the placement agent.  All of these warrants expired on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 26,700 warrants and 1,200 options which resulted in $315,574 in cash proceeds.

On November 11, 2009, we raised $3,000,000; $2,000,000 from the sale of 8,695,652 shares of our Common Stock at $.23 per share and $1,000,000 from the issuance of the $1 Million Secured Note to Niobe.

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks.  On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe the $2 million Secured Note.  On the same date, Niobe converted the $1 Million Secured Note and accrued interest thereon, into 4,510,870 shares of our Common Stock.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2011 and 2010 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2012 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9A.     CONTROLS AND PROCEDURES

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 1, 2011:

Name	Age	Title

Arnold P. Kling	53	President and Director
Kirk M. Warshaw	53	Chief Financial Officer, Secretary and Director
John E. Doherty	57	Director

Arnold P. Kling.  Mr. Kling has served as our president and director since November 2009.  Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999.  From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds.  From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company.  From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm.  Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983.  During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM).  Mr. Kling currently also serves as a Director and President of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., Rodman International Enterprises I, Ltd., and Rodman International Enterprise II, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN).  Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer, secretary and director since November 2009.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters.  Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey.  From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells.  Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982.  During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI).  Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., Rodman International Enterprises I, Ltd., and Rodman International Enterprise II, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH).  Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2009, have given him the expertise needed to serve as one of our directors.

John E. Doherty.  Mr. Doherty is a co-founder and has served as a director and a member of our Scientific Advisory Board since November 2009.  From September 2005 to present he has been a private investor.  Prior to that, from September 1999 to September 2005 he was a member of our Board, and also our President and Chief Executive Officer from September 1999 to December 2002.  Mr. Doherty’s professional experience and background with us and other companies have given him the expertise needed to serve as one of our directors.

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

Edward Bernton, M.D., serves as chairman of our SAB, has a background in pharmacology, clinical immunology, and experimental medicine.  Dr. Bernton currently is Senior Director, Clinical Strategy, at Emergent Biosolutions (NYSE: EBS), a biopharmaceutical company focused on the development, manufacturing and commercialization of vaccines and therapeutic antibodies that assist the body’s immune system to prevent or treat disease. He previously served as our medical director and worked as a consultant in clinical pharmacology and early-phase drug development.  His medical subspecialties include internal medicine, allergy/immunology, and diagnostic laboratory immunology.  He served five years as Scientific Director for PAREXEL International Corporation’s (Nasdaq: PRXL) Clinical Pharmacology Network in North America.  He has served as protocol author or investigator on over 30 Phase I clinical trials including many first-in-man studies for novel small molecules, biopharmaceutics, and vaccines.  Other past experience includes, serving three years as a regulatory and product development consultant at Quintiles, a bio and pharmaceutical services provider offering clinical, commercial, consulting and capital solutions, serving three years as Chief Medical Officer or VP at various Biotech start-ups and serving 12 years in both basic and clinical research in pharmacology, immunology, infectious diseases, and vaccinology at Walter Reed Army Institute of Research.

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

William E. Gannon, Jr., M.D., our Chief Medical Officer, serves as Chief Scientific Officer & Medical Director for Capital City Technical Consulting (CCTC) in Washington, DC. In addition to receiving his medical training and clinical work at Ross University, Case Western Reserve and George Washington University, Dr. Gannon obtained an M.B.A. in 1988 and has since built a wealth of experience in the management of clinical trials including designing the trials and building operational teams to ensure their successful completion. Dr. Gannon has held positions in multinational Clinical Research Organizations, medical device, biotech and pharmaceutical firms. In his most recent position prior to CCTC, Inc., Dr, Gannon served as Vice President – Clinical & Medical Affairs in biotechnology arena. Dr. Gannon’s primary focus has been on oncology therapeutic and diagnostic applications, but possesses a board range of experience across therapeutic categories. Dr. Gannon has managed clinical trials and operations as well as the design, corporate and regulatory strategies, regulatory submissions and execution of Phase I through Phase IV clinical trials in the United States, Europe and Asia. Additionally, Dr. Gannon is involved in philanthropy in the Washington, DC area and currently serves on the Board of Directors for The Mautner Project – The National Lesbian Health organization.

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

Director Independence

Our Board has determined that Mr. Doherty is “independent” in accordance with the NASDAQ’s independence standards.  In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of its independent directors’ ability to continue to serve on the Board.  To that end, for the fiscal year ended May 31, 2011, the Board considered all the compensation paid to Mr. Doherty, as disclosed below in “Item 11 – Executive Compensation – Compensation of Directors,” and determined that such compensation was within the limits of the independence standards set by the NASDAQ and did not impact his ability to continue to serve as an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended May 31, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

Our Board adopted a code of ethics that applies to its directors, officers and employees as well as those of our subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, NJ 07901.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2011 and 2010:

Name and Principal Position	Year		Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Arnold P. Kling, President	2011		72,000	—	—	—	—	72,000
	2010	*	39,000	—	—	—	—	39,000

Kirk M. Warshaw, Chief	2011		72,000	—	—	55,657	—	127,657
Financial Officer*	2010	*	39,000	—	—	82,743	—	121,743

* Messrs. Kling and Warshaw were elected president and chief financial officer, respectively, on November 11, 2009.

(1)    Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.”

Employment Contracts

There are no employment contracts between the Company and either Mr. Kling or Mr. Warshaw.

Since November 2009, our executive management team has been comprised of Arnold Kling, our president and Kirk Warshaw, our chief financial officer.  Neither Mr. Kling nor Mr. Warshaw has an employment agreement and each is an at-will, part-time employee.  For services rendered in their respective capacities, each is compensated at the rate of $6,000 per month.  In addition, on December 29, 2009, Mr. Warshaw was granted a ten-year option to purchase 750,543 shares of the Company’s Common Stock at an exercise price of $.25 per share.  This option vests and becomes exercisable on December 29, 2012, subject to earlier vesting and exercisability if we reached certain milestones in advance of that vesting date.  The grant date fair value of this option, computed in accordance with FASB ASC Topic 718, was $346,000, $55,657 and $82,743 of which was expensed during the fiscal years ended May 31, 2011 and 2010, respectively.

Indemnification Agreements

As of the date of this Report, we have entered into indemnification agreements with each of our current directors and executive officers, each member of our SAB and each of our former executive officers and directors who resigned in November 2009 in connection with the closing of the Financing.  It is anticipated that future directors, officers and members of our SAB will enter into an Indemnification Agreement with us in substantially similar form.  The Indemnification Agreement provides, among other things, that we will indemnify and hold harmless each person subject to an Indemnification Agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. The Indemnification Agreement further provides that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law.  Pursuant to the Indemnification Agreement, an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise.  The Indemnification Agreement also requires us to maintain in full force and effect directors’ liability insurance on the terms described in the Indemnification Agreement. If indemnification under the Indemnification Agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2011:

Equity
Incentive
Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised
	Options	Options		Unearned	Option	Option
	(#)	(#)		Options	Exercise	Expiration
Name	Exercisable	Unexercisable		(#)	Price ($)	Date
Kirk M Warshaw, chief financial officer	300,217	450,326	(1)	—	0.25	12/29/2019

(1) This option, granted on December 29, 2009, vests and becomes exercisable on December 29, 2012, subject to earlier vesting and exercisability if we achieved certain performance milestones in advance of such vesting date.  As of May 31, 2011, as a result of our achieving of certain performance milestones, this option was exercisable to acquire 300,217.

Compensation of Directors

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2011:

Name	Fees Earned Or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)

John E. Doherty (1)	24,000	$49,018	24,000	(1)	$97,018

(1) Consulting fees paid to Mr. Doherty as a member of the SAB.
(2) Reflects the value of the stock option that was charged to income as reported on our financial statements and calculated using the provisions of FASB ASC 718, “Share-based Payments.”  On January 15, 2010, our Board granted to Mr. Doherty a stock option covering 200,000 shares of our Common Stock with an exercise price of $0.50 per share which vests on December 29, 2012, but is subject to earlier vesting upon our achieving of certain performance milestones.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 1, 2011, the number of shares of our Common Stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group.  On December 8, 2010, we effected a reverse stock split of the outstanding shares of our Common Stock on the basis of one new share of Common Stock for each five shares of Common Stock outstanding.  Accordingly, the number of shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group have been adjusted to reflect the reverse stock split.  Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, New Jersey 07901.

	Shares Beneficially Owned(1)
Name and Title	Number	Percent

Arnold P. Kling, president and director (2)(5)	22,031,087	79.4%
Kirk M. Warshaw, CFO, secretary and director	300,217	1.5%
John E. Doherty, director (3)	642,532	3.3%
Officers and Directors as a group (3 persons) (4)	22,973,836	81.6%

5% Beneficial Owners
Niobe Ventures LLC (5)
410 Park Avenue – Suite 1710
New York, NY 10022	22,026,087	79.3%
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

(3)	Includes options to purchase 80,000 shares of Common Stock.
(4)Includes: (i) 8,695,652 shares, and 123,913 shares, of Common Stock issuable upon conversion of the $2 Million Secured Note and accrued interest thereon as of August 1, 2011, deemed to be beneficially owned by Arnold P. Kling as the manager of Niobe Ventures, LLC; and (ii) options to purchase an aggregate of 380,417 shares of Common Stock beneficially owned by Messrs. Warshaw and Doherty.
(5)Includes 8,695,652 shares, and 123,913 shares, of Common Stock issuable upon conversion of the $2 Million Secured Note and accrued interest thereon as of August 1, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	52,794	$7.50	846,406

Equity compensation plans not approved by security holders – Stand Alone Option Grants	1,486,133	$0.52	—
Total	1,538,927	$1.99	846,406

During the fiscal year ended May 31, 2011, options for an aggregate of 60,000 shares of our Common Stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation to two professionals who provide us with services.  These options are ten year options with exercise prices  $0.50, vest on the third anniversary from the date of grant and are subject to earlier vesting upon the achievement of each of three milestones including, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing transaction.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described herein above, on February 11, 2011, for the purpose of providing the company with additional working capital, pursuant to the Facility, we issued to Niobe the $2 Million Secured Note.  The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

Our obligations under the $2 Million Secured Note are secured by an amended security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

On the Effective Date, we raised $3,000,000 of working capital in the Financing transaction.  Pursuant to the applicable agreement, we issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) the $1 Million Secured Note.  On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2011 and 2010 in which a related person has a direct or indirect material interest.  Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the year ended May 31, 2011, we were billed $30,500 by Sherb, our current independent accountants, for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs.  For the year ended May 31, 2010, we paid $36,000 to Sherb, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Except as described above, no other fees were billed by Sherb for any other services during the last two fiscal years.

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

                 2. Financial Statement Schedules

None.

        (b)    Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Secured Convertible Promissory Note dated November 11, 2009.	Incorporated by reference, to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010
4.2	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference, to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010
4.3	$2 Million Senior Secured Convertible Promissory Note dated February 11, 2011	Incorporated by reference, to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on April 12, 2011
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference, to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010
10.8	Note and Common Stock Purchase Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010
10.9	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K filed on December 2, 2009
10.10	Final Form of Amended and Restated Security Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K filed on December 2, 2009
10.11**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw.	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q filed on January 8, 2010
10.12**	Form of Non-Qualified Stock Option Agreement with John Doherty.	Incorporate by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10Q filed on April 7, 2010
10.13**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference, to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on August 27, 2010
23.1	Consent of Sherb & Co, LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

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

Date: August 19, 2011

By: /s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2011

/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: August 19, 2011

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 19, 2011

/s/John E. Doherty
John E. Doherty, Director

PROTALEX, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Protalex, Inc.
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. (A Development Stage Company) as of May 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity , and cash flows for each of the years then ended May 31, 2011 and 2010 and for the period from September 17, 1999 (inception) to May 31, 2011.  We did not audit the period September 17, 1999 (inception) to May 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years ended May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
August 19, 2011

PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS
	May 31,	May 31,
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$1,542,025	$2,350,084
Prepaid expenses	38,441	39,004
Total current assets	1,580,466	2,389,088

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $11,028 and $10,008 as of May 31, 2011 and May 31, 2010, respectively	8,507	9,527

Total other assets	8,507	9,527

Total Assets	$1,588,973	$2,398,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Payroll and related liabilities	-	156,994
Accrued expenses	253,311	396,878

Total current liabilities	436,172	736,733

LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	660,975	591,063
Total liabilities	1,097,147	1,327,796

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 and 14,415,745 shares issued and outstanding, respectively	189	144
Additional paid in capital	51,501,872	48,723,028
Deficit accumulated during the development stage	(51,010,235)	(47,652,353)
Total stockholders’ equity	491,826	1,070,819
Total liabilities and stockholders’ equity	$1,588,973	$2,398,615

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended May 31, 2011	Year Ended May 31,2010	From Inception (September 17, 1999) Through May 31, 2011
			(Unaudited)
Revenues	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	1,597,257	1,291,051	30,642,092
Administrative (including depreciation and amortization)	594,314	1,036,059	17,177,416
Professional fees	446,073	629,948	4,321,155
Depreciation and amortization	1,020	16,090	180,926
Operating loss	(2,638,664)	(2,973,148)	(52,321,589)

Other income (expense)
Interest income	4,861	5,544	2,206,283
Interest expense	(724,079)	(100,238)	(894,929)
Net loss	$(3,357,882)	$(3,067,842)	$(51,010,235)
Weighted average number of common shares outstanding	15,766,527	10,535,041
Loss per common share – basic and diluted	$(0.21)	$(0.29)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception (September 17, 1999) through May 31, 2011
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 2,000 shares for intellectual technology license at $.15 per share	2,000	$300	$—	$—	$—	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	—	—	—	(250,000)	—	(250,000)
October 27, 1999 — issuance of 17 shares to individual for $25,000	17	25,000	—	—	—	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	1,794,493	118,547	—	(118,547)	—	—
November 18, 1999 — February 7, 2000 — issuance of 91,889 shares to various investors at $1.80 per share	91,889	165,400	—	—	—	165,400
January 1, 2000 — issuance of 20,000 shares in exchange for legal services	20,000	15,000	—	—	—	15,000
May 1 - 27, 2000 — issuance of 128,000 shares to various investors at $5.00 per share	128,000	640,000	—	—	—	640,000
May 27, 2000 — issuance of 329 shares to an individual in exchange for interest Due	329	1,644	—	—	—	1,644
Net loss for the year ended May 31, 2000	—	—	—	—	(250,689)	(250,689)
Balance, May 31, 2000	2,036,728	965,891	—	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 85,000 shares to various investors at $5.00 per share	85,000	425,000	—	—	—	425,000
May 31, 2001 — Forgiveness of debt owed to stockholder	—	—	40,000	—	—	40,000
Net loss for the year ended May 31, 2001	—	—	—	—	(553,866)	(553,866)
Balance, May 31, 2001	2,121,728	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2011
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

From Inception (September 17, 1999) through May 31, 2011
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

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - (continued)

From Inception (September 17, 1999) through May 31, 2011

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	-	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	-	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	—	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	—	—	124,722	—	—	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	—	—	1,616,667	—	—	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	—	—	1,037,500
Net loss for the year ended May31, 2011	—	—	—	—	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	$189	$51,501,872	$—	$(51,010,235)	$491,826

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	From Inception (September 17, 1999)
	Ended	Ended	Through
	May 31,	May 31,	May 31,
	2011	2010	2011
			( Unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,357,882)	$(3,067,842)	$(51,010,235)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	-	(13,953)	(81,544)
Depreciation and amortization	725,099	129,856	1,035,579
Equity based expense	124,722	335,741	6,857,852

(Increase)/decrease in:
Prepaid expenses and deposits	563	154,753	(46,431)
Increase/(decrease) in:
Accounts payable and accrued expenses	(143,567)	172,948	436,170
Payroll and related liabilities	(156,994)	(1,028,644)	—
Other liabilities	—	(1,192)	—
Net cash and cash equivalents used in operating activities	(2,808,059)	(3,318,333)	(42,808,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	7,990	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	23,135	229,135
Net cash and cash equivalents provided by (used in) investing activities	—	31,125	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	2,000,000	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	2,000,000	1,000,000	3,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	2,000,000	3,000,000	45,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(808,059)	(287,208)	1,542,025
Cash and cash equivalents, beginning	2,350,084	2,637,292	—
Cash and cash equivalents, ending	$1,542,025	$2,350,084	$1,542,025

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100

NON-CASH FINANCING ACTIVITIES:
Conversion of debt to equity	$1,037,500	$—	$1,037,500
The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended May 31, 2011 and 2010

1.	ORGANIZATION AND BUSINESS ACTIVITIES

The Company is a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases. Its lead product, PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. The Company does not anticipate generating operating revenue for the foreseeable future.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies. A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (RA) is now underway in South Africa and is expected to be completed in the fourth calendar quarter of 2011. The Company currently has no products on the market.

In April 2009, the Company ceased all operations and terminated all employees in light of insufficient funds to continue its clinical trials and related product development. The Company’s business was dormant until new management took control of its operations in November 2009 following the change in control transaction more fully described below. The Company is currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

The Company maintains an administrative office in Summit, New Jersey and currently outsources all of its product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one share of Common Stock for each five shares of Common Stock outstanding. Unless otherwise noted, all references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

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

On November 11, 2009 (the “Effective Date”), the Company consummated a financing transaction, that resulted in a change in control in which it raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”). Pursuant to the Purchase Agreement, it issued to the Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “Secured Note”).

The Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012. In order to secure its obligations under the Secured Note, the Company also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of its personal property and assets, including its intellectual property. The Secured Note is convertible at any time, at the option of the holder, subject only to the requirement that it has sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the Secured Note will automatically be converted if (i) the Company raises in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in the Company’s Phase 1b and RA trial of PRTX-100 in South Africa or (iii) the Company undertake certain fundamental transactions as defined in the notes (such as a merger, sale of all of its assets, exchange or tender offer, or reclassification of its stock or compulsory exchange).  The Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the Secured Note).

As contemplated by the Purchase Agreement, all of the Company’s executive officers and all of the members of its Board of Directors (the “Board”) prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, effective upon the closing of the Financing, the Board appointed Arnold P. Kling as a director and then elected him as president and elected Kirk M. Warshaw as chief financial officer and secretary.

In addition, on the Effective Date, the Company terminated (i) the Investor Rights Agreement dated September 18, 2003 among the Company, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among the Company, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock, approximately 41% of the Company’s then outstanding stock options, all of which were held by three option holders, Steven H. Kane, the Company’s former CEO, Marc L. Rose, the Company’s former CFO and vSpring.

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

Since inception, the Company has incurred an accumulated deficit of $51,010,235 through May 31, 2011. For the years ended May 31, 2011 and 2010, the Company had net losses of $3,357,882 and $3,067,842, respectively. The Company has used $2,808,059 and $3,318,333 of cash in operating activities for the years ended May 31 2010 and 2010, respectively. As of May 31, 2011, the Company had cash and cash equivalents of $1,542,025 and net working capital of $1,144,294. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in fiscal years 2011 and 2012 and that it will need to raise additional capital in future fiscal years to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2011, the Company had a total of 1,965,760 potentially dilutive securities comprised of 426,833 warrants and 1,538,927 stock options.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was$124,722 and $335,741 for the years ended May 31, 2011 and 2010 , respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2011 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

The Board adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 88,800 have been issued and 800 were exercised. The Company has issued 271,784 stock options as stand-alone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board.

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

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. Expected volatility is based on the historical daily volatility of the price of the Company’s Common Stock. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the Company’s stock-based awards.

As of May 31, 2011, there were 1,538,927 stock options outstanding.  At May 31, 2011, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $480,443 (net of estimated forfeitures) will be recognized over a weighted average period of 4.5 years.  For the year ended May 31, 2011, the Company granted 60,000 stock options, with a fair value of $66,204 for the portion vested (net of estimated forfeitures), and no options were forfeited or expired.  The remaining amount of options will be valued once they vest upon the future events.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2010	Year Ended May, 31, 2010	From Inception Through May 31, 2011
Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	5-9	5-9	3-9
Weighted Average Fair Value	$1.10	$.45	$5.21

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020 and $11,028 for the years ended May 31, 2011, 2010 and from inception through May 31, 2011, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2011. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

The details of the reverse merger transaction are as follows:

Account Description	Protalex, Inc.	Enderdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999

Cash	$23,531	$—	$—	$23,531
Note receivable stockholder	—	118,547	—	118,547
License	20,300	—	—	20,300
Investment in Enerdyne	368,547	—	(368,547)	—
Other current assets	8,212	—	—	8,212
Other current liabilities	(17,555)	—	—	(17,555)
Accounts payable Alex	(40,000)	—	—	(40,000)
Note payable	(368,546)	—	—	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	—	(1,105,014)	1,105,014	—
Treasury stock	—	430,424	(430,424)	—
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock – contra	—	—	368,547	368,547
	$—	$—	$—	$—

6.	INCOME TAXES

For the years ended May 31, 2011 and 2010, the components of income tax benefit (expense) consist of the following:

Current:	Year Ended May 31, 2011	Year Ended May 31, 2010
Federal	$—	$—
State	—	—

Deferred:
Federal	1,142,000	1,043,000
State	201,000	184,000
Tax credits	97,000	68,000
Permanent timing difference	(374,000)	(161,000)
Increase in valuation allowance	(1,066,000)	(1,134,000)
Income tax benefit	$—	$—

Income tax as a percentage of income for the year ended May 31, 2011 and 2010 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2011	Year Ended May 31, 2010
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	32%	37%
Permanent timing differences	11%	5%
General business credit/other	(3)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2011 and 2010 are as follows:

Assets:	May 31, 2011	May 31, 2010
Net operating losses	$16,720,000	$15,750,000
Severance accrual	-0-	66,000
General business credit	1,996,000	1,899,000
Deferred tax assets	18,716,000	17,715,000
Liability:
Gross deferred tax asset	18,716,000	17,715,000
Less valuation allowance	(18,716,000)	(17,715,000)
Deferred tax asset, net of valuation allowance	$—	$—

The gross deferred tax assets have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $41,791,000 as of May 31, 2011 expires beginning in 2020 through 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 and 383 limitations on the amount to be utilized in a given year.

The Company adopted the provisions of the FASB issued accounting guidance, Accounting for Uncertainty in Income Taxes. Previously, the Company had accounted for tax contingencies in accordance with the FASB issued accounting guidance, Accounting for Contingencies. As required by the accounting guidance, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of May 31, 2011, the Company has no uncertain tax positions to be disclosed.

The Company is subject to U.S. federal income tax as well as income taxes of state jurisdiction. The Company is not currently under examination by any Federal or state jurisdiction. The federal statute of limitations and state are opened from inception forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s financial statements over the next twelve months. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

7.	RELATED PARTIES

On November 11, 2009, the Company consummated a financing transaction in which it raised $3,000,000 of working capital. Pursuant to the Purchase Agreement, the Company issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) the Secured Note.

On February 11, 2011: (i) Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.; and (ii) for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

Niobe, a majority stockholder of the Company and the holder of the $2 Million Secured Note, is controlled by the Company’s President and Director, Arnold P. Kling.

During the years ended May 31, 2011, May 31, 2010 and May 31, 2008, the Company incurred $0, $0, and $7,677, respectively, of expenses related to air travel to a partnership principally owned by Steve Kane, the former Chief Executive Officer of the Company.

The Company had an agreement with its former Chairman to pay $12,500 per month as a director fee. During the year ended May 31, 2011 the Company incurred $0 for this director’s fee. During the years ended May 31, 2010 and May 31, 2009, the Company incurred $0 and $125,000, respectively, in each year for this director’s fee.

The Company had an agreement with Carleton A. Holstrom, Eugene A. Bauer, MD, Peter G. Tombros, Frank M. Dougherty and Thomas P. Stagnaro to pay each $1,667 per month payable on a quarterly basis in arrears as a director fee which agreement for each director was terminated effective as of April 1, 2009 as described below.  During the years ended May 31, 2011, May 31, 2010 and May 31, 2009, the Company incurred $0, $0, and $56,678 respectively for these directors’ fees.

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

As previously disclosed in the Form 10-K filed on August 28, 2009, Kane and Rose voluntarily terminated their employment. At May 31, 2011 and 2010, the Company had accrued severance obligations of $0 and $156,994, respectively, for severance obligations to Kane covering salary, payroll taxes and health benefits.  As also disclosed in its Form 8-K dated July 2, 2009, the Company subsequently entered into a consulting agreement with Rose providing for certain consulting fees through December 31, 2009.

During the year ended May 31, 2010, the Company issued an aggregate of 950,543 options to John Doherty, one of the Company’s directors, and Kirk M Warshaw, chief financial officer and a director of the Company. The 950,542 options issued during the year ended May 31, 2010 are ten year options with exercise prices ranging from $0.25 to $0.50. These options vest in three tranches, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal. The first tranche of options have been valued at $122,045 for which $122,045 of compensation expense has been recorded. The options vesting with the achievement of the second and third milestones will be valued upon the achievement of such milestones.

The Company’s principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, the Company’s chief financial officer. The Company occupies its principal offices on a month to month basis. On March 1, 2010, it began paying a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to its principal offices.

8.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2011, options to purchase 1,538,927 shares of the Company’s Common Stock were outstanding, of which 308,384 were issued and 800 were exercised under the Company’s 2003 Stock Option Plan and the remaining 1,230,543 were issued and 400 were exercised as stand alone options. As of May 31, 2011, 744,601 are exercisable.

The 60,000 options issued during the year ended May 31, 2011 are ten year options with exercise prices of $0.50 per share. These options vest in three tranches, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal. The first tranche of the options issued during the year ended May 31, 2011 have been valued at $13,241 for which $13,241 of compensation expense has been recorded. The options vesting with the achievement of the second and third milestones will be valued upon the achievement of such milestones. The balance of the option expense recorded is related to options issued in prior years.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2011 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2009	659,362	$7.85	6.0
Granted	1,170,543	$0.45	—
Exercised	0	—	—
Forfeited	(81,162)	$5.85	—
Expired	(269,816)	$7.60	—
Outstanding at May 31, 2010	1,478,927	$2.05	4.65
Granted	60,000	$0.50	—
Exercised	0	—	—
Forfeited	0	—	—
Expired	0	—	—
Outstanding at May 31, 2011	1,538,927	$1.99	3.70
Exercisable at May 31, 2011	744,601	$1.64	—

The outstanding and exercisable stock options as of May 31, 2011 and 2010 had an intrinsic value of $598,326 and $0, respectively.

The 60,000 options issued during the year were issued at an exercise price below market.

The following summarizes certain information regarding stock options at May 31, 2011:

		Total			Exercisable
Exercise Price		Weighted Average	Weighted Average Remaining Life (years)		Weighted Average	Weighted Average Remaining Life (years)
Range	Number	Exercise Price		Number	Exercise Price
$0.00 – 5.00	1,230,543	$0.44	4.1	436,217	$0.38	4.1
$5.01 – 10.00	271,384	$7.42	1.6	271,384	$7.42	1.6
$10.01 – 15.00	37,000	$13.86	5.0	37,000	$13.86	4.8
	1,538,927	$1.99	3.70	744,601	$3.62	3.70

9.	SENIOR SECURED CONVERTIBLE NOTE - RELATED PARTY

On November 11, 2009, the Company issued a $1 Million Secured Note to Niobe, its majority stockholder, which is controlled by the Company’s President and Director, Arnold P. Kling.  The $1 Million Secured Note bears interest at a rate of 3% per annum and matures on November 13, 2012.  In order to secure its obligations under the $1 Million Secured Note, the Company also entered into a Security Agreement dated November 11, 2009 (the “Security Agreement”) granting Niobe a security interest in substantially all of its personal property and assets, including its intellectual property.

The Company evaluated the conversion feature of the $1 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On November 11, 2009, the date of issuance of the Secured Note, the fair market value of each of the Company’s shares was $0.35. The Company has determined that the maximum allocation to the conversion feature should be $521,793 and will reduce the face amount of the convertible debt carried on its balance sheet. This discount will be amortized over 36 months and will serve to increase the interest expense of the Secured Note during its term.

On December 2, 2009, the Company entered into a Credit Facility Agreement dated December 2, 2009 (the “Facility”) with Niobe which will provide up to $2.0 million of additional capital in the form of secured loans from Niobe at any time prior to June 30, 2012 subject to the achievement of certain predetermined benchmarks.

On February 11, 2011, pursuant to the terms of the $1 Million Secured Note, Niobe exercised their right to convert the debt into equity. As a result, the Company issued 4,510,870 shares of Common Stock to Niobe and canceled the $1 million obligation as well as $37,500 of accrued interest thereon.

For the purpose of providing the Company with additional working capital, on February 11, 2011, pursuant to the Credit Facility Agreement, Niobe acquired from the Company a senior secured convertible promissory note, dated February 11, 2011 (the “$2 Million Secured Note”), in the principal amount of $2,000,000, convertible into Common Stock at a conversion price equal to $0.23 per share for an aggregate of 8,695,652 shares of Common Stock (not including accrued interest thereon.) The $2 Million Secured Note bears interest at a rate of 3% per annum and matures on December 31, 2012.

The Company evaluated the conversion feature of the $2 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 11, 2011, the date of issuance of the $2 million Secured Note, the fair market value of each of the Company’s shares was $1.20. The Company has determined that the maximum allocation to the conversion feature should be $1,616,667 and will reduce the face amount of the convertible debt carried on its balance sheet. This discount will be amortized over 22 months and will serve to increase the interest expense of the Secured Note during its term.

In connection with the Facility, on December 2, 2009, the Security Agreement securing the Company’s obligations under the Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”). Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of its personal property and assets, including its intellectual property to collateralize all amounts due to it under the Secured Note and the Facility.

10.	STOCKHOLDERS EQUITY

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one (1) share of Common Stock for each five (5) shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted,

On December 8, 2010, the Company authorized one (1) million shares of a “blank check” class of preferred stock.

The data presented for stockholders' equity for the period of September 2003 to May 31, 2008 is unaudited.

On September 18, 2003, the Company raised $12,657,599 through the sale of 1,489,129 shares of Common Stock at $8.50 per share, with warrants to purchase an additional 632,879 shares of Common Stock, at an exercise price of $12.00 per share. These warrants expired on September 19, 2008. Net of transaction costs of $1,301,536, the Company’s proceeds were $11,356,063.

On May 25, 2005, the Company raised $5,057,885 through the sale of 518,758 shares of Common Stock at $9.75 per share, with warrants to purchase an additional 184,024 shares of Common Stock, at an exercise price of $11.25 per share. All of these warrants expired on May 25, 2010.  Net of transaction costs of $206,717, the Company’s proceeds were $4,851,168.

On December 30, 2005, the Company raised $5,839,059 through the sale of 519,026 shares of Common Stock at $11.25 per share, with warrants to purchase an additional 129,757 shares of Common Stock, at an exercise price of $14.95 per share. The Company also issued warrants to purchase 45,415 shares of Common Stock, at an exercise price of $14.95 per share, to the placement agent.  All of these warrants expired on December 30, 2010.  Net of transaction costs of approximately $328,118, the Company’s proceeds were $5,510,941.

In the fourth fiscal quarter of 2006, existing investors exercised 70,320 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, the Company raised $14,217,660, net of transaction costs of $959,874, through the sale of 1,214,203 shares of Common Stock at $12.50 per share, with warrants to purchase an additional 303,551 shares of Common Stock, at an exercise price of $19.25 per share. The Company also issued warrants to purchase 106,243 shares of Common Stock, at an exercise price of $19.25 per share, to the placement agent.  All of these warrants expired on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 26,700 warrants and 1,200 options which resulted in $315,574 in cash proceeds.

On November 11, 2009 (the “Effective Date”), the Company consummated a financing transaction in which it raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement dated that date (the “Purchase Agreement”) with Niobe Ventures, LLC (“Niobe”), a Delaware limited liability company (the “Financing”). Pursuant to the Purchase Agreement, the Company issued to the Investor (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2,000,000 in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1,000,000 and convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”).

On December 2, 2009, the Company entered into the Facility with Niobe, which will provide up to $2.0 million of additional capital in the form of secured loans from Niobe to the Company at any time prior to June 30, 2012 subject to its achievement of certain predetermined benchmarks. On February 11, 2011, Niobe, pursuant to the Facility, advanced the Company $2 million. On the same date, Niobe converted the $1 million Secured Note and $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

In December 2006, the FASB issued accounting guidance "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with the accounting guidance, "Accounting for Contingencies." For the Company’s private placement transactions in September 2003, May 2005, December 2005 and July 2006, the Company granted registration rights which included payment arrangements of liquidated damages under certain circumstances, as noted in each respective registration rights agreement, including in the event an effective registration statement registering the resale of shares of Common Stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts or all commercially reasonable efforts to maintain effective registration statements.  The Company completed its evaluation, and believes that an obligation to transfer consideration under its registration payment arrangement for all registrations since inception was not required.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.