Form 10-Q
period 2011-08-31
PROTALEX INC
filed 2011-09-28
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of September 28, 2011: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended August 31, 2011

      TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at August 31, 2011 (Unaudited) and May 31, 2011	3
	Statements of Operations for the three months ended August 31, 2011 and 2010, and the period from September 17, 1999 (inception) to August 31, 2011 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through August 31, 2011 (Unaudited)	5
	Statements of Cash Flows for the three months ended August 31, 2011 and 2010, and the period from September 17, 1999 (inception) to August 31, 2011 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	26
	SIGNATURES	27

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS
	August 31,	May 31,
	2011	2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$972,113	$1,542,025
Prepaid expenses	16,347	38,441
Total current assets	988,460	1,580,466

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $11,283 and $11,028 as of August 31, 2011 and May 31, 2011, respectively	8,252	8,507

Total other assets	8,252	8,507

Total Assets	$996,712	$1,588,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Accrued expenses	183,201	253,311

Total current liabilities	366,062	436,172

LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	895,033	660,975
Total liabilities	1,261,095	1,097,147

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 shares authorized; 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	51,577,731	51,501,872
Deficit accumulated during the development stage	(51,842,303)	(51,010,235)
Total stockholders’ equity (deficit)	(264,383)	491,826
Total liabilities and stockholders’ equity (deficit)	$996,712	$1,588,973

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	From Inception (September 17, 1999) Through August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	354,092	330,770	30,996,184
Administrative (including depreciation and amortization)	178,589	113,164	17,356,005
Professional fees	65,836	68,631	4,386,991
Depreciation and amortization	255	255	181,181
Operating loss	(598,772)	(512,820)	(52,920,361)

Other income (expense)
Interest income	762	2,154	2,207,045
Interest expense	(234,058)	(51,311)	(1,128,987)
Net loss	$(832,068)	$(561,977)	$(51,842,303)
Weighted average number of common shares outstanding	18,926,615	14,415,745
Loss per common share – basic and diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (September 17, 1999) through August 31, 2011
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
From Inception (September 17, 1999) through August 31, 2011
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
From Inception (September 17, 1999) through August 31, 2011
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

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)
From Inception (September 17, 1999) through August 31, 2011

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	-	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	-	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	—	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	—	—	124,722	—	—	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	—	—	1,616,667	—	—	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	—	—	1,037,500
Net loss for the year ended May31, 2011	—	—	—	—	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	—	(51,010,235)	491,826
June 1, 2011 – August 31, 2011 – shared-based expense to employees	—	—	75,859	—	—	75,859
Net loss for the three months ended August 31, 2011	—	—	—	—	(832,068)	(832,068)
Balance, August 31, 2011 (Unaudited)	18,926,615	$189	$51,577,731	$—	$(51,842,303)	$(264,383)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months	Three Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	August 31,	August 31,	August 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(832,068)	$(561,977)	$(51,842,303)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	—	(81,544)
Depreciation and amortization	255	255	1,035,834
Equity based expense	309,917	51,311	7,167,769
(Increase)/decrease in:
Prepaid expenses and deposits	22,094	22,490	(24,337)
Increase/(decrease) in:
Accounts payable and accrued expenses	(70,110)	64,849	366,060
Payroll and related liabilities	—	(100,001)	—
Net cash and cash equivalents used in operating activities	(569,912)	(523,073)	(43,378,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	229,135
Net cash and cash equivalents used in investing activities	—	—	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	3,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	—	—	45,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(569,912)	(523,073)	972,113
Cash and cash equivalents, beginning of period	1,542,025	2,350,084	—
Cash and cash equivalents, ending of period	$972,113	$1,827,011	$972,113

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$—	$—	$1,037,500

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2011

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation, (“we,” “us,” “our,” the “Company” or “its”) is a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases.  Our lead product, PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria.  The Company does not anticipate generating operating revenue for the foreseeable future.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study which is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, will enroll up to 40 patients in four cohorts and is expected to be completed in the fourth calendar quarter of 2011.  In June 2011 our first patients were enrolled in the fourth cohort of the RA Study and the dose administered was increased by a factor of 0.67 times from the third cohort.  We currently have no products on the market.

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

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (the “Financing”).  Pursuant to the Purchase Agreement, we issued to Niobe Ventures, LLC (the “Investor” or “Niobe”), (i) 8,695,652 restricted shares of our Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”).  On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

For the purpose of providing the Company with additional working capital, on February 11, 2011, pursuant to a Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”).  The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2011

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (continued):

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

Since inception, the Company has incurred an accumulated deficit of $51,842,303  through August 31, 2011. For the years ended May 31, 2011 and 2010, the Company had net losses of $3,357,882 and $3,067,842, respectively and for the three months ended August 31, 2011, the Company had a net loss of $832,068 .  The Company has used $2,808,059 and $3,318,333 of cash in operating activities for the years ended May 31 2010 and 2010, respectively and $569,912 during the three months ended August 31, 2011.  As of August 31, 2011, the Company had cash and cash equivalents of $972,113 and net working capital of $622,398.  The Company has incurred negative cash flow from operating activities since its inception.   The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations.  However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2012 and that it will need to raise additional capital in the future to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2011

NOTE 3. GOING CONCERN (Continued):

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities or loans from majority stockholders. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2011. This quarterly report should be read in conjunction with our annual report.

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2011 the Company had potentially dilutive securities consisting of 1,538,927 stock options.  As of August 31, 2010, the Company had potentially dilutive securities consisting of warrants and stock options totaling 2,264,706 comprised of 785,779 warrants and 1,478,927 stock options.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2011

NOTE  5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method,  $75,859 and $0 compensation cost is included in operating expenses for the three months ended August 31, 2011 and 2010 , respectively.   These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2010 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

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

As of August 31, 2011, there were 1,538,927 stock options outstanding.  At August 31, 2011, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $404,584  (net of estimated forfeitures) will be recognized ratably through December 31, 2012.  The remaining amount of options will be valued once they vest upon the future events.  During the three months ended August 31, 2011, the Company has not granted any stock options and no options were forfeited or expired.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2011

NOTE  5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:
	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	From Inception Through August 31, 2011

Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	5.0-9.0	5.0-9.0	3-9
Weighted Average Fair Value	$1.10	$.45	$5.20

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements.  As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 7. RELATED PARTIES

Niobe, our majority stockholder and the holder of our $2 Million Secured Note, is controlled by Arnold P. Kling, our president and director.

During the year ended May 31, 2010, the Company issued an aggregate of 950,543 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director.  No options were issued to any related party during the three months ended August 31, 2011.

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

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY

On the Effective Date, the Company issued the $1 Million Secured Note to Niobe, its majority stockholder which is controlled by Arnold P. Kling, our president and director.  The $1 Million Secured Note bore interest at a rate of 3% per annum and had a scheduled  maturity on November 13, 2012.  Our obligations under the $1 Million Secured Note were secured by a Security Agreement dated the Effective Date (the “Security Agreement”) which granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2011

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY (continued):

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

The Company evaluated the conversion feature of the $2 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature.  On February 11, 2011, the date of issuance of the $2 million Secured Note, the fair market value of the Company’s Common Stock was $1.20 per share.  The Company determined the allocation to the conversion feature to be $1,616,667 which reduced the face amount of the convertible debt carried on our balance sheet.  This discount will be amortized over 22 months and will serve to increase the interest expense of the $2 Million Secured Note during its term.

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

The $1 Million Secured Note bore  interest at a rate of 3% per annum and had a scheduled  maturity date of November 13, 2012.  In order to secure our obligations under the $1 Million Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.  The $1 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $1 Million Secured Note will automatically be converted if (i) we raise in excess of $7.5 million of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the $1 Million Secured Note (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $1 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the $1 Million Secured Note).

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $354,092 and $330,770 for the three months ended August 31, 2011 and 2010, respectively.  The increase in R&D Expenses for the three month period ended August 31, 2011 was primarily the result of activities associated with the aforementioned clinical trial in South Africa.

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

Administrative Expenses - Administrative expenses were $178,589  and $113,164, for the three months ended August 31, 2011 and 2010, respectively.  The increase  in Administrative expenses for the three month period ended August 31, 2011 compared to the same prior year period was due to  increased employee stock compensation.

Professional Fees - Professional expenses were $65,836 and $ $68,631 for the three months ended August 31, 2011 and 2010, respectively. The decrease for the three month period ended August 31, 2011 was primarily due to a decrease in consulting expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2011 was $51,842,303  and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

As of the date of this Report, all of our previously outstanding warrants have expired.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2011 and 2010 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2011, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
**
Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2011	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: September 28, 2011
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)