Form 10-Q
period 2011-11-30
PROTALEX INC
filed 2012-01-12
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28385

Protalex, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2003490
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 12, 2012: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended November 30, 2011

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at November 30, 2011 (Unaudited) and May 31, 2011	3
	Statements of Operations for the three and six months ended November 30, 2011 and 2010, and the period from September 17, 1999 (inception) to November 30, 2011 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through November 30, 2011 (Unaudited)	5
	Statements of Cash Flows for the six months ended November 30, 2011 and 2010, and the period from September 17, 1999 (inception) to November 30, 2011 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	27
	SIGNATURES	28

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30,	May 31,
	2011	2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$542,437	$1,542,025
Prepaid expenses	79,373	38,441
Total current assets	621,810	1,580,466

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $11,283 and $11,028 as of November 30, 2011 and May 31, 2011, respectively	7,997	8,507

Total other assets	7,997	8,507

Total Assets	$629,807	$1,588,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Accrued expenses	448,630	253,311

Total current liabilities	631,491	436,172

LONG TERM LIABILITIES:
Senior Secured Convertible Note – net of debt discount - related party	1,128,925	660,975
Total liabilities	1,760,416	1,097,147

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	52,013,284	51,501,872
Deficit accumulated during the development stage	(53,144,082)	(51,010,235)
Total stockholders’ equity (deficit)	(1,130,609)	491,826
Total liabilities and stockholders’ equity (deficit)	$629,807	$1,588,973

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and six month periods ended November 30, 2011 and 2010 and
From Inception (September 17, 1999) through November 30, 2011
(Unaudited)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	From Inception (September 17, 1999) Through November 30, 2011
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	448,638	557,511	802,732	888,282	31,444,824
Administrative (including depreciation and amortization)	530,587	98,771	709,176	211,934	17,886,592
Professional fees	88,748	144,602	154,582	213,233	4,475,737
Depreciation and amortization	255	255	510	510	181,436
Operating loss	(1,068,228)	(801,139)	(1,667,000)	(1,313,959)	(53,988,589)

Other income (expense)
Interest income	341	946	1,103	3,100	2,207,386
Interest expense	(233,892)	(51,061)	(467,950)	(102,372)	(1,362,879)
Net loss	$(1,301,779)	$(851,254)	$(2,133,847)	$(1,413,231)	$(53,144,082)
Weighted average number of common shares outstanding	18,926,615	14,415,745	18,926,615	14,415,745
Loss per common share – basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (September 17, 1999) through November 30, 2011
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
From Inception (September 17, 1999) through November 30, 2011
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
From Inception (September 17, 1999) through November 30, 2011
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

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)
From Inception (September 17, 1999) through November 30, 2011

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	-	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	-	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	—	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	—	—	124,722	—	—	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	—	—	1,616,667	—	—	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	—	—	1,037,500
Net loss for the year ended May31, 2011	—	—	—	—	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	—	(51,010,235)	491,826
June 1, 2011 – November 30, 2011 – shared-based expense to employees	—	—	511,412	—	—	511,412
Net loss for the six months ended November 30, 2011	—	—	—	—	(2,133,847)	(2,133,847)
Balance, November 30, 2011 (Unaudited)	18,926,615	$189	$52,013,284	$—	$(53,144,082)	$(1,130,609)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	November 30,	November 30,	November 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133,847)	$(1,413,231)	$(53,144,082)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	—	(81,544)
Depreciation and amortization	510	510	1,036,089
Equity based expense	979,363	102,374	7,837,215
(Increase)/decrease in:
Prepaid expenses and deposits	(40,932)	(32,243)	(87,363)
Increase/(decrease) in:
Accounts payable and accrued expenses	195,318	(58,724)	631,488
Payroll and related liabilities	—	(156,994)	—
Net cash and cash equivalents used in operating activities	(999,588)	(1,558,308)	(43,808,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	229,135
Net cash and cash equivalents used in investing activities	—	—	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	—	—	3,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	—	—	45,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(999,588)	(1,558,308)	542,437
Cash and cash equivalents, beginning of period	1,542,025	2,350,084	—
Cash and cash equivalents, ending of period	$542,437	$791,776	$542,437

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$—	$—	$1,037,500

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2011

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies.  In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”).  The RA Study, which is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, enrolled a total of 37 patients in Part A in four dose escalating cohorts with dosing completed in December 2011.  Patients in the fourth cohort were administered a dose that was increased by a factor of 0.67 times from the third cohort.  We currently have no products on the market.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2011

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

Since inception, the Company has incurred an accumulated deficit of $53,144,082 through November 30, 2011. For the years ended May 31, 2011 and 2010, the Company had net losses of $3,357,882 and $3,067,842, respectively and for the six months ended November 30, 2011, the Company had a net loss of $2,133,847.  The Company has used $2,808,059 and $3,318,333 of cash in operating activities for the years ended May 31 2010 and 2010, respectively and $999,588 during the six months ended November 30, 2011.  As of November 30, 2011, the Company had cash and cash equivalents of $542,437 and a net working capital deficit of $9,681.  The Company has incurred negative cash flow from operating activities since its inception.   The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2011

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2011 the Company had potentially dilutive securities consisting of 2,288,927 stock options.  As of November 30, 2010, the Company had potentially dilutive securities consisting of warrants and stock options totaling 2,080,682 comprised of 601,755 warrants and 1,478,927 stock options.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2011

NOTE  5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method, $75,859 and $0 compensation cost is included in operating expenses for the three months ended November 30, 2011 and 2010 , respectively.   These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of May 31, 2010 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

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

As of November 30, 2011, there were 2,288,927 stock options outstanding.  At November 30, 2011, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $633,081 (net of estimated forfeitures) will be recognized ratably through December 31, 2012.  The remaining amount of options will be valued once they vest upon the future events.  During the six months ended November 30, 2011, the Company granted 750,000 stock options and no options were forfeited or expired.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2011

NOTE  5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	From Inception Through November 30, 2011
Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	5.0-10.0	5.0-9.0	3-10
Weighted Average Fair Value	$1.32	$.45	$2.48

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

During the year ended May 31, 2010, the Company issued an aggregate of 950,543 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director.  During the six months ended November 30, 2011, the Company issued an aggregate of 450,000 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director

The Company’s principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, the Company’s chief financial officer.  The Company occupies its principal offices on a month to month basis.  On March 1, 2010, it began paying a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to its principal offices.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2011

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies in the United States.  A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (“RA”) is underway in South Africa (the “RA Study”).  In December 2011, the 7th and last patient in cohort four of Part A was enrolled for a total of 37 patients enrolled in four dose escalating cohorts.  Patients in the fourth cohort were administered a dose increased by a factor of 0.67 times from the third cohort.  We currently have no products on the market.

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

In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial.  In July and August 2007 a second Phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well tolerated.  In August 2010, Part A of the RA Study commenced enrolling patients in four dose escalating cohorts with dosing completed in December 2011.

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

In August 2010, we commenced Part A of the RA Study on adult patients with active RA in South Africa and dosed our first patient enrolled in the study.  We contracted with a leading global biopharmaceutical services organization to manage and monitor this Phase 1b clinical trial.  This first sequential dose escalation study in RA dosed a total of 37 patients in four dose escalating cohorts with dosing completed in December 2011.  The trial protocol was reviewed and approved by the Medicines Control Council, the regulatory agency in South Africa.  This study is not being performed under the US IND, but the clinical study report will be submitted to the IND.  This is a sequential dose escalation study of the safety, pharmacokinetics, and efficacy of PRTX-100 in patients with active RA.  This data could in the future support a US IND study of PRTX-100 in RA patients.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $448,638 and $557,511 for the three months ended November 30, 2011 and 2010, respectively and $802,732 and $888,282 for the six months ended November 30, 2011 and 2010, respectively.  The decrease in R&D Expenses for the three and six month periods ended November 30, 2011 was primarily the result of a decline in the activities associated with the aforementioned clinical trial in South Africa.

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

Administrative Expenses - Administrative expenses were $530,587 and $98,771, for the three months ended November 30, 2011 and 2010, respectively, and $709,176 and $211,934, for the six months ended November 30, 2011 and 2010, respectively.  The increase in Administrative expenses for both the three and six month periods ended November 30, 2011 compared to the same prior year periods was due to increased employee stock compensation.

Professional Fees - Professional expenses were $88,748 and $144,602 for the three months ended November 30, 2011 and 2010, respectively and $154,582 and $213,233 for the six months ended November 30, 2011 and 2010, respectively. The decrease for the three and six month periods ended November 30, 2011 was primarily due to a decrease in consulting expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2011 was $53,144,082 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2011 and 2010 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2011, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION
ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	President’s Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	President’s Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer’s Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herewith
**
Filedwith this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2012	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 12, 2012
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)