Form 10-Q
period 2012-02-29
PROTALEX INC
filed 2012-04-05
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 5, 2012: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 29, 2012

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at February 29, 2012 (Unaudited) and May 31, 2011	3
	Statements of Operations for the three and nine months ended February 29, 2012 and February 28, 2011, and the period from September 17, 1999 (inception) to February 29, 2012 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through February 29, 2012 (Unaudited)	5
	Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011, and the period from September 17, 1999 (inception) to February 29, 2012 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	27
	SIGNATURES	28

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 29,	May 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$872,600	$1,542,025
Prepaid expenses	63,688	38,441
Total current assets	936,288	1,580,466

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $11,783 and $11,028 as
of February 29, 2012 and May 31, 2011, respectively	7,742	8,507

Total other assets	7,742	8,507

Total Assets	$944,030	$1,588,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Accrued expenses	445,617	253,311
Current portion of long term debt – net of debt discount - related party	1,360,440	-

Total current liabilities	1,988,918	436,172

LONG TERM LIABILITIES:
Senior Secured Note	1,000,000	-
Senior Secured Convertible Note – net of debt discount - related party	-	660,975

Total long-term liabilities	1,000,000	660,975

Total liabilities	2,988,918	1,097,147

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 shares authorized; 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	52,172,150	51,501,872
Deficit accumulated during the development stage	(54,217,227)	(51,010,235)

Total stockholders’ equity (deficit)	(2,044,888)	491,826

Total liabilities and stockholders’ equity (deficit)	$944,030	$1,588,973

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine month periods ended February 29, 2012 and February 28, 2011 and

From Inception (September 17, 1999) through February 29, 2012

(Unaudited)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011	From Inception (September 17, 1999) Through February 29, 2012
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development (including depreciation and amortization)	514,025	285,286	1,316,755	1,173,567	31,958,849
Administrative (including depreciation and amortization)	281,133	237,389	990,309	449,324	18,167,725
Professional fees	46,450	113,121	201,033	326,354	4,522,187
Depreciation and amortization	255	255	765	765	181,691
Operating loss	(841,863)	(636,051)	(2,508,862)	(1,950,010)	(54,830,452)

Other income (expense)
Interest income	232	382	1,335	3,482	2,207,618
Interest expense	(231,515)	(387,648)	(699,465)	(490,020)	(1,594,393)
Net loss	$(1,073,146)	$(1,023,317)	$(3,206,992)	$(2,436,548)	$(54,217,227)
Weighted average number of common shares outstanding	18,926,615	15,277,372	18,926,615	14,697,674
Loss per common share – basic and diluted	$(0.06)	$(0.07)	$(0.17)	$(0.17)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through February 29, 2012

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

From Inception (September 17, 1999) through February 29, 2012

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

From Inception (September 17, 1999) through February 29, 2012

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

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through February 29, 2012

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	-	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	-	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	—	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	—	—	124,722	—	—	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	—	—	1,616,667	—	—	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	—	—	1,037,500
Net loss for the year ended May31, 2011	—	—	—	—	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	—	(51,010,235)	491,826
June 1, 2011 – February 29, 2012 – shared-based expense to employees	—	—	670,278	—	—	670,278
Net loss for the nine months ended February 29, 2012	—	—	—	—	(3,206,992)	(3,206,992)
Balance, February 29, 2012 (Unaudited)	18,926,615	$189	$52,172,150	$—	$(54,217,227)	$(2,044,888)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	February 29,	February 28,	February 29,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,206,992)	$(2,436,548)	$(54,217,227)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	—	—	(81,544)
Depreciation and amortization	765	765	1,036,344
Equity based expense	1,369,743	614,743	8,227,595
(Increase)/decrease in:
Prepaid expenses and deposits	(25,247)	(18,229)	(71,678)
Increase/(decrease) in:
Accounts payable and accrued expenses	192,306	(105,974)	628,476
Payroll and related liabilities	—	(156,994)	—
Net cash and cash equivalents used in operating activities	(1,669,425)	(2,102,237)	(44,478,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	—	—	(20,000)
Refund of security deposits	—	—	7,990
Acquisition of equipment	—	—	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	—	—	(250,000)
Proceeds from disposal of equipment	—	—	229,135
Net cash and cash equivalents used in investing activities	—	—	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	—	—	42,658,458
Principal payment on equipment notes payable and capital leases	—	—	(295,411)
Contribution by stockholders	—	—	183,569
Principal payment on note payable to individuals	—	—	(225,717)
Issuance of note payable to individuals	1,000,000	2,000,000	4,368,546
Acquisition of common stock	—	—	(400,000)
Net cash and cash equivalents provided by financing activities	1,000,000	2,000,000	46,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(669,425)	(102,237)	872,600
Cash and cash equivalents, beginning of period	1,542,025	2,350,084	—
Cash and cash equivalents, ending of period	$872,600	$2,247,847	$872,600

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$66,770
Taxes paid	$—	$—	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$—	$1,037,500	$1,037,500

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2012

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies. In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active rheumatoid arthritis (RA) and dosed its first patient enrolled in the study (the “RA Study”). The RA Study which is a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA, was approved to enroll up to 40 patients in four cohorts. In June 2011 our first patients were enrolled in the fourth cohort of the RA Study and the dose administered was increased by a factor of 0.67 times from the third cohort. On January 17, 2012 the Company announced that it had completed patient dosing in the 4th cohort of the study. A total of 37 patients were randomized in cohorts 1 through 4. We currently have no products on the market.

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

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction in which we raised $3,000,000 of additional working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (the “Financing”). Pursuant to the Purchase Agreement, we issued to Niobe Ventures, LLC (“Niobe”), (i) 8,695,652 restricted shares of our Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

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

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2012

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

Since inception, the Company has incurred an accumulated deficit of $54,217,227 through February 29, 2012. For the years ended May 31, 2011 and 2010, the Company had net losses of $3,357,882 and $3,067,842, respectively and for the nine months ended February 29, 2012, the Company had a net loss of $3,206,992. The Company has used $2,808,059 and $3,318,333 of cash in operating activities for the years ended May 31 2011 and 2010, respectively and $1,669,425 during the nine months ended February 29, 2012. As of February 29, 2012, the Company had cash and cash equivalents of $872,600 and negative net working capital of $1,052,630. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2012

NOTE 3. GOING CONCERN (Continued):

Other than the December 31, 2012 maturity of the $2 Million Secured Note, the Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in 2012 and that it will need to raise additional capital in the future to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 29, 2012 the Company had potentially dilutive securities consisting of 2,268,927 stock options. As of February 28, 2011, the Company had potentially dilutive securities consisting of warrants and stock options totaling 1,965,760 comprised of 426,833 warrants and 1,538,927 stock options.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2012

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, $670,278 and $124,722 compensation cost is included in operating expenses for the nine months ended February 29, 2012 and February 28, 2011, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2011 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

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

As of February 29, 2012, there were 2,268,927 stock options outstanding.  At February 29, 2012, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $474,215 (net of estimated forfeitures) will be recognized ratably through December 31, 2012.  The remaining amount of options will be valued once they vest upon the future events. During the nine months ended February 29, 2012, the Company granted 750,000 stock options and 20,000 options expired.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2012

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011	From Inception Through February 29, 2012
Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	5.0-10.0	5.0-10.0	3-10
Weighted Average Fair Value	$1.27	$1.10	$2.41

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 7. RELATED PARTIES

Niobe, the majority stockholder of the Company and the holder of the $2 Million Secured Note and 2012 $1 Million Secured Note, is controlled by Arnold P. Kling, the Company’s president and director.

During the year ended May 31, 2010, the Company issued an aggregate of 950,543 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director. During the nine months ended February 29, 2012, the Company issued an aggregate of 450,000 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director

The Company’s principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, the Company’s chief financial officer. The Company occupies its principal offices on a month to month basis. On March 1, 2010, it began paying a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to its principal offices.

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

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 29, 2012

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

NOTE 9. SENIOR SECURED NOTE - RELATED PARTY

On February 1, 2012, the Company raised $1 million of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1 million (the “2012 $1 Million Secured Note”). The 2012 $1 Million Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

The Company’s obligations under the 2012 $1 Million Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under the 2012 $1 Million Secured Note and the $2 Million Secured Note.  In addition, payment of the principal and accrued interest on the 2012 $1 Million Secured Note will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 $1 Million Secured Note.

NOTE 10. SUBSEQUENT EVENTS

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability, and pharmacokinetics (“PK”) of PRTX-100 in humans have now been characterized in three clinical studies in the United States. A proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active rheumatoid arthritis (“RA”) is now underway in South Africa and is expected to be completed in the fourth calendar quarter of 2011 (the “RA Study”). In June 2011 our first patients were enrolled in the fourth cohort of the RA Study and the dose administered was increased by a factor of 0.67 times from the third cohort. On January 17, 2012 we announced that we had completed patient dosing in the 4th cohort of the RA Study. A total of 37 patients were randomized in cohorts 1 through 4. We currently have no products on the market.

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

On February 1, 2012, the Company raised $1 million of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1 million (the “2012 $1 Million Secured Note”). The 2012 $1 Million Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

The Company’s obligations under the 2012 $1 Million Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under the 2012 $1 Million Secured Note and the $2 Million Secured Note.  In addition, payment of the principal and accrued interest on the 2012 $1 Million Secured Note will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 $1 Million Secured Note.

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

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 on adult patients with active RA in South Africa and dosed our first patient enrolled in the study. We contracted with a leading global biopharmaceutical services organization to manage and monitor this Phase 1b clinical trial. This first sequential dose escalation study in RA will enroll up to 40 patients. On January 17, 2012 the Company announced that it had completed patient dosing in the 4th cohort of the study. A total of 37 patients were randomized in cohorts 1 through 4. The trial protocol was reviewed and approved by the Medicines Control Council, the regulatory agency in South Africa. This study is not being performed under the US IND, but the clinical study report will be submitted to the IND. This is a sequential dose escalation study of the safety, pharmacokinetics, and efficacy of PRTX-100 in patients with active RA. This data could in the future support a US IND study of PRTX-100 in RA patients.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $514,025 and $285,286 for the three months ended February 29, 2012 and February 28, 2011, respectively and $1,316,755 and $1,173,567 for the nine months ended February 29, 2012 and February 28, 2011, respectively.  The increase in R&D Expenses for the three and nine month periods ended February 29, 2012 was primarily the result of an increase in the activities associated with the aforementioned clinical trial in South Africa.

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

Administrative Expenses - Administrative expenses were $281,133 and $237,389, for the three months ended February 29, 2012 and February 28, 2011, respectively, and $990,309 and $449,324, for the nine months ended February 29, 2012 and February 28, 2011, respectively.  The increase in Administrative expenses for both the three and nine month periods ended February 29, 2012 compared to the same prior year periods was due to increased employee stock compensation.

Professional Fees - Professional expenses were $46,450 and $113,121 for the three months ended February 29, 2012 and February 28, 2011, respectively and $201,033 and $326,354 for the nine months ended February 29, 2012 and February 28, 2011, respectively. The decrease for the three and nine month periods ended February 29, 2012 was primarily due to a decrease in consulting expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 29, 2012 was $54,217,227 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

On February 1, 2012, we raised $1 million of working capital pursuant to a loan from Niobe. In connection with the loan, we issued to Niobe a secured promissory note in the principal amount of $1 million (the “2012 $1 Million Secured Note”). The 2012 $1 Million Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 29, 2012 and February 28, 2011 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 29, 2012, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	$1 Million Secured Promissory Note dated February 1, 2012.(1)
10.1	Final Form of Second Amended and Restated Security Agreement dated as of February 1, 2012, between the Company and Niobe Ventures, LLC.(1)
31.1	President’s Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	President’s Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer’s Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herewith
**	Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Filed on February 2, 2012, as an exhibit to the Company’s Current Report on Form 8-K, and incorporate herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2012	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 5, 2012
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

