Form 10-K
period 2012-05-31
PROTALEX INC
filed 2012-08-29
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

Commission file number: 000-28385

PROTALEX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-20033490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

133 Summit Ave – Suite 22

Summit, New Jersey 07901

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (215) 862-9720

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.00001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” ”accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $6,400,000 as of November 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 24, 2012 was 18,926,615.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2012

TABLE OF CONTENTS

PART I

i

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval, if any, for our products; candidates;

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us;

•	anticipated clinical trial results and regulatory submission dates for our product candidates;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	estimates of the market opportunity and the commercialization plans for our product candidates;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs designed to treat autoimmune and inflammatory diseases including, but not to limited to, rheumatoid arthritis (RA). Our lead product, PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. We do not anticipate generating operating revenue for the foreseeable future. We currently do not have any products that are marketed.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 μg/kg to 1.50 μg/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 mg/kg and 1.50 mg/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability, and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations, consultants and facilities.

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

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock (approximately 41% of our then outstanding stock options).

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of our Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of our Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

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

On February 1, 2012, we raised $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on February 1, 2014 (the “February 2012 Secured Note”).

On June 5, 2012, we raised an additional $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”). Collectively, the February 2012 Secured Note and the June 2012 Secured Note are hereinafter referred to as the “2012 Notes.”

In addition, payment of the principal and accrued interest on the 2012 Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 Notes.

Our obligations under the $2 Million Secured Note and the 2012 Notes are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

All of the securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(6) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

About PRTX-100

PRTX-100 is a highly-purified form of the Staphylococcal bacterial protein known as Protein A. PRTX-100 has the ability, at very low concentrations, to bind to and to regulate activation of human B-lymphocytes and macrophages which are the key cells mediating inflammation in certain autoimmune diseases. Laboratory studies indicate that the mechanism involves interaction with specific intracellular signaling pathways. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The RA Study demonstrated that doses from 0.15 to 1.50 ug/kg were well tolerated in patients with active RA, and that more patients in the higher dose cohorts than the lower dose cohorts showed improvements in their CDAI scores.

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

Completed pre-clinical safety studies in animals have shown no drug-related toxicity at doses up to 5-fold the highest currently planned clinical trial dose. These studies were conducted on New Zealand white rabbits and on cynomolgus monkeys. No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with PRTX-100 compared with controls treated with vehicle. These study results were an important component of our IND application with the FDA.

Additional studies in monkeys have further characterized the pharmacokinetics, toxicity, and pharmacodynamics of PRTX-100 with up to 12 weekly doses.

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND for treating RA. We submitted the IND to the U.S. Food and Drug Administration (the “FDA”) in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced our first Phase I clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This Phase I clinical trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of PRTX-100. This study demonstrated that PRTX-100 appeared safe and well-tolerated at the doses administered. There were no deaths or serious adverse events. The PK profile was determined and found consistent with that projected from pre-clinical models.

In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report, CMC update, and a protocol for another Phase I clinical trial. In July and August 2007 a second Phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well-tolerated. In August 2009, a Phase 1b randomized, double-blind, placebo controlled, multiple dose, dose escalation and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA in South Africa was approved. The RA Study commenced in August 2010 and was completed in January 2012 as detailed below (South Africa RA Study).

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

South Africa RA Study

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 μg/kg to 1.50 μg/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels and at the higher doses, decreased RA activity as scored by the CDAI.

The primary disease activity response endpoint was the number of patients with a DAS28-CRP < 3.2 at week six. The results showed that the PRTX-100 patients as a group had more responders than placebo at all times, that responders increased over time during the 16 week study evaluation period, and that the maximum tolerated dose was not reached at the highest dose level.

Additionally, the results indicated that PRTX-100 did not decrease CRP (C-Reactive Protein) levels, even in those patients whose swollen and tender joint count and global VAS (Visual Analogue Scale) scores had decreased to low levels after treatment. Because of the influence of the CRP component on the DAS28-CRP score, a post-hoc analysis was performed examining changes in the CDAI scores in all patients to remove the influence of changes in CRP. In the placebo, 0.15 μg/kg, and 0.45 μg/kg dose groups, one out of eight patients in each group attained low disease activity (CDAI ≤ 10) on two or more consecutive visits. In the 0.90 μk/kg and 1.50 μk/kg dose groups, two of eight and two of five patients, respectively, attained this same endpoint, and maintained a CDAI < 10 until the week 16 final visit. Of the 4 apparent responders in the 1.50 μk/kg group, 2 attained a CDAI ≤ 6 (remission), one attained a CDAI ≤ 10 (low activity), and one achieved a CDAI of 10.1 at one or more visits. The mean time to peak response in this group occurred six weeks after their last dose.

As the disease activity results from the RA Study demonstrated an acceptable safety profile, we are preparing to study PRTX-100 in adult patients with active RA on methotrexate at doses of 1.50 μk/kg and higher in a new clinical trial that is expected to provide a better understanding of safety and treatment effect on RA disease activity measurements as well as help define the optimal dose (the “New Study”). It is expected that the New Study will have study centers at sites in both the United States and South Africa and will commence enrollment in the fourth quarter 2012.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In June 2012, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for the New Study as well as other future studies. The product formulations, stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the United States. These companies have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The South African RA trial used, and the New Study will use, a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

Markets

RA is our current focus as a primary indication. RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to both the Arthritis Foundation and the American College of Rheumatology websites during 2012, approximately 1.3 million people in the United States have Rheumatoid Arthritis which is approximately 1% of the nation’s adult population. There are nearly three times as many women as men with the disease. The disease occurs in all ethnic groups and in every part of the world.

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

Once further developed and approved, we believe that our products could be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed. Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a range of autoimmune diseases, including, but not limited to psoriasis, myasthenia, ITP and pemphigus.

Our long-term strategy, should PRTX-100 demonstrate safety and clinical proof of concept in RA, contemplates the pursuit of FDA approval to treat other autoimmune diseases where the drug’s ability to decrease the inflammatory response will abrogate the underlying disease processes.

Competition

We believe, based on the pre-clinical trials and the results to date of our four Phase I clinical trials, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing therapies, and may cost less to manufacture than competing biologic-based therapies. This potential advantage has not yet been, and may not ever be, validated in clinical trials. Current RA treatments are characterized by complex manufacturing methods and have resulted in an average annual retail cost of approximately $15,000 to $25,550 per patient in 2011. The cost can increase according to the size/weight of a patient and the number of doses required. The $15,000 cost per year may be for one dose when up to four doses are required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2011 annual reports, Enbrel generated revenue approximately $7 billion combined for Amgen and Pfizer, Remicade generated revenue of more than $7 billion combined for Johnson & Johnson and Merck, and Abbot earned $6.5 billion for Humira. The final two TNFa inhibitors, usually second line use, have also increased their earnings. Cimzia earned $387 million for UCB and Astellas, and Simponi earned $674 million for Johnson & Johnson and Merck. Orencia earned Bristol Myers Squibb $917 million. Rituxan earned Genentech and Roche approximately $8 billion. Kineret earned Amgen $58 million, and Actemra earned $638 million in revenue for Roche. These earnings reflect the use of these drugs for RA, other indications and off label uses.

Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with TNF inhibitors. Disseminated tuberculosis due to reactivation of latent disease was also seen commonly within clinical trials of TNF inhibitors. There is also a possibly increased risk of lymphoma in patients treated with TNF inhibitors. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel® and the other TNF inhibitors. There was also an increased risk of serious infections with rituximab therapy in clinical trials, and abatacept has also been associated with an increased risk of serious infections. Findings such as these indicate that new and safer treatments for autoimmune diseases such as RA are needed. We believe that PRTX-l00 and its other products will provide such opportunity, but there can be no assurance that such results will occur, which will be dependent upon the completion of extensive clinical trials.

As mentioned above, several companies have marketed or are developing thrombopoetin agonists for treatment of ITP. They include Amgen’s Nplate and GSK’s Promacta, both FDA approved.

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

Patents, Trademarks, and Proprietary Technology

Our success will also depend on our ability to maintain trade secrets and proprietary technology in the United States and in other countries, and to obtain and maintain patents for our bioregulatory technology. We filed an initial usage patent application with the U.S. Patent and Trademark Office or PTO, in April 2002. In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued U.S. Patent #7,211,258. In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in October 2010, the PTO issued U.S. patent #7,807,170. In September 2010 we filed a further continuation patent application with the PTO for PRTX-100 and in May 2012, the PTO issued patent #8,168,189. We have also filed for foreign protection relating to this patent in Canada, Japan and the European Union. In December 2010, we were informed that the Japan Patent Office approved our patent application and issued Japanese Letters Patent, Japanese patent #4598404. The Japanese patent has an expiration date of March 6, 2023.

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

In their report on our May 31, 2012 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We have a history of significant losses, and we may never achieve or sustain profitability.

We have been focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and if we continue to operate we expect to continue to incur operating losses for at least the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2012, our cumulative net loss was $55,454,819. Our net loss was $4,444,584 for the fiscal year ended May 31, 2012. Our continued operational losses may adversely affect the value of our Common Stock and may jeopardize our ability to continue our operations.

If we cannot raise additional capital on acceptable terms, we will be unable to complete planned clinical trials, obtain regulatory approvals, commercialize our product candidate or sustain our operations.

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities. If we are unable to raise sufficient additional funds when required, we will likely be required to suspend or cease current operations until such financing is obtained, if ever. Our future capital requirements will depend on many factors, including:

•	the progress of pre-clinical development and laboratory testing and clinical trials;
•	time and costs involved in obtaining regulatory approvals;
•	the number of indications we pursue;
•	costs in filing and prosecuting patent applications and enforcing or defending patent claims; and
•	the establishment of selected strategic alliances and activities required for product commercialization.

As of May 31, 2012, we had cash and cash equivalents of $190,395 and negative net working capital of $2,121,018 compared to cash and cash equivalents of $1,542,025 and working capital of $1,144,294 as of May 31, 2011.  We have suffered recurring losses from operations and negative cash flows.

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

In January 2012, we completed the RA Study enrolling a total of 37 patients out of a potential enrollment of 40 patients. As of the date of this Report, ITP clinical trials have been suspended due to poor enrollment, among other things, pending an evaluation of the clinical trial data and programs. If we are not able to enroll enough patients to complete the RA clinical trials, regulatory agencies may delay reviewing our applications for approval, or may reject them, based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

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

We have tried to protect our proprietary position by filing a U.S. patent application related to PRTX-100. In July 2006, the PTO issued an office action final rejection. In August 2006, we met with the patent examiner and his supervisor and as a result of that meeting, the rejection was retracted. In October 2006, the PTO notified us of the allowance of the patent and in May 2007, the PTO issued U.S. Patent #7,211,258. In November 2006, we filed a further usage patent application with the PTO for PRTX-100 and in June 2010, the PTO notified us of the allowance of patent #7,807,170, which was issued on October 5, 2010. In September 2010 we filled a further continuation patent application with the PTO for PRTX-100 and in May 2012, the PTO issued patent #8,168,189. We have also filed for foreign protection relating to this patent in Canada,, Japan and the European Union. In December 2010, we were informed that the Japan Patent Office approved our patent application and issued Japanese Letters Patent, Japanese patent #4598404. The Japanese patent has an expiration date of March 6, 2023. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

We believe Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our proposed clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot or will not produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be significantly delayed and our ability to commercialize this product could be impaired or precluded.

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

Substantially all of our competitors have substantially greater capital resources, research and development personnel, facilities and experience in conducting clinical trials and obtaining regulatory approvals than us. As well, some of our competitors have advantages over us in manufacturing and marketing pharmaceutical products. We are thus at a competitive disadvantage to those competitors who have greater capital resources and we may not be able to compete effectively.

If we are unable to hire additional qualified scientific, sales and marketing, and other personnel, we will not be able to achieve our goals.

We depend on the members of our management staff, Board, Scientific Advisory Board and numerous third-party consultants to provide the expertise needed to carry out our business objectives. The loss of any of these individuals’ services may significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations if their replacements are not promptly retained. We face intense competition for such personnel and consultants. Such replacements are predicated, among other conditions, on our ability to raise additional funding. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future, with or without adequate additional financing. We do not maintain key person life insurance on any of these individuals.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our Common Stock include:

•	announcements of the introduction of new products by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	rumors relating to us or our competitors;
•	litigation or public concern about the safety of our potential products;
•	our quarterly operating results;
•	deviations in our operating results from the estimates of securities analysts;
•	FDA or international regulatory actions;
•	depth and liquidity of the market for our Common Stock; and
•	inability to raise adequate capital.

Because of the limited trading market for our Common Stock, and because of the significant price volatility, you may not be able to sell your shares of Common Stock when you desire to do so. In the fiscal year ended May 31, 2012, our stock price ranged from a high of $1.90 to a low of $0.60 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our Common Stock may suffer greater declines due to its price volatility.

We may be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have periodically instituted securities class action litigation against us that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on QB tier of the OTC Markets Group, Inc. (“OTCQB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

Our Common Stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is quoted on the OTCQB. The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and director. We occupy our principal offices on a month to month basis. We pay a monthly fee of $500 to the LLC for the use and occupancy and administrative services related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our Common Stock is traded on the OTCQB under the symbol “PRTX”. The following table sets forth, for the periods indicated and as reported on the OTCQB, the high and low bid prices for our Common Stock, as adjusted for the one-for-five reverse stock split effected December 8, 2010. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2011*
First Quarter	$0.59	$0.185
Second Quarter	0.50	**
Third Quarter	1.70	**
Fourth Quarter	1.95	0.63

2012*
First Quarter	$1.75	$1.12
Second Quarter	2.50	0.52
Third Quarter	2.00	0.52
Fourth Quarter	1.88	0.61

*  The prices for the fiscal years ended May 31, 2011 and 2012 are actual sale prices because the bid price information was not available.

** Less than $0.01.

(b) Holders.    As of August 13, 2012, there were approximately 67 holders of record of our Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Unregistered Sale of Equity Securities

During the fiscal year ended May 31, 2012, we issued non-qualified stock options exercisable for an aggregate of 750,000 shares of our Common Stock, at a price of $1.01 per share, to five of our consultants.  All of these options expire 10 years from the date of grant.

In July 2012, we issued a non-qualified stock option exercisable for 400,000 shares of our Common Stock, at a price of $1.25 per share, to a consultant.  This option expires 5 years from the date of grant.

All of the foregoing options are subject to vesting and forfeiture and were issued in reliance upon the exemptions from the registration requirements of the Act pursuant to Sections 4(2) and 4(5) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2012 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are a development stage company which has been engaged in developing a class of biopharmaceutical drugs designed to treat autoimmune and inflammatory diseases including, but not limited to, RA. Our lead product PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. We currently do not have any products that are marketed.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 μg/kg to 1.50 μg/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 mg/kg and 1.50 mg/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability, and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies.

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

In addition, on the Effective Date, we terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among us, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock (approximately 41% of our then outstanding stock options).

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of our Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of our Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

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

On February 1, 2012, we raised $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on February 1, 2014 (the “February 2012 Secured Note”).

On June 5, 2012, we raised an additional $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”). Collectively, the February 2012 Secured Note and the June 2012 Secured Note are hereinafter referred to as the “2012 Notes.”

In addition, payment of the principal and accrued interest on the 2012 Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 Notes.

Our obligations under the $2 Million Secured Note and the 2012 Notes are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

The securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(6) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

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

Results of Operations

Fiscal year ended May 31, 2012 compared to fiscal year ended May 31, 2011

Research and Development Expenses – Research and Development expenses increased from $1,597,257 in our 2011 fiscal year to $1,900,002 in our 2012 fiscal year. The increase of $303,000, or 19%, was primarily the result of increased activity associated with our clinical study in South Africa, as disclosed above. During such period, we engaged more consultants and incurred other clinical study-related expenses as we enrolled patients and analyzed study data.

Administrative Expenses - Administrative expenses increased to $1,291,867 in our 2012 fiscal year from $594,314 in our 2011 fiscal year. The increase of almost $700,000 was all related to an increase in share-based employee expense. In FY 2011, we had $125,000 of non-cash stock compensation expense compared to $829,000 in FY 2012.

Professional Fees - Professional fees decreased from $446,073 in our 2011 fiscal year to $309,696 in FY 2012. The decrease of approximately $136,000, or 31%, was due primarily to decreases in legal expenses.

Interest Expense – Interest expense increased from $724,079 in fiscal year 2011 to $943,607 in fiscal year 2012. The increase was attributable to us having more significant amounts of debt outstanding during FY 2012 compared to FY 2011.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2012 was $55,454,819 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On November 11, 2009, we raised $3,000,000, $2,000,000 from the sale of 8,695,652 shares of our Common Stock at $.23 per share and $1,000,000 from the issuance of the $1 Million Secured Note to Niobe.

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

On February 1, 2012 and June 5, 2012, we raised an aggregate of $2 million of working capital pursuant to two loans from Niobe, each in the principal amount of $1,000,000, and issued to Niobe the 2012 Notes.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2012 and 2011 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2013 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Not applicable.

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2012, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 1, 2012:

Name	Age	Title
Arnold P. Kling	54	President and Director
Kirk M. Warshaw	54	Chief Financial Officer, Secretary and Director
John E. Doherty	58	Director

Arnold P. Kling. Mr. Kling has served as our president and director since November 2009. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Direct Markets Holdings Corp. (NASDAQ: MKTS). Mr. Kling currently also serves as a Director and President of Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer, secretary and director since November 2009. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (OTC Markets: JLIC). Mr. Warshaw is currently also the Chief Financial Officer of Mattmar Minerals, Inc. (OTCBB: MTMS) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH). Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2009, have given him the expertise needed to serve as one of our directors.

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

Edward Bernton, M.D., serves as Chairman of our SAB pursuant to a consulting agreement effective December 1, 2009, and as amended effective as of April 10, 2012, and has a background in pharmacology, clinical immunology, and experimental medicine. Dr. Bernton prior to this was Senior Director, Clinical Strategy, at Emergent Biosolutions (NYSE: EBS), a biopharmaceutical company focused on the development, manufacturing and commercialization of vaccines and therapeutic antibodies that assist the body’s immune system to prevent or treat disease. He also served as our medical director and worked as a consultant in clinical pharmacology and early-phase drug development prior to December 2009. His medical subspecialties include internal medicine, allergy/immunology, and diagnostic laboratory immunology. He served five years as Scientific Director for PAREXEL International Corporation’s (Nasdaq: PRXL) Clinical Pharmacology in North America. He has served as protocol author or investigator on over 30 Phase I clinical trials including many first-in-man studies for novel small molecules, biopharmaceutics, and vaccines. Other past experience includes, serving three years as a regulatory and product development consultant at Quintiles, a bio and pharmaceutical services provider offering clinical, commercial, consulting and capital solutions, serving three years as Chief Medical Officer or VP at various Biotech start-ups and serving 12 years in both basic and clinical research in pharmacology, immunology, infectious diseases, and vaccinology while on active duty at Walter Reed Army Institute of Research.

James W. Dowe III, serves as Vice Chairman of our SAB pursuant to a consulting agreement effective December 1, 2009, and has over thirty years of experience in the various stages of a company’s development. His corporate experience ranges from being an active investor, CEO and/or Chairman of startups to public companies. His primary focus has been in biotechnology, computer software and investment management companies. Mr. Dowe started his career at the White Sands Missile Range as a mathematician and a programmer, and later he joined the Dikewood Corporation in New Mexico as a mathematician and analyst. Subsequently, he became the Associate Director of the Computing Center at the University of New Mexico. In 1980, Mr. Dowe founded and later became the CEO and Chairman of Excalibur Technologies Corporation whose search engine is recognized for its ability to index and retrieve mixed data types including digital images, signals and multilingual text. Excalibur was merged with the Media Systems Division of the Intel Corporation to form Convera Corporation (CNVR). Mr. Dowe is the inventor of the Adaptive Pattern Recognition Process (APRP) which is the basis of Convera’s technology. Mr. Dowe was co-founder and a director of AZUR Environmental, a private company (acquired by Strategic Diagnostics Inc. (Nasdaq: SDIX)) with an expertise in providing cost-effective reliable solutions for monitoring water quality throughout the world. Mr. Dowe graduated from New Mexico State University with a Bachelor of Science degree in 1965 and served as an U.S. Naval officer during the Vietnam War.

William E. Gannon, Jr., M.D., serves as our Chief Medical Officer pursuant to a consulting agreement effective December 1, 2009. He also serves as Chief Scientific Officer & Medical Director for Capital City Technical Consulting (CCTC) in Washington, DC. In addition to receiving his medical training and clinical work at Ross University, Case Western Reserve and George Washington University, Dr. Gannon obtained an M.B.A. in 1988 and has since built a wealth of experience in the management of clinical trials including designing the trials and building operational teams to ensure their successful completion. Dr. Gannon has held positions in multinational Clinical Research Organizations, medical device, biotech and pharmaceutical firms. In his most recent position prior to CCTC, Inc., Dr, Gannon served as Vice President – Clinical & Medical Affairs in biotechnology arena. Dr. Gannon’s primary focus has been on oncology therapeutic and diagnostic applications, but possesses a board range of experience across therapeutic categories. Dr. Gannon has managed clinical trials and operations as well as the design, corporate and regulatory strategies, regulatory submissions and execution of Phase I through Phase IV clinical trials in the United States, Europe and Asia. Additionally, Dr. Gannon is involved in philanthropy in the Washington, DC area and currently serves on the Board of Directors for The Mautner Project – The National Lesbian Health organization.

Third-Party Consultants

We engage a number of third-party consultants from time-to-time that provide various services supporting its clinical development program and trials.

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

Director Independence

Our Board has determined that Mr. Doherty is “independent” in accordance with the NASDAQ’s independence standards. In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of its independent directors’ ability to continue to serve on the Board. To that end, for the fiscal year ended May 31, 2012, the Board considered all the compensation paid to Mr. Doherty, as disclosed below in “Item 11 – Executive Compensation – Compensation of Directors,” and determined that such compensation was within the limits of the independence standards set by the NASDAQ and did not impact his ability to continue to serve as an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

Our Board adopted a code of ethics that applies to its directors, officers and employees as well as those of our subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, NJ 07901.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)
Arnold P. Kling,	2012	$72,000	*	$72,000
President	2011	$72,000	*	$72,000
Kirk M. Warshaw,	2012	$72,000	$211,850	$370,830
Chief Financial Officer	2011	$72,000	$55,657	$127,657

* None.

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 8 of our financial statements, included elsewhere in this report.

Employment Contracts

There are no employment contracts between us and either Mr. Kling or Mr. Warshaw.

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

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2012:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kirk M Warshaw, Chief Financial Officer	300,217	450,326	(1)	$0.25	12/29/2019
	125,000	125,000	(2)	$1.01	11/01/2021

(1) This option, granted on December 29, 2009, vests and becomes exercisable on December 29, 2012, subject to earlier vesting and exercisability if we achieved certain performance milestones in advance of such vesting date. As of May 31, 2012, as a result of our achieving of certain performance milestones, this option was exercisable to acquire 300,217.

(2) Granted on November 1, 2011 (the “Grant Date”), this option is exercisable to acquire 50% of the underlying shares on the Grant Date and 100% of the underlying shares on the 1st anniversary of the Grant Date.

Compensation of Directors

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

John E. Doherty(3)	$24,000	$55,781	$24,000	(2)	$103,781

(1) Reflects the value of the stock option that was charged to income as reported on our financial statements and calculated using the provisions of FASB ASC 718, “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 8 of our financial statements, included elsewhere in this Report.

(2) Consulting fees paid to Mr. Doherty as a member of the SAB.

(3) At May 31, 2012, Mr. Doherty held options exercisable for an aggregate of 402,000 shares at exercise prices ranging from $0.50 to $8.50 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 15, 2012, the number of shares of our Common Stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. On December 8, 2010, we effected a reverse stock split of the outstanding shares of our Common Stock on the basis of one new share of Common Stock for each five shares of Common Stock outstanding. Accordingly, the number of shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group have been adjusted to reflect the reverse stock split. Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, New Jersey 07901.

	Shares Beneficially Owned(1)
Name and Title	Number	Percent
Arnold P. Kling, president and director (2)(6)	22,144,918	79.0%
Kirk M. Warshaw, CFO, secretary and director (3)	425,217	2.2%
John E. Doherty, director (4)	722,532	3.8%
Officers and Directors as a group (3 persons) (5)	23,292,667	81.4%
5% Beneficial Owners
Niobe Ventures LLC (6) 410 Park Avenue – Suite 1710 New York, NY 10022	22,139,536	79.0%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the securities held by that entity.
(3)	Consists of options to purchase 300,417 shares of Common Stock at an exercise price of $0.25 per share and 125,000 shares of Common Stock at an exercise price of $1.01 per share.
(4)	Includes options to purchase 80,000 shares of Common Stock at an exercise price of $0.50 per share and 100,000 shares of Common Stock at an exercise price of $1.01 per share.
(5)	Includes: (i) 9,096,377 shares of Common Stock issuable upon conversion of the $2 Million Secured Note and accrued interest thereon as of August 15, 2012 deemed to be beneficially owned by Arnold P. Kling as the manager of Niobe Ventures, LLC; and (ii) options to purchase an aggregate of 605,417 shares of Common Stock beneficially owned by Messrs. Warshaw and Doherty.
(6)	Includes 9,096,377 shares of Common Stock issuable upon conversion of the $2 Million Secured Note including accrued interest thereon as of August 15, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	288,384	$8.33	611,616

Equity compensation plans not approved by security holders – Stand Alone Option Grants	1,980,543	$0.65	Not applicable
Total	2,268,927	$1.27	611,616

During the fiscal year ended May 31, 2012, options for an aggregate of 60,000 shares of our Common Stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation to two professionals who provide us with services. These options are ten year options with exercise prices $0.50, vest on the third anniversary from the date of grant and are subject to earlier vesting upon the achievement of each of three milestones including, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described herein above, on February 1, 2012 and June 1, 2012, we raised an aggregate of $2,000,000 of working capital from two separate loans, in the principal amount of $1,000,000 each, from Niobe and issued to Niobe the 2012 Notes.

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to the Facility, we issued to Niobe the $2 Million Secured Note.

Our obligations under the $2 Million Secured Note and the 2012 Notes are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

On November 11, 2009, we raised $3,000,000 of working capital from Niobe in the Financing transaction pursuant to which we issued to Niobe: (i) 8,695,652 restricted shares of our Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate); and (ii) the $1 Million Secured Note. On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2012 and 2011 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Sherb & Co., LLP, for the fiscal years ended May 31, 2012 and 2011 are as follows:

	2012	2011
Audit fees*	$33,500	$30,500
Audit related fees	0	0
Tax fees	4,500	4,500
All other fees	0	0
Total fees	$38,000	$35,000

*Includes fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings.

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

2.	Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.
4.1	Secured Convertible Promissory Note dated November 11, 2009.	Incorporated by reference, to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
4.2	$2 Million Senior Secured Convertible Promissory Note dated February 11, 2011	Incorporated by reference, to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on April 12, 2011.
4.3	$1 Million Secured Convertible Promissory Note dated February 1, 2012.	Filed herewith.
4.4	$1 Million Secured Convertible Promissory Note dated June 5, 2012.	Filed herewith.
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003.
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.

10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference, to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.8	Note and Common Stock Purchase Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC.	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.9	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K filed on December 2, 2009.
10.10	Final Form of 3rd Amended and Restated Security Agreement dated as of June 5, 2012, between the Company and Niobe Ventures, LLC	Filed herewith.
10.11**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw.	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q filed on January 8, 2010.
10.12**	Form of Non-Qualified Stock Option Agreement with John Doherty.	Incorporate by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10Q filed on April 7, 2010.
10.13**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference, to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.14**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011.	Filed herewith.
10.15**	Form of Non-Qualified Stock Option Agreement with John Doherty, dated November 1, 2011.	Filed herewith.
10.16**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011.	Filed herewith.
23.1	Consent of Sherb & Co, LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

*Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

**This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protalex Inc.

Date: August 27, 2012	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 27, 2012

/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: August 27, 2012

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 27, 2012

/s/John E. Doherty
John E. Doherty, Director

PROTALEX, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheets at May 31, 2012 and 2011 (Audited)	F-3
Statements of Operations for the Years Ended May 31, 2012 and 2011 (Audited),
and from Inception (September 17, 1999) through May 31, 2012 (Unaudited)	F-4
Statement of Changes in Stockholders’ Equity from Inception (September 17, 1999)
through May 31, 2012 Inception to May 31, 2008 (Unaudited)	F-5
Statements of Cash Flows for the Years Ended May 31, 2012 and 2011 (Audited) and
from Inception (September 17, 1999) through May 31, 2012 (Unaudited)	F-9
NOTES TO FINANCIAL STATEMENTS	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Protalex, Inc.

(A Development Stage Company)

Summit, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. (A Development Stage Company) as of May 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity ( deficit ), and cash flows for each of the years then ended May 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years ended May 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY

August 24, 2012

PROTALEX, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,	May 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$190,395	$1,542,025
Prepaid expenses	42,679	38,441
Total current assets	233,074	1,580,466

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $12,048 and $11,028 as
of May 31, 2012 and May 31, 2011, respectively	7,487	8,507

Total other assets	7,487	8,507

Total Assets	$240,561	$1,588,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$182,861	$182,861
Accrued expenses	576,733	253,311
Current portion – long term debt	1,594,498	0

Total current liabilities	2,354,092	436,172

LONG TERM LIABILITIES:
Senior Secured Note – related party	1,000,000	0
Senior Secured Note Accrued Interest – related party	10,083	0
Senior Secured Convertible Note – net of debt discount - related party	0	660,975
Total liabilities	3,364,175	1,097,147

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 and 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	52,331,016	51,501,872
Deficit accumulated during the development stage	(55,454,819)	(51,010,235)
Total stockholders’ equity (deficit)	(3,123,614)	491,826
Total liabilities and stockholders’ equity (deficit)	$240,561	$1,588,973

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended May 31, 2012	Year Ended May 31,2011	From Inception (September 17, 1999) Through May 31, 2012
			(Unaudited)
Revenues	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	1,900,001	1,597,257	32,542,093
Administrative (including depreciation and amortization)	1,291,867	594,314	18,469,283
Professional fees	309,696	446,073	4,630,851
Depreciation and amortization	1,020	1,020	181,946
Operating loss	(3,502,584)	(2,638,664)	(55,824,173)

Other income (expense)
Interest income	1,607	4,861	2,207,890
Interest expense	(943,607)	(724,079)	(1,838,536)
Net loss	$(4,444,584)	$(3,357,882)	$(55,454,819)
Weighted average number of common shares outstanding	18,926,615	15,766,527
Loss per common share – basic and diluted	$(0.23)	$(0.22)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through May 31, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
September 17, 1999 — initial issuance of 2,000 shares for intellectual technology license at $.15 per share	2,000	$300	$0	$0	$0	$300
September 30, 1999 — cost of public shell acquisition over net assets acquired to be accounted for as a Recapitalization	0	0	0	(250,000)	0	(250,000)
October 27, 1999 — issuance of 17 shares to individual for $25,000	17	25,000	0	0	0	25,000
November 15, 1999 — reverse merger transaction with Enerdyne Corporation, net transaction amounts	1,794,493	118,547	0	(118,547)	0	0
November 18, 1999 — February 7, 2000 — issuance of 91,889 shares to various investors at $1.80 per share	91,889	165,400	0	0	0	165,400
January 1, 2000 — issuance of 20,000 shares in exchange for legal services	20,000	15,000	0	0	0	15,000
May 1 - 27, 2000 — issuance of 128,000 shares to various investors at $5.00 per share	128,000	640,000	0	0	0	640,000
May 27, 2000 — issuance of 329 shares to an individual in exchange for interest Due	329	1,644	0	0	0	1,644
Net loss for the year ended May 31, 2000	0	0	0	0	(250,689)	(250,689)
Balance, May 31, 2000	2,036,728	965,891	0	(368,547)	(250,689)	346,655
December 7, 2000 — issuance of 85,000 shares to various investors at $5.00 per share	85,000	425,000	0	0	0	425,000
May 31, 2001 — Forgiveness of debt owed to stockholder	0	0	40,000	0	0	40,000
Net loss for the year ended May 31, 2001	0	0	0	0	(553,866)	(553,866)
Balance, May 31, 2001	2,121,728	1,390,891	40,000	(368,547)	(804,555)	257,789

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through May 31, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
August 13, 2001 — Contribution by Stockholders	0	0	143,569	0	0	143,569
November 7, 2001 — issuance of 176,320 Shares at $6.25 per share	176,320	1,102,000	0	0	0	1,102,000
November 26, 2001 — options issued to board member	0	0	133,000	0	0	133,000
Net loss for the year ended May 31, 2002	0	0	0	0	(1,280,465)	(1,280,465)
Balance, May 31, 2002	2,298,048	2,492,891	316,569	(368,547)	(2,085,020)	355,893
July 5, 2002 — issuance of 168,400 shares at $7.50 per share	168,400	1,263,000	0	0	0	1,263,000
July 1, 2002 - May 1, 2003 – purchase of common stock from stockholder at $3.50 per share	(26,191)	(91,667)	0	0	0	(91,667)
January 15, 2003 - May 15, 2003 — common stock issued to Company president	8,334	82,841	0	0	0	82,841
May 14, 2003 — common stock issued to employee	1,000	11,250	0	0	0	11,250
June 1, 2002 - May 31, 2003 – compensation related to stock options issued to board members, employees and consultants	0	0	287,343	0	0	287,343
Net loss for the year ended May 31, 2003	0	0	0	0	(1,665,090)	(1,665,090)
Balance, May 31, 2003	2,449,591	3,758,315	603,912	(368,547)	(3,750,110)	243,570
June 15, 2003, common stock issued to Company president	1,667	16,418	0	0	0	16,418
June 15, 2003, purchase of common stock from stockholder	(2,419)	(8,333)	0	0	0	(8,333)
September 18, 2003 – issuance of 1,489,129 of common stock issued in private placement At $8.50 per share, net of transaction costs	1,489,129	11,356,063	0	0	0	11,356,063
September 19, 2003 – repurchase and retired 598,961 shares for $300,000	(598,961)	(300,000)	0	0	0	(300,000)
December 12, 2003 – issuance of 7,880 shares to terminated employees at $13.00 per share	7,880	102,438	0	0	0	102,438
March 1, 2004 – common stock issued to employee at $12.75 per share	10,000	127,500	0	0	0	127,500
May 31, 2004 – reclassify common stock contra to common stock	0	(368,547)	0	368,547	0	0

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through May 31, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	0	0	448,096	0	0	448,096
Net loss for the year ended May 31, 2004	0	0	0	0	(2,989,364)	(2,989,364)
Balance, May 31, 2004	3,356,887	14,683,854	1,052,008	0	(6,739,474)	8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	0	(20,000)	0	0	0	(20,000)
January 13, 2005 – common stock issued to employee at $12.75 per share	3,000	38,250	0	0	0	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	0	(14,702,070)	14,702,070	0	0	0
May 25, 2005 - issuance of 518,757 shares of common stock issued in private placement At $9.75 per share, net of transaction costs	518,757	5	4,851,188	0	0	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	0	0	308,711	0	0	308,711
Net loss for the year ended May 31, 2005	0	0	0	0	(5,567,729)	(5,567,729)
Balance, May 31, 2005	3,878,644	39	20,913,977	0	(12,307,203)	8,606,813
August 23, 2005 – common stock issued to employee	8,000	0	100,000	0	0	100,000
October 19, 2005 – common stock issued to employee	2,000	0	25,000	0	0	25,000
December 30, 2005 – issuance of 519,026 shares of common stock issued in private placement at $11.25 per share, net of transaction costs	519,026	5	5,510,962	0	0	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	70,320	1	786,537	0	0	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	0	0	404,679	0	0	404,679
Net loss for the year ended May 31, 2006	0	0	0	0	(6,104,402)	(6,104,402)
Balance, May 31, 2006	4,477,990	45	27,741,155	0	(18,411,605)	9,329,595

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through May 31, 2012

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	0	0	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	0	300,374	0	0	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	0	15,200	0	0	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	0	0	1,826,850	0	0	1,826,850
Net loss for the year ended May 31, 2007	0	0	0	0	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	0	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	0	0	1,011,025	0	0	1,011,025
Net loss for the year ended May 31, 2008	0	0	0	0	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	0	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	0	0	753,268	0	0	753,268
Net loss for the year ended May 31, 2009	0	0	0	0	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	0	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	0	0	335,741	0	0	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	0	0	521,793	0	0	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	0	0	2,000,000
Net loss for the year ended May 31, 2010	0	0	0	0	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	0	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	124,722	0	0	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	0	0	1,616,667	0	0	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	0	0	1,037,500
Net loss for the year ended May 31, 2011	0	0	0	0	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	$0	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	829,144	0	0	829,144
Net loss for the year ended May 31, 2012	0	0	0	0	(4,444,584)	(4,444,584)
	18,926,615	$189	$52,331,016	$0	$(55,454,819)	$(3,123,614)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	From Inception (September 17, 1999)
	Ended	Ended	Through
	May 31,	May 31,	May 31,
	2012	2011	2012
			( Unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,444,584)	$(3,357,882)	$(55,454,819)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	934,544	725,099	1,970,123
Equity based expense	829,144	124,722	7,686,996

(Increase)/decrease in:
Prepaid expenses and deposits	(4,239)	563	(50,669)
Increase/(decrease) in:
Accounts payable and accrued expenses	333,505	(143,567)	769,677
Payroll and related liabilities	0	(156,994)	0
Net cash and cash equivalents used in operating activities	(2,351,630)	(2,808,059)	(45,160,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents provided by (used in) investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	1,000,000	2,000,000	4,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	1,000,000	2,000,000	46,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,351,630)	(808,059)	190,395
Cash and cash equivalents, beginning	1,542,025	2,350,084	0
Cash and cash equivalents, ending	$190,395	$1,542,025	$190,395

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100

NON-CASH FINANCING ACTIVITIES: Conversion of debt to equity	$0	$1,037,500	$1,037,500

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended May 31, 2012 and 2011

1.	ORGANIZATION AND BUSINESS ACTIVITIES

The Company is a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases. Its lead product, PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. The Company does not currently have any products on the market and does not anticipate generating operating revenue for the foreseeable future.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials. In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, the Company completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 μg/kg to 1.50 μg/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 mg/kg and 1.50 mg/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability, and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies. The Company currently markets no products.

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

On November 11, 2009 (the “Effective Date”), the Company consummated a financing transaction in which it raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”) (the “Financing”). Pursuant to the Purchase Agreement, the Company issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

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

The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that the Company has sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if the Company undertakes certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of its assets, exchange or tender offer, or reclassification of its stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

On February 1, 2012, the Company raised $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on February 1, 2014 (the “February 2012 Secured Note”). Payment of the principal and accrued interest on the February 2012 Secured Note will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the February 2012 Secured Note.

The Company’s obligations under the $2 Million Secured Note and the February 2012 Secured Note are secured by a security agreement (see Note 9, below) granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property.

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

In addition, on the Effective Date, the Company terminated (i) the Investor Rights Agreement dated September 18, 2003 among the Company, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among the Company, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock, approximately 41% of the Company’s then outstanding stock options.

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

Since inception, the Company has incurred an accumulated deficit of $55,454,819 through May 31, 2012. For the years ended May 31, 2012 and 2011, the Company had net losses of $4,444,584 and $3,357,882, respectively. The Company has used $2,351,630 and $2,808,059 of cash in operating activities for the years ended May 31 2012 and 2011, respectively. As of May 31, 2012, the Company had cash and cash equivalents of $190,395 and negative net working capital of $2,121,018. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in fiscal year 2013 and that it will need to raise additional capital to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2012 and 2011, the Company had a total of 2,268,927 and 1,538,927 potentially dilutive securities comprised solely of stock options, respectively.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $829,144 and $124,722 for the years ended May 31, 2012 and 2011, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2012 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

The Board adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 288,384 have been issued and 800 were exercised. The Company has issued 1,980,543 stock options as stand-alone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board.

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

As of May 31, 2012, there were 2,268,927 stock options outstanding.  At May 31, 2012, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $315,349 (net of estimated forfeitures) will be recognized over a weighted average period of six months.  For the year ended May 31, 2012, the Company granted 750,000 stock options, with a fair value of $664,050 (net of estimated forfeitures). 20,000 options expired and none were forfeited.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May, 31, 2012	Year Ended May, 31, 2011	From Inception Through May 31, 2012
Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	7-10	5-9	3-9
Weighted Average Fair Value	$1.01	$1.10	$2.41

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020 and $12,048 for the years ended May 31, 2012, 2011 and from inception through May 31, 2012, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2012. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

The details of the reverse merger transaction are as follows:

Account Description	Protalex, Inc.	Enderdyne Corporation	Transaction Adjustments	Balance Sheet at November 16, 1999

Cash	$23,531	$0	$0	$23,531
Note receivable stockholder	0	118,547	0	118,547
License	20,300	0	0	20,300
Investment in Enerdyne	368,547	0	(368,547)	0
Other current assets	8,212	0	0	8,212
Other current liabilities	(17,555)	0	0	(17,555)
Accounts payable Alex	(40,000)	0	0	(40,000)
Note payable	(368,546)	0	0	(368,546)
Common stock	(25,300)	(833,459)	714,912	(143,847)
Additional paid in capital	0	(1,105,014)	1,105,014	0
Treasury stock	0	430,424	(430,424)	0
Accumulated deficit	30,811	1,389,502	(1,389,502)	30,811
Common stock – contra	0	0	368,547	368,547
	$0	$0	$0	$0

6.	INCOME TAXES

For the years ended May 31, 2012 and 2011, the components of income tax benefit (expense) consist of the following:

Current:	Year Ended May 31, 2012	Year Ended May 31, 2011
Federal	$0	$0
State	0	0

Deferred:
Federal	1,511,000	1,142,000
State	267,000	201,000
Tax credits	109,000	97,000
Permanent timing difference	(727,000)	(374,000)
Increase in valuation allowance	(1,160,000)	(1,066,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2012 and 2011 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2012	Year Ended May 31, 2010
Statutory federal income tax rate	(34%)	(34%)
State income taxes, net of federal income tax impact	(6%)	(6%)
Change in valuation allowance	26%	32%
Permanent timing differences	18%	11%
General business credit/other	(2%)	(3%)
	0%	0%

The components of the net deferred tax asset as of May 31, 2012 and 2011 are as follows:

Assets:	May 31, 2012	May 31, 2011
Net operating losses	$17,770,000	$16,720,000
Severance accrual	0	0
General business credit	2,106,000	1,996,000
Deferred tax assets	19,876,000	18,716,000
Liability:
Gross deferred tax asset	19,876,000	18,716,000
Less valuation allowance	(19,876,000)	(18,716,000)
Deferred tax asset, net of valuation allowance	$0	$0

The gross deferred tax assets have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $44,351,000 as of May 31, 2012 expires beginning in 2021 through 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 and 383 limitations on the amount to be utilized in a given year.

The Company adopted the provisions of the FASB issued accounting guidance, Accounting for Uncertainty in Income Taxes. Previously, the Company had accounted for tax contingencies in accordance with the FASB issued accounting guidance, Accounting for Contingencies. As required by the accounting guidance, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of May 31, 2012, the Company has no uncertain tax positions to be disclosed.

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

On February 11, 2011: (i) Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock; and (ii) for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

On February 1, 2012, the Company raised $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on February 1, 2014 (the “February 2012 Secured Note”).

Niobe, a majority stockholder of the Company and the holder of the $2 Million Secured Note and the February 2012 Secured Note, is controlled by the Company’s President and Director, Arnold P. Kling.

During the fiscal year ended May 31, 2011, the Company issued an aggregate of 950,543 options to John Doherty, one of the Company’s directors, and Kirk M Warshaw, chief financial officer and a director of the Company. The 950,542 options issued during the fiscal year ended May 31, 2011 are ten year options with exercise prices ranging from $0.25 to $0.50. These options vest in three tranches, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing deal. The 950,542 options have been valued at $493,200 for which $384,177 of compensation expense has been recorded.

During the fiscal year ended May 31, 2012, the Company issued an aggregate of 450,000 options to Mr. Doherty and Mr. Warshaw. The 450,000 options issued during the fiscal year ended May 31, 2012 have lives that range from 7.5 years to ten years with an exercise price of $1.01. These options vested 50% upon issuance and the remainder will vest on November 1, 2012. The 450,000 options have been valued at $392,730 for which $310,911 of compensation expense has been recorded.

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

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2012, options to purchase 2,268,927 shares of the Company’s Common Stock were outstanding, of which 288,384 were issued and 800 were exercised under the Company’s 2003 Stock Option Plan and the remaining 1,980,543 were issued and 400 were exercised as standalone options. As of May 31, 2012, 1,099,602 are exercisable.

The 750,000 options issued during the year ended May 31, 2012 are seven and one half year and ten year options with exercise prices of $1.01 per share. These options vested 50% upon issuance and the remainder vest on November 1, 2012. The options issued during the year ended May 31, 2012 have been valued at $664,050 for which $525,706 of compensation expense has been recorded. The balance of the option expense recorded is related to options issued in prior years.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2012 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2010	1,478,927	$2.05	4.65
Granted	60,000	$0.50	0
Exercised	0	0	0
Forfeited	0	0	0
Expired	0	0	0
Outstanding at May 31, 2011	1,538,927	$1.99	3.70
Granted	750,000	$1.01	0
Exercised	0	0	0
Forfeited	0	---	0
Expired	(20,000)	$6.25	0
Outstanding at May 31, 2012	2,268,927	$1.27	7.65
Exercisable at May 31, 2012	1, 099,601	$2.41	0

The outstanding and exercisable stock options as of May 31, 2012 and 2011 had an intrinsic value of $692,902 and $598,236, respectively.

The 750,000 options issued during the year were issued at an exercise price that was equal to the market price.

The following summarizes certain information regarding stock options at May 31, 2012:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 5.00	1,980,543	$0.65	8.6	811,217	$0.67	9.0
$5.01 – 10.00	251,384	$7.52	1.0	251,384	$7.52	1.0
$10.01 – 15.00	37,000	$13.86	4.0	37,000	$13.86	4.0
	2,268,927	$1.27	7.65	1,099,601	$2.41	7.60

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

The Company evaluated the conversion feature of the $2 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 11, 2011, the date of issuance of the $2 million Secured Note, the fair market value of each of the Company’s shares was $1.20. The Company determined that the maximum allocation to the conversion feature should be $1,616,667 and reduced the face amount of the convertible debt carried on its balance sheet. This discount is being amortized over 22 months and serves to increase the interest expense of the Secured Note during its term. As of May 31, 2012, $485,001 of the original discount remained resulting in the net amount of the debt being $1,514,999 as of May 31, 2012.

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

On February 1, 2012 and June 5, 2012, the Amended Security Agreement was amended in connection with the Company’s issuance of the February 2012 Secured Note (as described in Note 10, below) and the June 2012 Secured Note (as described in Note 12, below).

10.	SENIOR SECURED NOTE – RELATED PARTY

On February 1, 2012, the Company raised $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on February 1, 2014 (the “February 2012 Secured Note”).

In addition, payment of the principal and accrued interest on the February 2012 Secured Note will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the February 2012 Secured Note.

The Company’s obligations under the $2 Million Secured Note and the February 2012 Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property.

11.	STOCKHOLDERS EQUITY

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

12.	SUBSEQUENT EVENTS

On June 5, 2012, the Company raised an additional $1 million of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1 million, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”). In addition, payment of the principal and accrued interest on the June 2012 Secured Note will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the June 2012 Secured Note.

The Company’s obligations under the $2 Million Secured Note and the 2012 Notes are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

…

