Form 10-Q
period 2012-08-31
PROTALEX INC
filed 2012-10-12
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 2, 2012: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended August 31, 2012

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at August 31, 2012 (Unaudited) and May 31, 2012	3
	Statements of Operations for the three months ended August 31, 2012 and 2011, and the period from September 17, 1999 (inception) to August 31, 2012 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through August 31, 2012 (Unaudited)	5
	Statements of Cash Flows for the three months ended August 31, 2012 and 2011, and the period from September 17, 1999 (inception) to August 31, 2012 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	27
	SIGNATURES	28

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

(A Development Stage Company)

BALANCE SHEETS

	August 31,	May 31,
	2012	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$57,765	$190,395
Prepaid expenses	18,643	42,679
Total current assets	76,408	233,074

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $12,303 and $12,048 as
of August 31, 2012 and May 31, 2012, respectively	7,232	7,487

Total other assets	7,232	7,487

Total Assets	$83,640	$240,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$390,906	$182,861
Accrued expenses	131,767	576,733
Current portion – long term debt	1,828,556	1,594,498

Total current liabilities	2,351,229	2,354,092

LONG TERM LIABILITIES:
Senior Secured Note – related party	2,000,000	1,000,000
Senior Secured Note Accrued Interest – related party	25,000	10,083
Total liabilities	4,376,229	3,364,175

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 and 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	52,527,013	52,331,016
Deficit accumulated during the development stage	(56,819,791)	(55,454,819)
Total stockholders’ deficit	(4,292,589)	(3,123,614)
Total liabilities and stockholders’ deficit	$83,640	$240,561

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	From Inception (September 17, 1999) Through August 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	675,028	354,092	33,217,122
Administrative (including depreciation and amortization)	314,127	178,589	18,783,410
Professional fees	126,611	65,836	4,757,462
Depreciation and amortization	255	255	182,201
Operating loss	(1,116,021)	(598,772)	(56,940,195)

Other income (expense)
Interest income	24	762	2,207,915
Interest expense	(248,975)	(234,058)	(2,087,511)
Net loss	$(1,364,972)	$(832,068)	$(56,819,791)
Weighted average number of common shares outstanding	18,926,615	18,926,615
Loss per common share – basic and diluted	$(0.07)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through August 31, 2012

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

From Inception (September 17, 1999) through August 31, 2012

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

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through August 31, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2003 – May 31, 2004 – compensation related to stock options issued to board members, employees and consultants	—	—	448,096	—	—	448,096
Net loss for the year ended May 31, 2004	—	—	—	—	(2,989,364)	(2,989,364)
Balance, May 31, 2004	3,356,887	14,683,854	1,052,008	—	(6,739,474)	8,996,388
November 30, 2004 – adjust March 1, 2004 common stock issued to employee	—	(20,000)		—	—	(20,000)
January 13, 2005 – common stock issued to employee at $12.75 per share	3,000	38,250	—	—	—	38,250
February 28, 2005 – Reclass Par Value for Reincorporation into DE as of 12/1/04	—	(14,702,070)	14,702,070	—	—	--
May 25, 2005 - issuance of 518,757 shares of common stock issued in private placement At $9.75 per share, net of transaction costs	518,757	5	4,851,188	—	—	4,851,193
June 1, 2004 – May 31, 2005 – compensation related to stock options issued to board members, employees and consultants	—	—	308,711	—	—	308,711
Net loss for the year ended May 31, 2005	—	—	—	—	(5,567,729)	(5,567,729)
Balance, May 31, 2005	3,878,644	39	20,913,977	—	(12,307,203)	8,606,813
August 23, 2005 – common stock issued to employee	8,000	—	100,000	—	—	100,000
October 19, 2005 – common stock issued to employee	2,000	—	25,000	—	—	25,000
December 30, 2005 – issuance of 519,026 shares of common stock issued in private placement at $11.25 per share, net of transaction costs	519,026	5	5,510,962	—	—	5,510,967
June 1, 2005 – May 31, 2006 – warrants exercised	70,320	1	786,537	—	—	786,538
June 1, 2005– May 31, 2006 – compensation related to stock options issued to board members, employees and consultants	—	—	404,679	—	—	404,679
Net loss for the year ended May 31, 2006	—	—	—	—	(6,104,402)	(6,104,402)
Balance, May 31, 2006	4,477,990	45	27,741,155	—	(18,411,605)	9,329,595

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through August 31, 2012

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	—	—	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	—	300,374	—	—	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	—	15,200	—	—	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	—	—	1,826,850	—	—	1,826,850
Net loss for the year ended May 31, 2007	—	—	—	—	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	—	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	—	—	1,011,025	—	—	1,011,025
Net loss for the year ended May 31, 2008	—	—	—	—	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	—	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	—	—	753,268	—	—	753,268
Net loss for the year ended May 31, 2009	—	—	—	—	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	—	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	—	—	335,741	—	—	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	—	—	521,793	—	—	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	—	—	2,000,000
Net loss for the year ended May 31, 2010	—	—	—	—	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	—	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	—	—	124,722	—	—	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	—	—	1,616,667	—	—	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	—	—	1,037,500
Net loss for the year ended May31, 2011	—	—	—	—	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	$—	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	—	—	829,144	—	—	829,144
Net loss for the year ended May 31, 2012	—	—	—	—	(4,444,584)	(4,444,584)
Balance, May 31, 2012	18,926,615	189	52,331,016	—	(55,454,819)	(3,123,614)
June 1, 2012 – August 31, 2012 – shared-based expense to employees and debt holders	—	—	195,997	—	—	195,997
Net loss for the period ended August 31, 2012	—	—	—	—	(1,364,972)	(1,364,972)
Balance, August 31, 2012 (unaudited)	18,926,615	$189	$52,527,013	$—	$(56,819,791)	$(4,292,589)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months	Three Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	August 31,	August 31,	August 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,364,972)	$(832,068)	$(56,819,791)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	234,313	218,980	2,204,443
Equity based expense	195,997	75,859	7,882,993
(Increase)/decrease in:
Prepaid expenses and deposits	24,036	22,094	(26,633)
Increase/(decrease) in:
Accounts payable and accrued expenses	(222,004)	(54,777)	547,673
Net cash and cash equivalents used in operating activities	(1,132,630)	(569,912)	(46,292,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	1,000,000	0	5,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	1,000,000	0	47,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(132,630)	(569,912)	57,765
Cash and cash equivalents, beginning of period	190,395	1,542,025	0
Cash and cash equivalents, ending of period	$57,765	$972,113	$57,765
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$0	$1,037,500

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2012

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

For the purpose of providing the Company with additional working capital, on February 11, 2011, pursuant to a Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2,000,000 (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2012

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

Since inception, the Company has incurred an accumulated deficit of $56,819,791 through August 31, 2012. For the years ended May 31, 2012 and 2011, the Company had net losses of $4,444,584 and $3,357,882, respectively and for the three months ended August 31, 2012, the Company had a net loss of $1,364,972. The Company has used $2,351,630 and $2,808,059 of cash in operating activities for the years ended May 31 2012 and 2011, respectively and $1,132,630 during the three months ended August 31, 2012. As of August 31, 2012, the Company had cash and cash equivalents of $57,765 and negative net working capital of $2,274,821. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2012

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012. This quarterly report should be read in conjunction with our annual report.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2012 the Company had potentially dilutive securities consisting of 2,642,191 stock options. As of August 31, 2011, the Company had potentially dilutive securities consisting of 1,538,927 stock options.

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method $195,997 and $75,859 compensation cost is included in operating expenses for the three months ended August 31, 2012 and 2011, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2012 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments”, in connection with the adoption of FASB accounting guidance.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2012

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

As of August 31, 2012, there were 2,642,191 stock options outstanding.  At August 31, 2012, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $422,552 (net of estimated forfeitures) will be recognized ratably through July 31, 2014.  The remaining amount of options will be valued once they vest upon the future events. During the three months ended August 31, 2012, the Company granted 400,000 stock options and 26,736 options expired.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	From Inception Through August 31, 2012
Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	7.0-10.0	5.0-9.0	3-10
Weighted Average Fair Value	$1.07	$1.10	$2.41

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2012

NOTE 7. RELATED PARTIES

Niobe, the majority stockholder of the Company and the holder of the 2012 Secured Notes (defined in Note 9, below), is controlled by Arnold P. Kling, the Company’s president and director.

During the year ended May 31, 2012, the Company issued an aggregate of 450,000 options to John Doherty, one of our directors, and Kirk M. Warshaw, our chief financial officer and director.

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

On December 2, 2009, the Company entered into the Facility with Niobe pursuant to which Niobe agreed to provide up to $2,000,000 of additional capital in the form of secured loans at any time prior to June 30, 2012 subject to the achievement of certain predetermined benchmarks. In connection with the Facility, on December 2, 2009, the Security Agreement securing our obligations under the $1 Million Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”). Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of our personal property and assets, including its intellectual property to collateralize all amounts due to it under the $1 Million Secured Note and the Facility.

Pursuant to the Facility, on February 11, 2011, we received $2,000,000 of additional working capital from Niobe and issued the $2 Million Secured Note to Niobe. The $2 Million Secured Note bears interest at a rate of 3% per annum and matures on December 31, 2012.

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

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through August 31, 2012

NOTE 9. SENIOR SECURED NOTE - RELATED PARTY

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February Secured Note”). The February Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, the Company raised an additional $1,000,000 of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June Secured Note”). Collectively, the February Secured Note and the June Secured Note are hereinafter referred to as the “2012 Secured Notes.”

The Company’s obligations under the 2012 Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under the 2012 Secured Notes. In addition, payment of the principal and accrued interest on the 2012 Secured Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 Secured Notes.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to August 31, 2012, the Company raised $800,000 of additional working capital pursuant to loans from Niobe and issued to Niobe secured promissory notes in the principal amount of $800,000.  The terms and conditions of the notes are the same as the ones that govern the 2012 Secured Notes.

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

As the disease activity results from the RA Study demonstrated an acceptable safety profile, we are preparing to study PRTX-100 in adult patients with active RA on methotrexate at doses of 1.50 μk/kg and higher in a new clinical trial that is expected to provide a better understanding of safety and treatment effect on RA disease activity measurements as well as help define the optimal dose (the “New Study”). It is expected that the New Study will have study centers at sites in both the United States and South Africa and will commence enrollment in the fourth calendar quarter of 2012.

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

The $1 Million Secured Note bore interest at a rate of 3% per annum and had a scheduled maturity date of November 13, 2012. In order to secure our obligations under the $1 Million Secured Note, we also entered into a Security Agreement dated the Effective Date (the “Security Agreement”) granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property. The $1 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of common stock after taking into account all outstanding shares of common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $1 Million Secured Note will automatically be converted if (i) we raise in excess of $7,500,000 of gross proceeds in an equity offering, (ii) certain milestones are achieved in our Phase 1b and RA trial of PRTX-100 in South Africa or (iii) we undertake certain fundamental transactions as defined in the $1 Million Secured Note (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $1 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, among other items, and provides for acceleration of maturity upon an event of default (as defined in the $1 Million Secured Note).

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

In February 2012, June 2012 and subsequent to August 31, 2012, we raised an aggregate of $2,800,000 of additional working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe secured promissory notes in the aggregate principal amount of $2,800,000 (the “2012 Secured Notes”). The 2012 Secured Notes bear interest at a rate of 3% per annum and mature two years from issuance.

The Company’s obligations under the 2012 Secured Notes and the $2 Million Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under the 2012 Secured Notes and the $2 Million Secured Note.  In addition, payment of the principal and accrued interest on the 2012 Secured Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 Secured Notes.

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

As the disease activity results from the RA Study demonstrated an acceptable safety profile, we are preparing to study PRTX-100 in adult patients with active RA on methotrexate at doses of 1.50 μk/kg and higher in a new clinical trial that is expected to provide a better understanding of safety and treatment effect on RA disease activity measurements as well as help define the optimal dose (the “New Study”). It is expected that the New Study will have study centers at sites in both the United States and South Africa and will commence enrollment in the fourth calendar quarter of 2012.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $675,028 and $354,092 for the three months ended August 31, 2012 and August 31, 2011, respectively.  The increase in R&D Expenses for the three month periods ended August 31, 2012 was primarily the result of an increase in the activities associated with the aforementioned planned clinical trial in the US and the close-out of the South African trial.

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

Administrative Expenses - Administrative expenses were $314,127 and $178,589, for the three months ended August 31, 2012 and August 31, 2011, respectively.  The increase in Administrative expenses for the three month period ended August 31, 2012 compared to the same prior year period was due to increased employee stock compensation.

Professional Fees - Professional expenses were $126,611 and $65,836 for the three months ended August 31, 2012 and August 31, 2011, respectively. The increase for the three month period ended August 31, 2012 was due to an increase in consulting, legal and SEC related filing expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2012 was $56,819,791 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe a senior secured convertible promissory note in the principal amount of $2,000,000 (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and matures on December 31, 2012.

In February 2012, June 2012 and subsequent to August 31, 2012, we raised an aggregate of $2,800,000 of additional working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe secured promissory notes in the aggregate principal amount of $2,800,000 (the “2012 Secured Notes”). The 2012 Secured Notes bear interest at a rate of 3% per annum and mature two years from issuance.

The Company’s obligations under the 2012 Secured Notes and the $2 Million Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under the 2012 Secured Notes and the $2 Million Secured Note.  In addition, payment of the principal and accrued interest on the 2012 Secured Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the 2012 Secured Notes.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2012 and August 31, 2011 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit

No. Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document.

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: October 12, 2012	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 12, 2012
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

