Form 10-Q
period 2012-11-30
PROTALEX INC
filed 2013-01-11
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 8, 2013: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended November 30, 2012

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Balance Sheets at November 30, 2012 (Unaudited) and May 31, 2012	3
	Statements of Operations for the three and six months ended November 30, 2012 and 2011, and the period from September 17, 1999 (inception) to November 30, 2012 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through November 30, 2012 (Unaudited)	5
	Statements of Cash Flows for the six months ended November 30, 2012 and 2011, and the period from September 17, 1999 (inception) to November 30, 2012 (Unaudited)	9
	Notes to Unaudited Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	29
	SIGNATURES	30

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

(A Development Stage Company)

BALANCE SHEETS

	November 30,	May 31,
	2012	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$32,411	$190,395
Prepaid expenses	85,573	42,679
Total current assets	117,984	233,074

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $12,303 and $12,048 as
of November 30, 2012 and May 31, 2012, respectively	6,977	7,487

Total other assets	6,977	7,487

Total Assets	$124,961	$240,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$783,563	$759,594
Current portion – long term debt, related party, net of discount	2,062,448	1,594,498

Total current liabilities	2,846,011	2,354,092

LONG TERM LIABILITIES:
Senior Secured Note – related party, net of discount	2,800,000	1,000,000
Senior Secured Note Accrued Interest – related party	45,250	10,083
Total liabilities	5,691,261	3,364,175

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 and 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	52,673,328	52,331,016
Deficit accumulated during the development stage	(58,239,817)	(55,454,819)
Total stockholders’ deficit	(5,566,300)	(3,123,614)
Total liabilities and stockholders’ deficit	$124,961	$240,561

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011	From Inception (September 17, 1999) Through November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	835,031	448,638	1,510,133	802,732	34,052,227
Administrative (including depreciation and amortization)	243,560	530,587	557,687	709,176	19,026,970
Professional fees	87,978	88,748	213,578	154,582	4,844,429
Depreciation and amortization	255	255	510	510	182,456
Operating loss	(1,166,824)	(1,068,228)	(2,281,908)	(1,667,000)	(58,106,082)

Other income (expense)
Interest income	3	341	27	1,103	2,207,918
Interest expense	(254,142)	(233,892)	(503,117)	(467,950)	(2,341,653)
Net loss	$(1,420,963)	$(1,301,779)	$(2,784,998)	$(2,133,847)	$(58,239,817)
Weighted average number of common shares outstanding	18,926,615	18,926,615	18,926,615	18,926,615
Loss per common share – basic and diluted	$(0.08)	$(0.07)	$(0.15)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through November 30, 2012

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

From Inception (September 17, 1999) through November 30, 2012

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

From Inception (September 17, 1999) through November 30, 2012

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

PROTALEX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through November 30, 2012

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	0	0	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	0	300,374	0	0	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	0	15,200	0	0	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	0	0	1,826,850	0	0	1,826,850
Net loss for the year ended May 31, 2007	0	0	0	0	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	0	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	0	0	1,011,025	0	0	1,011,025
Net loss for the year ended May 31, 2008	0	0	0	0	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	0	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	0	0	753,268	0	0	753,268
Net loss for the year ended May 31, 2009	0	0	0	0	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	0	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	0	0	335,741	0	0	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	0	0	521,793	0	0	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	0	0	2,000,000
Net loss for the year ended May 31, 2010	0	0	0	0	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	0	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	0	0	124,722	0	0	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	0	0	1,616,667	0	0	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	0	0	1,037,500
Net loss for the year ended May31, 2011	0	0	0	0	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	$0	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	829,144	0	0	829,144
Net loss for the year ended May 31, 2012	0	0	0	0	(4,444,584)	(4,444,584)
Balance, May 31, 2012	18,926,615	189	52,331,016	0	(55,454,819)	(3,123,614)
June 1, 2012 – November 30, 2012 – shared-based expense to employees and debt holders	0	0	342,312	0	0	342,312
Net loss for the period ended November 30, 2012	0	0	0	0	(2,784,998)	(2,784,998)
Balance, November 30, 2012 (unaudited)	18,926,615	$189	$52,673,328	$0	$(58,239,817)	$(5,566,300)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	November 30,	November 30,	November 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,784,998)	$(2,133,847)	$(58,239,817)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	468,460	510	2,438,580
Equity based expense	342,312	979,363	8,029,308
(Increase)/decrease in:
Prepaid expenses and deposits	(42,894)	(40,932)	(93,563)
Increase/(decrease) in:
Accounts payable and accrued expenses	59,136	195,318	828,813
Net cash and cash equivalents used in operating activities	(1,957,984)	(999,588)	(47,118,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	1,800,000	0	6,168,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	1,800,000	0	48,089,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(157,984)	(999,588)	32,411
Cash and cash equivalents, beginning of period	190,395	1,542,025	0
Cash and cash equivalents, ending of period	$32,411	$542,437	$32,411
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$0	$1,037,500

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

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

In April 2009, the Company ceased all operations and terminated all employees in light of insufficient funds to continue its clinical trials and related product development. The Company’s business was dormant until new management took control of its operations in November 2009 following the change in control transaction more fully described below. The Company is currently actively pursuing the commercial development of PRTX-100 for the treatment of rheumatoid arthritis (RA).

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

In November 2012, the Company announced enrollment and dosing of the first patient in the U.S. for its new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “New Study”) of PRTX-100 in adults with active RA.

The primary objective of the New Study will be to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the New Study is expected to enroll up to 40 patients into the dose escalation cohorts starting at 1.50 μg/kg of PRTX-100 or placebo, and may be followed by up to 12 additional randomized patients for cohort expansion. Enrollment is expected to take place at study sites in both the U.S. and South Africa.

The Company currently has no products on the market.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

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

For the purpose of providing the Company with additional working capital, on February 11, 2011, pursuant to a Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2,000,000 (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and was originally scheduled to mature on December 31, 2012. Subsequent to November 30, 2012, the Company and Niobe agreed, without consideration, to extend the maturity date of the $2 Million Secured Note until December 31, 2013.

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

Since inception, the Company has incurred an accumulated deficit of $58,239,817 through November 30, 2012. For the years ended May 31, 2012 and 2011, the Company had net losses of $4,444,584 and $3,357,882, respectively and for the six months ended November 30, 2012, the Company had a net loss of $2,784,998. The Company has used $2,351,630 and $2,808,059 of cash in operating activities for the years ended May 31, 2012 and 2011, respectively, and $1,957,984 during the six months ended November 30, 2012. As of November 30, 2012, the Company had cash and cash equivalents of $32,411 and negative net working capital of $2,728,027. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

NOTE 3. GOING CONCERN (continued):

The Company has no significant payments due on long-term obligations since, as discussed in Note 10 Subsequent Events, the maturity of the $2 Million Secured Note was extended by the issuer for 12 months until December 31, 2013. However, the Company has entered into a significant number of contracts to perform product manufacturing and clinical trials in the remainder of 2012 and 2013 and that it will need to raise additional capital in the future to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2012 the Company had potentially dilutive securities consisting of 2,642,191 stock options. As of November 30, 2011, the Company had potentially dilutive securities consisting of 2,288,927 stock options.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method $146,315 and $75,859 compensation cost is included in operating expenses for the three months ended November 30, 2012 and 2011, respectively and $342,312 and $75,859 for the six months ended November 30, 2012 and 2011, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2012 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

As of November 30, 2012, there were 2,642,191 stock options outstanding.  At November 30, 2012, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $276,236 (net of estimated forfeitures) will be recognized ratably through July 31, 2014.  The remaining amount of options will be valued once they vest upon the future events. During the six months ended November 30, 2012, the Company granted 400,000 stock options and 26,736 options expired.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011	From Inception Through November 30, 2012
Dividends per year	0	0	0
Volatility percentage	97.5%	97.5%	90%-112%
Risk free interest rate	3.47%	3.47%	2.07%-5.11%
Expected life (years)	7.0-10.0	5.0-9.0	3-10
Weighted Average Fair Value	$1.07	$1.10	$2.41

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

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY (continued):

Pursuant to the Facility, on February 11, 2011, we received $2,000,000 of additional working capital from Niobe and issued the $2 Million Secured Note to Niobe. The $2 Million Secured Note bears interest at a rate of 3% per annum and was originally scheduled to mature on December 31, 2012. Subsequent to November 30, 2012, the Company and Niobe agreed, without consideration, to extend the maturity date of the $2 Million Secured Note until December 31, 2013.

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

NOTE 9. SENIOR SECURED NOTES - RELATED PARTY

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

On October 1, 2012, the Company raised $800,000 of additional working capital pursuant to loans from Niobe and issued to Niobe secured promissory notes in the principal amount of $800,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “October Secured Note”).

Collectively, the February Secured Note, the June Secured Note, and the October Secured Note are hereinafter referred to as the “2012 Secured Notes.”

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

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through November 30, 2012

NOTE 10. SUBSEQUENT EVENTS

Subsequent to November 30, 2012, the Company raised $700,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000.  The terms and conditions of the notes are the same as the ones that govern the October Secured Note.

Subsequent to November 30, 2012, the Company and Niobe agreed, without consideration, to extend the maturity date of the $2 Million Secured Note until December 31, 2013.

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

At the end of November 2012, we announced enrollment and dosing of the first patient in the U.S. for our new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “New Study”) of PRTX-100 in adults with active RA. We are focused on the development of a class of drugs designed to treat autoimmune and inflammatory diseases including RA.

The primary objective of the New Study will be to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the New Study is expected to enroll up to 40 patients into the dose escalation cohorts starting at 1.50 μg/kg of PRTX-100 or placebo, and may be followed by up to 12 additional randomized patients for cohort expansion. Enrollment is expected to take place at study sites in both the U.S. and South Africa.

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

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to our Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note, dated February 11, 2011, in the principal amount of $2,000,000, which is convertible into shares of common stock at a conversion price equal to $0.23 per share for an aggregate of 8,695,652 shares of our common stock (not including accrued interest thereon) (the “$2 Million Secured Note”). The $2 Million Secured Note bears interest at a rate of 3% per annum and was originally scheduled to mature on December 31, 2012. Subsequent to November 30, 2012, the Company and Niobe agreed, without consideration, to extend the maturity date of the $2 Million Secured Note until December 31, 2013.

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

In February 2012, June 2012, October 2012, and subsequent to November 30, 2012 we raised an aggregate of $3,500,000 of working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe secured promissory notes in the aggregate principal amount of $3,500,000 (the “2012 Secured Notes”). The 2012 Secured Notes bear interest at a rate of 3% per annum and mature approximately two years from issuance.

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

About PRTX-100

PRTX-100 is a proprietary highly-purified form of the Staphylococcal bacterial protein known as Protein A. PRTX-100 has the ability, at very low concentrations, to bind to and to regulate activation of human B-lymphocytes and macrophages which mediate inflammation in certain autoimmune diseases. Laboratory studies indicate that the mechanism involves interaction with specific intracellular signaling pathways. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The RA Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels in patients with active RA, and that more patients showed improvement in their CDAI scores in the higher dose cohorts than the lower dose or placebo cohorts.

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

The New Study

In November 2012, we enrolled and dosed the first patient in the U.S. for the New Study. The primary objective of the New Study will be to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the New Study is expected to enroll up to 40 patients into the dose escalation cohorts starting at 1.50 ug/kg of PRTX-100 or placebo, and may be followed by up to 12 additional randomized patients for cohort expansion. Enrollment is expected to take place at study sites in both the U.S. and South Africa.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $835,031 and $448,638 for the three months ended November 30, 2012 and November 30, 2011, respectively and $1,510,133 and $802,732 for the six months ended November 30, 2012 and 2011, respectively.  The increase in R&D Expenses for the three and six month periods ended November 30, 2012 compared to the same periods in 2011 was primarily the result of an increase in the activities associated with the planning for and commencement of the New Study and the close-out of the South African trial.

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

Administrative Expenses - Administrative expenses were $243,560 and $530,587, for the three months ended November 30, 2012 and November 30, 2011, respectively and $557,687 and $709,176 for the six months ended November 30, 2012 and 2011, respectively.  The decrease in Administrative expenses for the three and six month periods ended November 30, 2012 compared to the same prior year period was due to decreased employee stock compensation.

Professional Fees - Professional expenses were $87,978 and $88,748 for the three months ended November 30, 2012 and November 30, 2011, respectively and $213,578 and $154,582 for the six months ended November 30, 2012 and 2011, respectively. The increase for the six month period ended November 30, 2012 was due to an increase in consulting, legal and SEC related filing expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2012 was $58,239,817 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe a senior secured convertible promissory note in the principal amount of $2,000,000 (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and had an original maturity date of December 31, 2012 that was extended to December 31, 2013 subsequent to November 30, 2012.

In February 2012, June 2012, October 2012, and subsequent to November 30, 2012 we raised an aggregate of $3,500,000 of working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe secured promissory notes in the aggregate principal amount of $3,500,000 (the “2012 Secured Notes”). The 2012 Secured Notes bear interest at a rate of 3% per annum and mature approximately two years from issuance.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three and six months ended November 30, 2012 and November 30, 2011 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit

No.	Description

4.1	$800,000 Secured Promissory Note dated October 1, 2012	Filed herewith.
4.2	$700,000 Secured Promissory Note dated December 3, 2012	Filed herewith.
10.1	Final Form of 4th Amended and Restated Security Agreement dated as of October 1, 2012, between the Company and Niobe Ventures, LLC	Filed herewith.
10.2	Final Form of 5th Amended and Restated Security Agreement dated as of December 3, 2012, between the Company and Niobe Ventures, LLC	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

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
29

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2013	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 9, 2013
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

