Form 10-Q
period 2013-02-28
PROTALEX INC
filed 2013-04-15
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 3, 2013: 18,926,615 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 28, 2013

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Condensed Balance Sheets at February 28, 2013 (Unaudited) and May 31, 2012	3
	Condensed Statements of Operations for the three and nine months ended February 28, 2013 and February 29, 2012 and the period from September 17, 1999 (inception) to February 28, 2013 (Unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through February 28, 2013 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, and the period from September 17, 1999 (inception) to February 28, 2013 (Unaudited)	9
	Notes to Unaudited Condensed Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits	28
	SIGNATURES	29

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,704,458	$190,395
Prepaid expenses	67,436	42,679
Total current assets	1,771,894	233,074

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $12,813 and $12,048 as
of February 28, 2013 and May 31, 2012, respectively	6,722	7,487

Total other assets	6,722	7,487

Total Assets	$1,778,616	$240,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued expenses	$444,766	$759,594
Current portion – long term debt, related party, net of discount	2,125,000	1,594,498

Total current liabilities	2,569,766	2,354,092

LONG TERM LIABILITIES:
Senior Secured Note – related party	6,000,000	1,000,000
Senior Secured Note Accrued Interest – related party	73,983	10,083
	6,073,983	1,010,083
Total liabilities	8,643,749	3,364,175

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 and 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	52,989,504	52,331,016
Deficit accumulated during the development stage	(59,854,826)	(55,454,819)
Total stockholders’ deficit	(6,865,133)	(3,123,614)
Total liabilities and stockholders’ deficit	$1,778,616	$240,561

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012	From Inception (September 17, 1999) Through February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	984,547	514,025	2,494,681	1,316,755	35,036,775
Administrative (including depreciation and amortization)	425,848	281,133	983,535	990,309	19,452,818
Professional fees	113,077	46,450	326,655	201,033	4,957,506
Depreciation and amortization	255	255	765	765	182,711
Operating loss	(1,523,727)	(841,863)	(3,805,636)	(2,508,862)	(59,629,810)

Other income (expense)
Interest income	2	232	29	1,335	2,207,920
Interest expense	(91,283)	(231,515)	(594,400)	(699,465)	(2,432,936)
Net loss	$(1,615,008)	$(1,073,146)	$(4,400,007)	$(3,206,992)	$(59,854,826)
Weighted average number of common shares outstanding	18,926,615	18,926,615	18,926,615	18,926,615
Loss per common share – basic and diluted	$(0.09)	$(0.06)	$(0.23)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through February 28, 2013

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through February 28, 2013

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - (continued)

From Inception (September 17, 1999) through February 28, 2013

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through February 28, 2013

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	0	0	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	0	300,374	0	0	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	0	15,200	0	0	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	0	0	1,826,850	0	0	1,826,850
Net loss for the year ended May 31, 2007	0	0	0	0	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	0	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	0	0	1,011,025	0	0	1,011,025
Net loss for the year ended May 31, 2008	0	0	0	0	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	0	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	0	0	753,268	0	0	753,268
Net loss for the year ended May 31, 2009	0	0	0	0	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	0	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	0	0	335,741	0	0	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	0	0	521,793	0	0	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	0	0	2,000,000
Net loss for the year ended May 31, 2010	0	0	0	0	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	0	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	0	0	124,722	0	0	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	0	0	1,616,667	0	0	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	0	0	1,037,500
Net loss for the year ended May31, 2011	0	0	0	0	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	$0	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	829,144	0	0	829,144
Net loss for the year ended May 31, 2012	0	0	0	0	(4,444,584)	(4,444,584)
Balance, May 31, 2012	18,926,615	189	52,331,016	0	(55,454,819)	(3,123,614)
June 1, 2012 – February 28, 2013 – shared-based expense to employees and debt holders	0	0	658,488	0	0	658,488
Net loss for the period ended February 28, 2013	0	0	0	0	(4,400,007)	(4,400,007)
Balance, February 28, 2013 (unaudited)	18,926,615	$189	$52,989,504	$0	$(59,854,826)	$(6,865,133)

The accompanying notes are an integral part of this unaudited condensed financial statement.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	February 28,	February 29,	February 28,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,400,007)	$(3,206,992)	$(59,854,826)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	531,265	765	2,501,385
Equity based expense	658,488	1,369,743	8,345,484
(Increase)/decrease in:
Prepaid expenses and deposits	(24,756)	(25,247)	(75,425)
Increase/(decrease) in:
Accounts payable and accrued expenses	(250,927)	192,306	518,750
Net cash and cash equivalents used in operating activities	(3,485,937)	(1,669,425)	(48,646,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	5,000,000	1,000,000	9,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	5,000,000	1,000,000	51,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,514,063	(669,425)	1,704,458
Cash and cash equivalents, beginning of period	190,395	1,542,025	0
Cash and cash equivalents, ending of period	$1,704,458	$872,600	$1,704,458
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$0	$1,037,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2013

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation, (“we,” “us,” “our,” the “Company” or “its”) is a development stage company which has been engaged in developing a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is formulated with highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. The Company currently has no products on the market and does not anticipate generating operating revenue for the foreseeable future.

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

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, par value $0.00001 per share (“Common Stock”), on the basis of one share of Common Stock for each five shares of Common Stock outstanding. Unless otherwise noted, all references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials. In August 2010, the Company commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, the Company completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability, and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies.

At the end of November 2012, the Company commenced enrollment and dosing of patients in the U.S. for its new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “New Study”) of PRTX-100 in combination with methotrexate and leflunomide in adults with active RA. The primary objective of the New Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the New Study is expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up 18.0 micrograms/kg of PRTX-100 or placebo. The dose escalation phase may be followed by up to 12 additional patients for cohort expansion at the optimal dose. Enrollment is currently taking place at three study sites in the U.S. Following the enrollment and dosing of the initial 12 patients, a planned interim safety review by the independent Data Safety Monitoring Committee occurred in early March 2013. As a result of the review, the Company is continuing enrollment and dosing of patients as planned.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2013

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

Our obligations under the $2 Million Secured Note are secured by an Amended Security Agreement (as defined in Note 8 below) which granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property. The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The ability of the Company to continue as a going concern is dependent upon developing products that are regulatory approved and market accepted. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, the Company has incurred an accumulated deficit of $59,854,826 through February 28, 2013. For the years ended May 31, 2012 and 2011, the Company had net losses of $4,444,584 and $3,357,882, respectively and for the nine months ended February 28, 2013, the Company had a net loss of $4,400,007. The Company has used $2,351,630 and $2,808,059 of cash in operating activities for the years ended May 31, 2012 and 2011, respectively, and $3,485,937 during the nine months ended February 28, 2013. As of February 28, 2013, the Company had cash and cash equivalents of $1,704,458 and negative net working capital of $797,872. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2013

NOTE 3. GOING CONCERN (continued):

The Company has no significant payments due on long-term obligations since, as discussed in Note 10-Subsequent Events, the maturity of the $2 Million Secured Note was extended by Niobe for 12 months until December 31, 2013. However, the Company has entered into a significant number of contracts to perform product manufacturing and clinical trials during the remainder of 2013 and that it will need to raise additional capital in the future to fund the ongoing regulatory approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the regulatory approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities or loans from majority stockholders. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

NOTE 4. BASIS OF PRESENTATION

The interim financial data contained in this Report is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (the “Annual Report”). This quarterly report should be read in conjunction with the Annual Report.

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

Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ materially from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2013 the Company had potentially dilutive securities consisting of 2,715,543 stock options. As of February 29, 2012, the Company had potentially dilutive securities consisting of 2,268,927 stock options.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2013

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method $316,176 and $158,866 compensation cost is included in operating expenses for the three months ended February 28, 2013 and February 29, 2012, respectively and $658,488 and $670,278 for the nine months ended February 28, 2013 and February 29, 2012, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2012 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

As of February 28, 2013, there were 2,715,543 stock options outstanding.  At February 28, 2013, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $271,310 (net of estimated forfeitures) will be recognized ratably through July 31, 2014.  The remaining amount of options will be valued once they vest upon the future events. During the nine months ended February 28, 2013, the Company granted 650,000 stock options and 203,384 options expired.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2013

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012	From Inception Through February 28, 2013
Dividends per year	0	0	0
Volatility percentage	299%	97.5%	90%-299%
Risk free interest rate	1.74%	3.47%	1.74%-5.11%
Expected life (years)	7.0-10.0	5.0-9.0	3-10
Weighted Average Fair Value	$1.36	$1.27	$2.41

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 7. RELATED PARTIES

Niobe, the majority stockholder of the Company and the holder of the 2012 Secured Notes (defined in Note 9 below), is controlled by Arnold P. Kling, the Company’s president and a director.

During the year ended May 31, 2012, the Company issued an aggregate of 450,000 options to John Doherty, a director, and Kirk M. Warshaw, the Company’s chief financial officer and a director.

The Company’s principal office is located at 133 Summit Avenue, Suite 22, Summit, New Jersey, which premises are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, the Company’s chief financial officer. The Company occupies its principal offices on a month to month basis. On March 1, 2010, it began paying a monthly fee of $500 to the LLC for the use and occupancy and administrative services, related to its use and occupancy of the principal office.

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY

On the Effective Date, the Company issued the $1 Million Secured Note to Niobe, its majority stockholder which is controlled by Arnold P. Kling, the Company’s president and a director.  The $1 Million Secured Note bore interest at a rate of 3% per annum and had a scheduled maturity on November 13, 2012.  Our obligations under the $1 Million Secured Note were secured by a Security Agreement dated the Effective Date (the “Security Agreement”) which granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property. On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our Common Stock.

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

Pursuant to the Facility, on February 11, 2011, the Company received $2,000,000 of additional working capital from Niobe and issued the $2 Million Secured Note to Niobe. The $2 Million Secured Note bears interest at a rate of 3% per annum and was originally scheduled to mature on December 31, 2012. Subsequent to November 30, 2012, the Company and Niobe agreed, without consideration, to extend the maturity date of the $2 Million Secured Note until December 31, 2013.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2013

NOTE 8. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY (continued):

The Company’s obligations under the $2 Million Secured Note are secured by an Amended Security Agreement. The $2 Million Secured Note is convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Note will automatically be converted if the Company undertakes certain Fundamental Transactions, as defined in the $2 Million Secured Note, (such as a merger, sale of all of its assets, exchange or tender offer, or reclassification of its stock or compulsory exchange).  The $2 Million Secured Note also provides for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Note.

The Company evaluated the conversion feature of the $2 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 11, 2011, the date of issuance of the $2 Million Secured Note, the fair market value of the Company’s Common Stock was $1.20 per share. The Company determined the allocation to the conversion feature to be $1,616,667 which reduced the face amount of the convertible debt carried on our balance sheet and was amortized over 22 months, thereby serving to increase the interest expense of the $2 Million Secured Note during its term.

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

On October 1, 2012, the Company raised $800,000 of additional working capital pursuant to loans from Niobe and issued to Niobe secured promissory notes in the principal amount of $800,000, which bear interest at a rate of 3% per annum and matures on October 1, 2014 (the “October Secured Note”).

On December 3, 2012, the Company raised $700,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “December Secured Note”).

Collectively, the February Secured Note, the June Secured Note, the October Secured Note and the December Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, the Company raised $2,500,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bears interest at a rate of 3% per annum and matures on January 15, 2015 (the “January 2013 Secured Note”). Collectively, the 2012 Secured Notes and the January 2013 Secured Note are hereinafter referred to as the “Secured Notes.”

The Company’s obligations under the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under those notes. In addition, payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in those notes.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability, and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies.

At the end of November 2012, we commenced enrollment and dosing of patients in the U.S. for our new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “New Study”) of PRTX-100 in combination with methotrexate and leflunimode in adults with active RA. The primary objective of the New Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the New Study is expected to enroll up to 40 patients in the U.S. into five cohorts ranging from 1.50 micrograms/kg up 18.0 micrograms/kg of PRTX-100 or placebo. The dose escalation phase may be followed by up to 12 additional patients for cohort expansion at the optimal dose.

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

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to our Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note, dated February 11, 2011, in the principal amount of $2,000,000, which is convertible into shares of common stock at a conversion price equal to $0.23 per share for an aggregate of 8,695,652 shares of our common stock (not including accrued interest thereon) (the “$2 Million Secured Note”). The $2 Million Secured Note bears interest at a rate of 3% per annum and was originally scheduled to mature on December 31, 2012. Subsequent to February 28, 2013, the Company and Niobe agreed, without consideration, to extend the maturity date of the $2 Million Secured Note until December 31, 2013.

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

In February 2012, June 2012, October 2012, December 2012 and January 2013 we raised an aggregate of $6,000,000 of working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe secured promissory notes in the aggregate principal amount of $6,000,000 (the “Secured Notes”). Each of the Secured Notes bears interest at a rate of 3% per annum and mature approximately two years from their respective date of issuance.

The Company’s obligations under the Secured Notes and the $2 Million Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property, to collateralize all amounts due under the Secured Notes and the $2 Million Secured Note.  In addition, payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

About PRTX-100

PRTX-100 is formulated with a proprietary highly-purified form of the Staphylococcal bacterial protein known as Protein A. PRTX-100 has the ability, at very low concentrations, to bind to and to regulate activation of human B-lymphocytes and macrophages which mediate inflammation in certain autoimmune diseases. Laboratory studies indicate that the mechanism involves interaction with specific intracellular signaling pathways. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The RA Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels in patients with active RA, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

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

South Africa RA Study

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active RA on methotrexate. The RA Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the RA Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The RA Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels and at the higher doses, decreased RA activity as scored by the CDAI.

The primary disease activity response endpoint was the number of patients with a DAS28-CRP < 3.2 at week six. The results showed that the PRTX-100 patients as a group had more responders than placebo at all times, that responders increased over time during the 16 week study evaluation period, and that the maximum tolerated dose was not reached at the highest dose level.

Additionally, the results indicated that PRTX-100 did not decrease CRP (C-Reactive Protein) levels, even in those patients whose swollen and tender joint count and global VAS (Visual Analogue Scale) scores had decreased to low levels after treatment. Because of the influence of the CRP component on the DAS28-CRP score, a post-hoc analysis was performed examining changes in the CDAI scores in all patients to remove the influence of changes in CRP. In the placebo, 0.15 micrograms/kg, and 0.45 micrograms/kg dose groups, one out of eight patients in each group attained low disease activity (CDAI ≤ 10) on two or more consecutive visits. In the 0.90 micrograms/kg and 1.50 micrograms/kg dose groups, two of eight and two of five patients, respectively, attained this same endpoint, and maintained a CDAI < 10 until the week 16 final visit. Of the 4 apparent responders in the 1.50 micrograms/kg group, 2 attained a CDAI ≤ 6 (remission), one attained a CDAI ≤ 10 (low activity), and one achieved a CDAI of 10.1 at one or more visits. The mean time to peak response in this group occurred six weeks after their last dose.

The New Study

In November 2012, we enrolled and dosed the first patient in the U.S. for the New Study. The primary objective of the New Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the New Study is expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up 18.0 micrograms/kg of PRTX-100 or placebo. The dose escalation phase may be followed by up to 12 additional patients for cohort expansion at the optimal dose. Enrollment is currently taking place at three study sites in the U.S. Following the enrollment and dosing of the initial 12 patients, a planned interim safety review by the independent Data Safety Monitoring Committee occurred in early March 2013. As a result of the review, the Company is continuing enrollment and dosing of patients as planned.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In June 2012, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for the New Study as well as other future studies. The Company has also contracted with an FDA-approved facility in Europe for the formulation of new drug product at higher concentrations in anticipation of administering higher dosages in this study as well as in future studies. The stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the United States. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The South African RA trial used, and the New Study is using, a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $984,547 and $514,025 for the three months ended February 28, 2013 and February 29, 2012, respectively and $2,494,681 and $1,316,755 for the nine months ended February 28, 2013 and 2012, respectively.  The increase in R&D Expenses for the three and nine month periods ended February 28, 2013 compared to the nine months periods ended February 29, 2012 was primarily the result of an increase in the activities associated with the planning for and commencement of the New Study and the close-out of the South African trial.

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

Administrative Expenses - Administrative expenses were $425,848 and $281,133, for the three months ended February 28, 2013 and February 29, 2012, respectively and $983,535 and $990,309 for the nine months ended February 28, 2013 and February 29, 2012, respectively.  The increase in Administrative expenses for the three month period ended February 28, 2013 compared to the same prior year period was due to increased employee stock compensation. For the nine month periods ended February 28, 2013 and February 29, 2012, employee stock compensation expense and administrative expenses in total, are comparable.

Professional Fees - Professional expenses were $113,077 and $46,450 for the three months ended February 28, 2013 and February 29, 2012, respectively and $326,655 and $201,033 for the nine months ended February 28, 2013 and February 29, 2012, respectively. The increase for the three and nine month periods ended February 28, 2013 was due to an increase in consulting, legal and SEC related filing expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 28, 2013 was $59,854,826 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe a senior secured convertible promissory note in the principal amount of $2,000,000 (the “$2 Million Secured Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and had an original maturity date of December 31, 2012 that was extended to December 31, 2013 subsequent to February 28, 2013.

In February 2012, June 2012, October 2012, December 2012 and January 2013 we raised an aggregate of $6,000,000 of working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe the Secured Notes

Our obligations under the Secured Notes and the $2 Million Secured Note are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including its intellectual property, to collateralize all amounts due under the Secured Notes and the $2 Million Secured Note.  In addition, payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three and nine months ended February 28, 2013 and February 29, 2012 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2013, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit

No. Description

4.1	$2.5 Million Secured Promissory Note dated January 18, 2013.	Incorporated herein by reference, to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2013.
4.2	$700,000 Secured Promissory Note dated December 3, 2012.	Incorporated herein by reference, to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on January 11, 2013.
10.1	Sixth Amended and Restated Security Agreement dated as of January 18, 2013, between the Company and Niobe Ventures, LLC.	Incorporated herein by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
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
28

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2013	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 12, 2013
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

