Form 10-K
period 2013-05-31
PROTALEX INC
filed 2013-08-28
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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
Yes ☐           No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” ”accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐    No  ☑
The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $7,416,405 as of November 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 27, 2013 was 28,296,180

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2013

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

PART I
ITEM 1.      BUSINESS

Overview

We are a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate (the “PRTX-100-103 Study”). The PRTX-100-103 Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the PRTX-100-103 Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies.

In November 2012, we commenced enrollment and dosing of patients in the U.S. for our new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate and leflunomide in adults with active RA. The sequential dose escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we elected to expand the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study from 8 patients to 12 patients per group. With these three expansion cohorts, the dosing groups now each include nine active- and three placebo-treated patients. Accordingly, the sequential dose-escalation phase of the PRTX-100-104 Study, which includes these three expanded cohorts, will now enroll up to 44 patients, with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

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

Change in Control Transaction and Incremental Financing

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction (the “Financing”) in which we raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

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

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”). The $2 Million Secured Convertible Note provided for conversion of interest and principal into shares of our Common Stock at a conversion price of $0.23 per share, bore interest at a rate of 3% per annum and had a maturity date of December 31, 2013. The original maturity was December 31, 2012 but in December 2012 Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest under the $2 Million Secured Convertible Note of $155,000 into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe. We issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, we raised an additional $1,000,000 of working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, we raised $800,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $800,000, which bear interest at a rate of 3% per annum and matures on October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, we raised $700,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, we raised $2,500,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bears interest at a rate of 3% per annum and matures on January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, we raised $2,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bears interest at a rate of 3% per annum and matures on May 13, 2015 (the “May 2013 Secured Note”).

Collectively, the January 2013 Secured Note and the May 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $8,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

Payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

Our obligations under the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

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

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly-purified form of the Staphylococcal bacterial protein known as Protein A which is an immune modulating protein produced by bacteria. PRTX-100 has the ability, at very low concentrations, to bind to and to regulate activation of human B-lymphocytes and macrophages which mediate inflammation in certain autoimmune diseases. Laboratory studies indicate that the mechanism involves interaction with specific intracellular signaling pathways. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The PRTX-100-103 Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels up to 1.5 micrograms/kg, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

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

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the Investigational New Drug Application or IND for treating RA. We submitted the IND to the U.S. Food and Drug Administration (the “FDA”) in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We commenced our first Phase I single-dose clinical trial in December 2005 and completed the Phase I clinical trial in March 2006. This trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of a single intravenous dose of PRTX-100. This study demonstrated that PRTX-100 appeared safe and well-tolerated at the doses administered. There were no deaths or serious adverse events. The PK profile was determined and found consistent with that projected from pre-clinical models.

In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report, CMC update, and a protocol for a second single-dose Phase I clinical trial. In July and August 2007 a second Phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well-tolerated. In August 2009, a Phase 1b randomized, double-blind, placebo controlled, multiple dose, dose escalation and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA was approved by the South African Medicines Control Agency. The PRTX-100-103 Study commenced in August 2010 at three sites in South Africa and was completed in January 2012 as detailed below.  In November 2012, we commenced enrollment and dosing of patients in the U.S. for the PRTX-100-104 Study, a second multicenter Phase 1b randomized, multiple-dose, dose-escalation study of PRTX-100 in combination with methotrexate or leflunomide in adults with active RA and is still in progress as detailed below. The PRTX-100-104 Study sequentially escalated the weekly dose of PRTX-100 from 1.5 micrograms/kg, the highest dose in the prior RA patient study, to doses of 3.0, 6.0, and 12.0 micrograms/kg. of PRTX-100.

Idiopathic Thrombocytopenic Purpura - ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. A small clinical trial in adult patients with chronic ITP was designed to provide safety data on repeated weekly dosing with PRTX-100 (the “PRTX-100b-103 Study”). This clinical study was conducted under the Australian and New Zealand Clinical Trial Notification procedure, not under a U.S. IND. After the approval of the clinical protocol by ethics committees at six sites in Australia and one in New Zealand, the PRTX-100b-103 Study began enrolling patients in the second quarter of 2008. A leading Australian clinical research organization was contracted to manage and monitor this clinical trial. The PRTX-100b-103 Study was designed to evaluate the safety and pharmacokinetics of up to four doses of PRTX-100, starting at the lowest dose, and escalating upwards after safety review of the prior dose.

  The PRTX-100b-103 Study proved extremely difficult to enroll due to other on-going ITP Phase III studies and subsequent availability of two new and effective medicines for ITP. Nine patients were dosed at the first two dose levels by the end of the first quarter 2009. At this point further recruitment of patients was suspended. No side effects or toxicities were noted with repeated weekly doses of PRTX-100 that were not seen with single doses in healthy volunteer trials. This repeated-dose safety data from the PRTX-100b-103 Study formed the basis for the clinical trial application to evaluate PRTX-100 in patients with RA.

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

PRTX-100 shows measurable activity in a standard mouse model of autoimmune arthritis. A substantial body of published literature and proprietary data delineate the immune-modulatory activities of PRTX-100, which are distinct from those of current major biologic treatments for rheumatoid arthritis. Accordingly, we believe that RA represents a potentially important clinical indication for treatment with PRTX-100. While recent advances in biologic treatments for RA (with monoclonal antibodies) have improved the prognosis for many patients, many others continue to live with debilitating RA disease activity due either to the cost, side-effects, or limited effectiveness of these newer therapies.

The PRTX-100-103 Study

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active RA on methotrexate. The PRTX-100-103 Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the PRTX-100-103 Study.  A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels and at the higher doses, decreased RA activity as scored by the CDAI.

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

As the disease activity results from the PRTX-100-103 Study demonstrated an acceptable safety profile, we commenced the PRTX-100-104 Study in November 2012 to provide a better understanding of safety and treatment effect on RA disease activity measurements as well as help define the optimal dose.

The PRTX-100-104 Study

In November 2012, we commenced enrollment and dosing of patients in the U.S. for the PRTX-100-104 Study of PRTX-100 in combination with methotrexate or leflunimode in adults with active RA. Similar to the PRTX-100-103 Study, the primary objective of this study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

The sequential dose escalation phase of the PRTX-100-104 Study was expected to enroll up to 40 patients in the U.S. into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. The dose escalation phase could be followed by up to 12 additional patients for cohort expansion at the optimal dose. Following the enrollment and dosing of the fourth cohort, a planned interim safety review by the SMC took place in July 2013. As a result of the review, we elected to expand the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study from 8 patients to 12 patients per group, following completion of the fourth cohort which occurred in August 2013. Each of these dose cohort now include nine active- and three placebo-treated patients per dose group. Accordingly, the sequential dose-escalation phase of the PRTX-100-104 Study with these three expanded cohorts will now enroll up to 44 patients, with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In addition, the SMC indicated that our current plan to amend the PRTX 100-104 Study with respect to the fifth and final dosing cohort did not represent any safety concerns. The proposed amended fifth cohort sub-study, if approved, will include additional monthly maintenance doses of PRTX-100. The dose for infusions will be in the 3.0 micrograms/kg to 6.0 micrograms/kg range. Although patients in the fifth cohort may receive more doses of PRTX-100 than patients in prior cohorts, the cumulative dosage will not exceed that of the current 12.0 micrograms/kg cohort. This fifth cohort sub-study is expected to enroll up to 12 additional patients.

Enrollment in the PRTX-100-104 Study is currently taking place at five study sites in the U.S. which may be expanded by an additional two to five U.S. sites.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In June 2012, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for completion of the PRTX-100-104 Study as well as other future studies. We have also contracted with an FDA-approved facility in Europe for the formulation of new drug product at higher concentrations in anticipation of administering higher dosages in this study as well as in future studies. The stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the U.S. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The PRTX-100-103 Study and the PRTX-100-104 Study utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

Markets

RA is our current focus as a primary indication. RA is a serious autoimmune disorder that causes the body’s immune system to mistakenly produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to both the Arthritis Foundation and the American College of Rheumatology websites during 2012, approximately 1.3 million people in the U.S. have Rheumatoid Arthritis which is approximately 1% of the nation’s adult population. There are nearly three times as many women as men with the disease. The disease occurs in all ethnic groups and in every part of the world.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. It is estimated that despite treatment with current approved RA therapeutics, at least a third of patients continue to have significant disability and limitations due to their disease. Current treatments are costly, some are associated with increased risk of cancer and opportunistic infections, and in most cases must be continued for decades. The market for the existing biologic RA drugs is primarily limited to those countries that have a high per capita income because the cost of treatment is about $30,000 per patient per year. Thus, a large portion of the world’s patient population cannot afford the existing biologic RA drugs. In contrast, we believe that PRTX-100 could potentially provide these patients with a therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio.

Once further developed and approved, we believe that our products could be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed. Given the differences in the regulatory approval process in different parts of the world, it is reasonable to believe that PRTX-100 might first be used in the developing world and then in Europe and North America.

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

Competition

We believe, based on the pre-clinical trials and the results to date of our four Phase I clinical trials, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing therapies, and may cost less to manufacture than competing biologic-based therapies. Current RA treatments are characterized by complex manufacturing methods and, in 2012, resulted in an average annual retail cost of approximately $15,000 to $25,550 per patient. The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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
•      Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®) and (Il-6) tocilizumab (Actemra®);
•      Costimulatory molecule inhibitor (abatacept, Orencia®);
•      Anti CD20 B-cell-directed therapy, rituximab (Rituxan®); and
•      Janus Kinase (JAK) inhibitor, tofacitinib citrate (Xeljanz).

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2012 annual reports, Enbrel generated revenues of approximately $7.9 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.2 billion combined for Johnson & Johnson and Merck, and Abbott reported revenues of $9.3 billion for Humira. The final two TNFa inhibitors, usually second line use, have also increased their revenues. Cimzia generated revenues of $619 million for UCB and Astellas, and Simponi generated revenues of $938 million for Johnson & Johnson and Merck. Orencia generated revenues of $1.2 billion for Bristol Myers Squibb. Kineret generated revenues of $74 million for Amgen, and Actemra generated revenues of $699 million for Roche. Rituxan generated revenues of $6.8 billion for Roche and Xeljanz which was approved in 2012 for Pfizer has not reported revenues to date. These revenues reflect the use of these drugs for RA, other indications and off label uses.

Post-marketing experience has indicated an enhanced risk for serious and opportunistic infections in patients treated with TNF inhibitors. Disseminated tuberculosis due to reactivation of latent disease was also seen commonly within clinical trials of TNF inhibitors. There is also a possibly increased risk of lymphoma in patients treated with TNF inhibitors. TNF inhibitors are not recommended in patients with demyelinating disease or with congestive heart failure. Transient neutropenia or other blood dyscrasias have been reported with Enbrel® and the other TNF inhibitors. There was also an increased risk of serious infections with rituximab therapy in clinical trials, and abatacept has also been associated with an increased risk of serious infections.  In addition, according to a study by a Swedish research group published in November 2012 by the American College of Rheumatology entitled, “Mortality Rates In Patients With Rheumatoid Arthritis Treated With Tumor Necrosis Factor Inhibitors”, following treatment of RA with either of the TNF inhibitors etanercept, infliximab, or adalimumad, mortality rates were on average approximately 1 death per 30 patients treated in the first three years of treatment. Findings such as these indicate that new and safer treatments for autoimmune diseases such as RA are needed.

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

In the U.S., the FDA regulates drugs under the Food Drug and Cosmetic Act, or FDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the U.S. generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

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

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with the drug candidate we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for our drug candidate would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

We are currently evaluating filing for Orphan Drug Designation in the U.S. as well as certain foreign jurisdictions from among several disease indications. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immune systems diseases.

Under the U.S. Orphan Drug Act, Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence of fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a marketing application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan exclusivity period, in which the FDA may not approve any other applications to market the same drug for the same indication for seven years in the U.S., except in limited circumstances.

In addition, outside of the U.S. medicinal products used to treat life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in European Union and medicinal products which, for economic reasons, would be unlikely to be developed without incentives may be granted orphan designation in the European Union. The application for orphan designation is submitted to the European Medicines Agency (EMA) before an application is made for marketing authorization. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten year period, with a limited number of exceptions, neither the competent authorities of the European Union member states nor the EMA are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same orphan indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Patents, Trademarks, and Proprietary Technology

Patents and other proprietary rights are important to our business. Our practice is to file patent applications to protect technology, inventions and improvements to our technologies that are considered important to the development of our business. We have filed several U.S. patent applications and international counterparts of certain of these applications. We also rely upon our trade secrets, know-how, and continuing technological innovations, as well as patents that we may license from other parties, to develop and maintain our competitive position.

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the U.S. and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued in May 2007, as U.S. 7,211,258 (the “258 Patent”). The 258 Patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A. A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008. A further patent for the use of protein A issued as U.S. 7,807,170 in October, 2010 (the “170 Patent”). The 170 Patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s disease, psoriatic arthritis or pemphigus vulgaris. A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, systemic lupus erythematosis (SLE), idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura.

It is our policy to require our employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances.

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

In their report on our May 31, 2013 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We have a history of significant losses, and we may never achieve or sustain profitability.

We have been focused on product development and have not generated any revenues to date. We have incurred operating losses each year of our operations and if we continue to operate we expect to continue to incur operating losses for at least the next several years. We may never become profitable. The process of developing our products requires significant clinical development and laboratory testing and clinical trials, as well as regulatory approvals. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of May 31, 2013, our cumulative net loss was $61,735,053. Our net loss was $6,280,234 for the fiscal year ended May 31, 2013. Our continued losses may adversely affect the value of our Common Stock and may jeopardize our ability to continue our operations.

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

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our products to market and to establish commercial manufacturing, marketing and sales capabilities. If we are unable to raise sufficient additional funds when required, we will likely be required to suspend or cease current operations until such financing is obtained, if ever. Our future capital requirements will depend on many factors, including:

⋅      the progress of pre-clinical development and laboratory testing and clinical trials;
⋅      time and costs involved in obtaining regulatory approvals;
⋅      the number of indications we pursue;
⋅      costs in filing and prosecuting patent applications and enforcing or defending patent claims; and
⋅      the establishment of selected strategic alliances and activities required for product commercialization.

As of May 31, 2013, we had cash and cash equivalents of $2,457,046 and negative net working capital of $2,445,722 compared to cash and cash equivalents of $190,395 and negative net working capital of $2,121,018 as of May 31, 2012. We have suffered recurring losses from operations.

If in the future we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the relatively low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. We cannot, however, be certain that additional financing will be available on acceptable terms or at all.

If we are unable to enroll enough patients to complete our clinical trials, regulatory agencies may delay their review of, or reject our applications, which may result in increased costs and harm our ability to develop products.

If we are not able to enroll enough patients to complete the RA or other planned clinical trials for PRTX-100, regulatory agencies may delay reviewing our applications for approval, or may reject them, based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

Clinical trials are expensive, time consuming and difficult to design and implement. If clinical trials for PRTX-100 don’t provide positive results, we may be required to abandon or repeat such clinical trials.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time-consuming. Even with adequate financing, we estimate that our clinical trials for PRTX-100 will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we can encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

⋅      unforeseen safety issues;
⋅      determination of dosing issues;
⋅      lack of effectiveness during clinical trials
⋅      slower than expected rates of patient recruitment
⋅      inability to monitor patients adequately or after treatment; and
⋅      inability or unwillingness of medical investigators to follow our clinical protocols.

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

We must receive regulatory approval of each of our drugs before we can commercialize or sell that product. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product we develop, as well as the distribution and marketing of these products, are regulated by numerous federal, state and local governmental authorities in the U.S., principally the FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay our receipt of revenues, if any, from PRTX-100 or any other drug we develop. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of PRTX-100 or any other drug we develop or will result in a marketable product.

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

We may never obtain orphan drug status and market exclusivity for any disease indication, and if approved, we could lose orphan market exclusivity if another drug is approved first using the same method of action or demonstrates clinical superiority.

There is no assurance that we will file for an Orphan Drug Designation for any indication, nor if such application is made, that the FDA, the EMA or any other regulatory body will ever approve it. In addition, if an application is approved, Orphan drug exclusive marketing rights may be lost if the FDA, EMA or other regulatory body later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Although obtaining approval to market a product with Orphan drug exclusivity may be advantageous, we cannot be certain that:

⋅      we will be the first to obtain approval for any drug for which we obtain Orphan Drug Designation;
⋅      Orphan Drug Designation will result in any commercial advantage or reduce competition; or
⋅      limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

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

We have tried to protect our proprietary position by filing U.S. and international patent applications related to PRTX-100.  We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued the 258 Patent in May 2007.  The 258 Patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A.  A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008.  A further patent for the use of protein A the 170 Patent was issued in October, 2010.  The 170 Patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s disease, psoriatic arthritis or pemphigus vulgaris.  A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012.  We have also filed for foreign patent protection in Canada, Japan and the European Union.  Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, systemic lupus erythematosis (SLE), idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura.  Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We protect this information by entering into confidentiality agreements with parties that have access to it, such as potential investors, advisors, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information, or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent was to be disclosed to or independently developed by a competitor, our business and financial condition could be adversely affected.

If other companies claim that we infringe their proprietary technology, we may incur liability for damages or be forced to stop our development and commercialization efforts.

Competitors and other third-parties may initiate patent litigation against us in the U.S. or in foreign countries based on existing patents or patents that may be granted in the future. These lawsuits can be expensive and would consume time and other resources even if unsuccessful or brought without merit. Our competitors may have sought or may seek patents that cover aspects of our technology. We are aware that a third-party has a pending patent application for technologies generally related to ours, and more patents for similar technologies may be filed in the future. In the U.S., patent applications may remain confidential after filing or published 18 months after filing.

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

We have relied on, and intend to rely in the future, in part, on third-party contract manufacturers to supply, store and distribute PRTX-100 and other potential products. Any products we develop may be in competition with other product candidates and products for access to these facilities. Thus, we may not be successful in contracting with third-party manufacturers, or they may not be able to manufacture these candidates and products in a cost-effective or timely manner. Additionally, our reliance on third-party manufacturers exposes us to the following risks, any of which could delay or prevent the completion of (x) our clinical trials, (y) the approval of our products by the FDA or (z) the commercialization of our products, resulting in higher costs or depriving us of potential product revenues:

⋅      Contract manufacturers are obliged to operate in accordance with FDA-mandated cGMPs. Their failure to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products. Additionally, failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

⋅      It may be difficult or impossible for us to find replacement manufacturers quickly on acceptable terms, or at all. For example, we have initially relied on a single contract drug substance manufacturer, Eurogentec S.A., to produce PRTX-100. Changing this manufacturer, or changing the manufacturer for any other products we develop, may be difficult, time consuming and expensive. The number of potential manufacturers is limited, and changing manufacturers may require confirmation of the analytical methods of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such confirmation of the analytical methods may be costly and time-consuming.

⋅      Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.

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

We believe Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our current planned clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot or will not produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be significantly delayed and our ability to commercialize this product could be impaired or precluded.

If we do not have adequate clinical trial material available to complete our clinical trials, which could also lead to a significant delay in continuing and /or commencing our clinical trial programs, we may be unable to obtain FDA approval and our ability to commercialize this product could be impaired or precluded.

We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

If any of our potential products were approved by the FDA or foreign regulatory agencies for commercial sale, we would need to manufacture them in larger quantities. We have no manufacturing facilities at this time, and we have no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing facilities. Thus, we would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow us to commercialize it. If we are unable to increase the manufacturing capacity for PRTX-100, or any other product we may develop, we may experience delays in or shortages in supply when launching them commercially.

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

We depend on the members of our management staff, Scientific Advisory Board and a small number of third-party consultants to provide the expertise needed to carry out our business objectives. The loss of any of these individuals’ services may significantly delay or prevent the achievement of research, development or business objectives and could negatively affect our business, financial condition and results of operations if their replacements are not promptly retained. We face intense competition for such personnel and consultants. Such replacements are predicated, among other conditions, on our ability to raise additional funding. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future, with or without adequate additional financing. We do not maintain key person life insurance on any of these individuals.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liabilities claims, regardless of their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our product. We currently maintain a $2,000,000 general liability insurance policy, a global $5,000,000 clinical liability insurance policy and as required, country specific clinical liability insurance will be procured. We intend to expand our liability insurance coverage for any products for which we obtain marketing approval, however, such insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims or field actions, we may be unable to continue to market our products and develop new markets.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our Common Stock include:

⋅      announcements of the introduction of new products by us or our competitors;
⋅      market conditions in the pharmaceutical and biotechnology sectors;
⋅      rumors relating to us or our competitors;
⋅      litigation or public concern about the safety of our potential products;
⋅      our quarterly operating results;
⋅      deviations in our operating results from the estimates of securities analysts;
⋅      FDA or international regulatory actions;
⋅      depth and liquidity of the market for our Common Stock; and
⋅      inability to raise adequate capital.

Because of the limited trading market for our Common Stock, and because of the significant price volatility, you may not be able to sell your shares of Common Stock when you desire to do so. During the fiscal year ended May 31, 2013, our stock price ranged from a high of $2.40 to a low of $0.40 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss as a result of such illiquidity and because the price for our Common Stock may suffer greater declines due to its price volatility.

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

Control by single stockholder

Niobe beneficially owns approximately 79% of our outstanding Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

	High	Low
2012*
First Quarter	$1.75	$1.12
Second Quarter	2.50	0.52
Third Quarter	2.00	0.52
Fourth Quarter	1.88	0.61

2013*
First Quarter	$1.50	$0.40
Second Quarter	1.66	0.51
Third Quarter	1.39	0.85
Fourth Quarter	2.40	0.79

*  The prices for the fiscal years ended May 31, 2012 and 2013 are actual sale prices because the bid price information was not available.

(b)      Holders.     As of August 21, 2013, there were approximately 63 holders of record of our Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c)      Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Unregistered Sale of Equity Securities
During the fiscal year ended May 31, 2013, we issued non-qualified stock options exercisable for an aggregate of 1,000,000 shares of our Common Stock, at prices ranging from $1.01 per share to $1.39 per share, to two consultants and our CFO. All of these options expire 10 years from the date of grant.

All of the foregoing options are subject to vesting and forfeiture and were issued in reliance upon the exemptions from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 6.      SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2013 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of highly-purified staphylococcal protein A, which is an immune modulating protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate (the “PRTX-100-103 Study”). The PRTX-100-103 Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the PRTX-100-103 Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Safety and disease were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies.

In November 2012, we commenced enrollment and dosing of patients in the U.S. for our new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate and leflunomide in adults with active RA. The sequential dose escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy. The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we elected to expand the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study from eight patients to 12 patients per group. With these three expansion cohorts, the dosing groups now each include nine active- and three placebo-treated patients. Accordingly, the sequential dose-escalation phase of the PRTX-100-104 Study, which includes these three expanded cohorts, will now enroll up to 44 patients, with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

We maintain an administrative office in Summit, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

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

Change in Control and Incremental Financing Transactions

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction (the “Financing”) in which we raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

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

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, we issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”). The $2 Million Secured Convertible Note provided for conversion into shares of our Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of our Common Stock (net of accrued interest thereon), bore interest at a rate of 3% per annum and matured on December 31, 2013. The original maturity was December 31, 2012 but in December 2012 Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest under the $2 Million Secured Convertible Note of $155,000 into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe. We issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, we raised an additional $1,000,000 of working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, we raised $800,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $800,000, which bear interest at a rate of 3% per annum and matures on October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, we raised $700,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, we raised $2,500,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bears interest at a rate of 3% per annum and matures on January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, we raised $2,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bears interest at a rate of 3% per annum and matures on May 13, 2015 (the “May 2013 Secured Note”).

Collectively, the January 2013 Secured Note and the May 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $8,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

In addition, payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes. Our obligations under the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including our intellectual property.

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

The preparation of our financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates have a material impact on our financial statements and are discussed in detail throughout this Report.

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

Results of Operations

Fiscal year ended May 31, 2013 compared to fiscal year ended May 31, 2012

Research and Development Expenses – Research and Development expenses increased from $1,900,001 in our 2012 fiscal year to $3,833,401 in our 2013 fiscal year. The increase of $1,933,400, or 102%, was primarily the result of increased activity associated with our clinical study in the US, as disclosed above and the formulation and production of more of our bulk drug substance, drug product, and placebo. During such period, we engaged more consultants and incurred other clinical study-related expenses as we enrolled patients and analyzed study data.

Administrative Expenses - Administrative expenses increased to $1,345,152 in our 2013 fiscal year from $1,291,867 in our 2012 fiscal year. The increase, $53,000, was related to an increase in non-cash stock compensation offset by declines in many of the other general and administrative expenses that constitute this category.

Professional Fees - Professional fees increased from $309,696 in our 2012 fiscal year to $440,751 in fiscal year 2013. The increase of $131,000, or 42%, was due primarily to increases in consulting and advisory expenses.

Interest Expense – Interest expense decreased from $943,607 in fiscal year 2012 to $663,866 in fiscal year 2013. The decrease was attributable to no longer having any interest expense associated with the beneficial conversion feature of the $2 Million Secured Convertible Note offset by increases due to us having more significant amounts of debt outstanding during FY 2013 compared to FY 2012.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2013 was $61,735,053 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Liquidity and Capital Resources

Since 1999, we have incurred significant losses and we expect to experience operating losses and negative operating cash flow for the foreseeable future. Historically, our primary source of cash to meet short-term and long-term liquidity needs has been the sale of shares of our Common Stock and loans from our majority stockholder. We have issued shares in private placements at discounts to then current market price.

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

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility, and issued to Niobe the $2 million Secured Convertible Note. On the same date, Niobe converted the $1 Million Secured Note and accrued interest thereon, into 4,510,870 shares of our Common Stock.

From February 1, 2012 through May 31, 2013 we raised an aggregate of $8,000,000 of working capital pursuant to six loans from Niobe, in varying principal amounts and issued to Niobe the Secured Notes.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2013 and 2012 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes. We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2013 and beyond due to continuing research and development activities.

Net Cash Used In Investing Activities and Investing Requirements Outlook

We do not expect to be required to make any significant investments in information technology and laboratory equipment to support our future research and development activities. In August 2008, we sold laboratory equipment with net proceeds of $200,000.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of PRTX-100, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing PRTX-100, especially in the U.S. We expect to continue to use our cash and investments resources to fund operating and investing activities.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)     Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2013, our internal control over financial reporting is effective based on these criteria.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

On August 27, 2013, we issued 9,369,565 shares of our common stock to Niobe upon the conversion of the $2 Million Secured Convertible Note, including $155,000 of accrued interest thereon. The shares were issued in reliance upon the exemption from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

On August 27, 2013, we raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on August 27, 2015 (the “August 2013 Secured Note”).

Our obligations under the August 2013 Secured Note, and all prior borrowings from Niobe, are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including its intellectual property.  In addition, payment of the principal and accrued interest on the August 2013 Secured Note will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the August 2013 Secured Note.

The foregoing August 2013 Secured Note and the security agreement are filed as Exhibits 4.9 and 10.21, respectively, to this Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 1, 2013:

Name	Age	Title
Arnold P. Kling	55	President and Director
Kirk M. Warshaw	55	Chief Financial Officer, Secretary and Director
John E. Doherty	59	Director

Arnold P. Kling.  Mr. Kling has served as our president and director since November 2009. For the past 12 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a Director and President of 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer, secretary and director since November 2009. Mr. Warshaw is a financial professional who, since 1990, has provided clients in various industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer of Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH). Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2009, have given him the expertise needed to serve as one of our directors.

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

Edward Bernton, M.D., serves as Chairman of our SAB pursuant to a consulting agreement effective December 1, 2009, and as amended effective as of April 10, 2012, as well as our Chief Scientific Officer and has a background in pharmacology, clinical immunology, and experimental medicine. Dr. Bernton prior to this was Senior Director, Clinical Development, at Emergent Biosolutions (NYSE: EBS), a biopharmaceutical company focused on the development, manufacturing and commercialization of vaccines and therapeutic antibodies that assist the body’s immune system to prevent or treat disease. He also served as our medical director and worked as a consultant in clinical pharmacology and early-phase drug development prior to December 2009. His medical subspecialties include internal medicine, allergy/immunology, and diagnostic laboratory immunology. He served five years as Scientific Director for PAREXEL International Corporation’s (Nasdaq: PRXL) Clinical Pharmacology in North America. He has served as protocol author or investigator on over 30 Phase I clinical trials including many first-in-man studies for novel small molecules, biopharmaceutics, and vaccines. Other past experience includes, serving three years as a regulatory and product development consultant at Quintiles, a bio and pharmaceutical services provider offering clinical, commercial, consulting and capital solutions, serving three years as Chief Medical Officer or VP at various Biotech start-ups and serving 12 years in both basic and clinical research in pharmacology, immunology, infectious diseases, and vaccinology while on active duty at Walter Reed Army Institute of Research.

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

William E. Gannon, Jr., M.D., serves as our Chief Medical Officer pursuant to a consulting agreement effective December 1, 2009. He also serves as Chief Scientific Officer & Medical Director for Capital City Technical Consulting (CCTC) in Washington, DC. In addition to receiving his medical training and clinical work at Ross University, Case Western Reserve and George Washington University, Dr. Gannon obtained an M.B.A. in 1988 and has since built a wealth of experience in the management of clinical trials including designing the trials and building operational teams to ensure their successful completion. Dr. Gannon has held positions in multinational Clinical Research Organizations, medical device, biotech and pharmaceutical firms. In his most recent position prior to CCTC, Inc., Dr, Gannon served as Vice President – Clinical & Medical Affairs in biotechnology arena. Dr. Gannon’s primary focus has been on oncology therapeutic and diagnostic applications, but possesses a broad range of experience across therapeutic categories. Dr. Gannon has managed clinical trials and operations as well as the design, corporate and regulatory strategies, regulatory submissions and execution of Phase I through Phase IV clinical trials in the U.S., Europe and Asia. Additionally, Dr. Gannon is involved in philanthropy in the Washington, DC area and currently serves on the Board of Directors for The Mautner Project – The National Lesbian Health organization.

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

Director Independence

Our Board has determined that Mr. Doherty is “independent” in accordance with the NASDAQ’s independence standards. In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of its independent directors’ ability to continue to serve on the Board. To that end, for the fiscal year ended May 31, 2013, the Board considered all the compensation paid to Mr. Doherty, as disclosed below in “Item 11 – Executive Compensation – Compensation of Directors,” and determined that such compensation was within the limits of the independence standards set by the NASDAQ and did not impact his ability to continue to serve as an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

Our Board adopted a code of ethics that applies to its directors, officers and employees as well as those of our subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, NJ 07901.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)

Arnold P. Kling,	2013	$72,000	0	$72,000
President	2012	$72,000	0	$72,000

Kirk M. Warshaw,	2013	$72,000	$164,500	$236,500
Chief Financial Officer	2012	$72,000	$211,850	$370,830

(1)      Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report.

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

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2013:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kirk M Warshaw, Chief Financial Officer	750,543			$0.25	12/29/2019
	250,000			$1.01	11/01/2021
	175,000	175,000	(1)	$1.05	05/22/2023

(1) Granted on May 22, 2013 (the “Grant Date”), this option is exercisable to acquire 50% of the underlying shares on the Grant Date and 100% of the underlying shares on the 6 month anniversary of the Grant Date.

Compensation of Directors

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
John E. Doherty(2)	$24,000	$-	$24,000	(1)	$48,000

(1) Consulting fees paid to Mr. Doherty as a member of the SAB.
(2) At May 31, 2013, Mr. Doherty held options exercisable for an aggregate of 400,000 shares at exercise prices ranging from $0.50 to $1.01 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 27, 2013, the number of shares of our Common Stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. On December 8, 2010, we effected a reverse stock split of the outstanding shares of our Common Stock on the basis of one new share of Common Stock for each five shares of Common Stock outstanding. Accordingly, the number of shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group have been adjusted to reflect the reverse stock split. Unless otherwise indicated, the address of each person listed below is in the care of Protalex, Inc., 133 Summit Avenue, Suite 22, Summit, New Jersey 07901.

	Shares Beneficially Owned(1)
	Number	Percent
Name and Title
Arnold P. Kling, president and director (2)(6)	22,418,105	79.2%
Kirk M. Warshaw, CFO, secretary and director (3)	1,175,543	3.9%
John E. Doherty, director (4)	942,532	3.2%
Officers and Directors as a group (3 persons) (5)	24,262,993	82.1%

5% Beneficial Owners
Niobe Ventures LLC (6)
410 Park Avenue – Suite 1710
New York, NY 10022	22,413,043	79.2%

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
(3) Consists of options to purchase 750,543 shares of Common Stock at an exercise price of $0.25 per share, 250,000 shares of Common Stock at an exercise price of $1.01 per share, and 175,000 shares of Common Stock at an exercise price of $1.05 per share.
(4) Includes options to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share and 200,000 shares of Common Stock at an exercise price of $1.01 per share.
(5) Includes: (i) 9,369,565 shares of Common Stock issued upon conversion of the $2 Million Secured Convertible Note including accrued interest thereon as of August 27, 2013 deemed to be beneficially owned by Arnold P. Kling as the manager of Niobe Ventures, LLC; and (ii) options to purchase an aggregate of 2,118,075 shares of Common Stock beneficially owned by Messrs. Warshaw and Doherty.
(6) Includes 9,369,565 shares of Common Stock issued upon conversion of the $2 Million Secured Convertible Note including accrued interest thereon as of August 27, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	77,000	$10.56	611,616

Equity compensation plans not approved by security holders – Stand Alone Option Grants	2,980,543	$0.84	Not applicable
Total	3,057,543	$1.09	611,616

During the fiscal year ended May 31, 2013, options for an aggregate of 1,000,000 shares of our Common Stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation to three professionals who provide us with services. These options are ten year options with exercise prices ranging from $1.05 to $1.39, they vest from the first anniversary to the third anniversary from the date of grant and some are subject to earlier vesting upon the achievement of each of three milestones including, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing transaction.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described herein above, during the years ended May 31, 2012 and May 31, 2013, we raised an aggregate of $8,000,000 of working capital from six separate loans, in varying principal amounts, from Niobe and issued to Niobe the Secured Notes.

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to the Facility, we issued to Niobe the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest under the $2 Million Secured Convertible Note of $155,000 into 9,369,565 shares of Common Stock.

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

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2013 and 2012 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Liggett, Vogt & Webb P.A in the fiscal year ended May 31, 2013 and Sherb & Co., LLP, for the fiscal year ended May 31, 2012 are as follows:

	2013	2012
Audit fees*	$33,500	$30,500
Audit related fees	0	0
Tax fees	4,500	4,500
All other fees	0	0
Total fees	$38,000	$35,000

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

2. Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006
4.1	Secured Convertible Promissory Note dated November 11, 2009	Incorporated by reference, to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010
4.2	$2 Million Senior Secured Convertible Promissory Note dated February 11, 2011	Incorporated by reference, to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on April 12, 2011
4.3	$1 Million Secured Convertible Promissory Note dated February 1, 2012	Incorporated by reference, to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
4.4	$1 Million Secured Convertible Promissory Note dated June 5, 2012	Incorporated by reference, to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
4.5	$800,000 Secured Promissory Note dated October 1, 2012	Incorporate by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on January 1, 2013.
4.6	$700,000 Secured Promissory Note dated December 3, 2012	Incorporate by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10Q filed on January 1, 2013.
4.7	$2.5 Million Secured Promissory Note dated January 18, 2013	Incorporate by reference to Exhibit 4.1 to the Company’s Current Report Form 8-K filed on January 22, 2013.
4.8	$2.0 Million Secured Promissory Note dated May 13, 2013.	Incorporate by reference to Exhibit 4.1 to the Company’s Current Report Form 8-K filed on May 14, 2013.

4.9	$1 Million Secured Promissory Note dated August 27, 2013	Filed herewith.
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference, to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.8	Note and Common Stock Purchase Agreement dated November 11, 2009, between the Company and Niobe Ventures, LLC	Incorporated by reference, to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.9	Final Form of Credit Facility Agreement dated as of December 2, 2009, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K filed on December 2, 2009.
10.10	Final Form of 3rd Amended and Restated Security Agreement dated as of June 5, 2012, between the Company and Niobe Ventures, LLC	Incorporated by reference, to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.11**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q filed on January 8, 2010 .
10.12**	Form of Non-Qualified Stock Option Agreement with John Doherty	Incorporate by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10Q filed on April 7, 2010.
10.13**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference, to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.14**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011.	Incorporated by reference, to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.15**	Form of Non-Qualified Stock Option Agreement with John Doherty, dated November 1, 2011.	Incorporated by reference, to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.16**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011.	Incorporated by reference, to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.17	Final Form of 4th Amended and Restated Security Agreement dated as of October 1, 2012, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed on January 1, 2013.
10.18	Final Form of 5th Amended and Restated Security Agreement dated as of December 3, 2012, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed on January 1, 2013.
10.19	Sixth Amended and Restated Security Agreement dated as of January 18, 2013, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed on January 22, 2013.
10.20	Seventh Amended and Restated Security Agreement dated as of May 13, 2013, between the Company and Niobe Ventures, LLC	Incorporate by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed on May 14, 2013.
10.21	Eighth Amended and Restated Security Agreement dated as of August 27, 2013, between the Company and Niobe Ventures, LLC	Filed herewith.
23.1	Consent of Liggett, Vogt & Webb, P.A.	Filed herewith.
23.2	Consent of Sherb & Co, LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

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

Date: August 28, 2013

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 28, 2013

/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: August 28, 2013

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 28, 2013

/s/John E. Doherty
John E. Doherty, Director

PROTALEX, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3

Financial Statements
Balance Sheets at May 31, 2013 and 2012 (Audited)	F-4
Statements of Operations for the Years Ended May 31, 2013 and 2012 (Audited),
and from Inception (September 17, 1999) through May 31, 2013 (Unaudited)	F-5
Statement of Changes in Stockholders’ Equity (Deficit) from Inception (September 17, 1999)
through May 31, 2013	F-6
Statements of Cash Flows for the Years Ended May 31, 2013 and 2012 (Audited) and
from Inception (September 17, 1999) through May 31, 2013 (Unaudited)	F-10
NOTES TO FINANCIAL STATEMENTS	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Protalex, Inc.
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheet of Protalex, Inc. (A Development Stage Company) as of May 31, 2013 and the related statements of operations, changes in stockholders’ equity ( deficit ) , and cash flows for the year then ended May 31, 2013. We have also audited the amounts presented for the period June 1, 2012 to May 31, 2013, included in the statements of stockholders’ equity ( deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 17, 1999 (inception) to May 31, 2013. We did not audit the period September 17, 1999 (inception) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2013 and the results of its operations and its cash flows for the year ended May 31, 2013, and the amounts presented for the period June 1, 2012 to May 31, 2013 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 17, 1999 (inception) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, NY
August 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Protalex, Inc.
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheet of Protalex, Inc. (A Development Stage Company) as of May 31, 2012 and the related statements of operations, changes in stockholders’ equity ( deficit ) , and cash flows for the year then ended May 31, 2012. We have also audited the amounts presented for the period June 1, 2009 to May 31, 2012, included in the statements of stockholders’ equity ( deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 17, 1999 (inception) to May 31, 2012. We did not audit the period September 17, 1999 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2012 , and the amounts presented for the period June 1, 2009 to May 31, 2012 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from September 17, 1999 (inception) to May 31, 2012 and the results of its operations and its cash flows for each of the years ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
August 24, 2012

PROTALEX, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$2,457,046	$190,395
Prepaid expenses	42,320	42,679
Total current assets	2,499,366	233,074

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $13,068 and $12,048 as
of May 31, 2013 and May 31, 2012, respectively	6,467	7,487

Total other assets	6,467	7,487

Total Assets	$2,505,833	$240,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$671,738	$182,861
Accrued expenses	62,517	576,733
Current portion – long term debt– related party	4,210,833	1,594,498

Total current liabilities	4,945,088	2,354,092

LONG TERM LIABILITIES:
Senior Secured Note – related party	6,000,000	1,000,000
Senior Secured Note Accrued Interest – related party	57,616	10,083
Total liabilities	11,002,704	3,364,175

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 18,926,615 and 18,926,615 shares issued and outstanding, respectively	189	189
Additional paid in capital	53,237,993	52,331,016
Deficit accumulated during the development stage	(61,735,053)	(55,454,819)
Total stockholders’ equity (deficit)	(8,496,871)	(3,123,614)
Total liabilities and stockholders’ equity (deficit)	$2,505,833	$240,561

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended May 31, 2013	Year Ended May 31, 2012	From Inception (September 17, 1999) Through May 31, 2013
			(Unaudited)
Revenues	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	3,833,401	1,900,001	36,375,494
Administrative (including depreciation and amortization)	1,345,152	1,291,867	19,814,435
Professional fees	440,751	309,696	5,071,602
Depreciation and amortization	1,020	1,020	182,966
Operating loss	(5,620,324)	(3,502,584)	(61,444,497)

Other income (expense)
Interest income	3,956	1,607	2,211,846
Interest expense	(663,866)	(943,607)	(2,502,402)
Net loss	$(6,280,234)	$(4,444,584)	$(61,735,053)
Weighted average number of common shares outstanding	18,926,615	18,926,615
Loss per common share – basic and diluted	$(0.33)	$(0.23)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (September 17, 1999) through May 31, 2013
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

From Inception (September 17, 1999) through May 31, 2013
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

From Inception (September 17, 1999) through May 31, 2013
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

PROTALEX, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through May 31, 2013

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	0	0	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	0	300,374	0	0	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	0	15,200	0	0	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	0	0	1,826,850	0	0	1,826,850
Net loss for the year ended May 31, 2007	0	0	0	0	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	0	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	0	0	1,011,025	0	0	1,011,025
Net loss for the year ended May 31, 2008	0	0	0	0	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	0	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	0	0	753,268	0	0	753,268
Net loss for the year ended May 31, 2009	0	0	0	0	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	0	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	0	0	335,741	0	0	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	0	0	521,793	0	0	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	0	0	2,000,000
Net loss for the year ended May 31, 2010	0	0	0	0	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	0	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	0	0	124,722	0	0	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	0	0	1,616,667	0	0	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	0	0	1,037,500
Net loss for the year ended May31, 2011	0	0	0	0	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	0	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	829,144	0	0	829,144
Net loss for the year ended May31, 2012	0	0	0	0	(4,444,584)	(4,444,584)
Balance, May 31, 2012	18,926,615	189	52,331,016	0	(55,454,819)	(3,123,614)
June 1, 2012 – May 31, 2013 – shared-based expense to employees and debt holders	0	0	906,977	0	0	906,977
Net loss for the year ended May31, 2013	0	0	0	0	(6,280,234)	(6,280,234)
Balance, May 31, 2013	18,926,615	$189	$53,237,993	$0	$(61,735,053)	$(8,496,871)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	From Inception (September 17, 1999)
	Ended	Ended	Through
	May 31,	May 31,	May 31,
	2013	2012	2013
			( Unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,280,234)	$(4,444,584)	$(61,735,053)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	1,020	934,544	1,971,143
Equity based expense	906,977	829,144	8,593,971

(Increase)/decrease in:
Prepaid expenses and deposits	360	(4,239)	(50,310)
Increase/(decrease) in:
Accounts payable and accrued expenses	638,528	333,505	1,408,205
Net cash and cash equivalents used in operating activities	(4,733,349)	(2,351,630)	(49,893,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	7,000,000	1,000,000	11,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	7,000,000	1,000,000	53,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,266,651	(1,351,630)	2,457,046
Cash and cash equivalents, beginning	190,395	1,542,025	0
Cash and cash equivalents, ending	$2,457,046	$190,395	$2,457,046

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100

NON-CASH FINANCING ACTIVITIES:
Conversion of debt to equity	$0	$0	$1,037,500

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years Ended May 31, 2013 and 2012

1.       ORGANIZATION AND BUSINESS ACTIVITIES

The Company is a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases including rheumatoid arthritis(RA).  Its lead product, PRTX-100, is a formulation of highly-purified form of staphylococcal protein A, which is an immune modulating protein produced by bacteria.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials.  The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketable.

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

2. CHANGE OF OWNERSHIP TRANSACTION

On November 11, 2009 (the “Effective Date”), the Company consummated a financing transaction (the “Financing”) in which it raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, the Company issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

On February 11, 2011, for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”). The $2 Million Secured Convertible Note provided for conversion of interest and principal into shares of the Company’s Common Stock at a conversion price of $0.23 per share, bore interest at a rate of 3% per annum and had a maturity date of December 31, 2013. The original maturity was December 31, 2012 but in December 2012 Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

       The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that the Company have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if the Company undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of the Company’s assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note.

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, the Company raised an additional $1,000,000 of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, the Company raised $800,000 of additional working capital pursuant to loans from Niobe and issued to Niobe secured promissory notes in the principal amount of $800,000, which bear interest at a rate of 3% per annum and matures on October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, the Company raised $700,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, the Company raised $2,500,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bears interest at a rate of 3% per annum and matures on January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, the Company raised $2,000,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bears interest at a rate of 3% per annum and matures on May 13, 2015 (the “May 2013 Secured Note”).

Collectively, the January 2013 Secured Note and the May 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $8,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

Payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

The Company’s obligations under the Secured Notes and the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of its personal property and assets, including its intellectual property.

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

3.       GOING CONCERN

Since inception, the Company has incurred an accumulated deficit of $61,735,053 through May 31, 2013. For the years ended May 31, 2013 and 2012, the Company had net losses of $6,280,234 and $4,444,584, respectively.  The Company has used $4,733,349 and $2,351,630 of cash in operating activities for the years ended May 31 2013 and 2012, respectively.  As of May 31, 2013, the Company had cash and cash equivalents of $2,457,046 and negative net working capital of $2,445,722. The Company has incurred negative cash flow from operating activities since its inception.   The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2013 and 2012, the Company had a total of 3,057,543 and 2,268,927, respectively, of potentially dilutive securities comprised solely of stock options.

Share-Based Compensation

The Company adopted the FASB accounting guidance for share based payment transactions. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options.  The compensation cost included in operating expenses was $906,977 and $829,144 for the years ended May 31, 2013 and 2012, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.   No tax benefit was recorded as of May 31, 2013 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carry forwards.

The Board adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 77,000 have been issued and 800 were exercised. The Company has issued 2,980,543 stock options as stand-alone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board.

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

As of May 31, 2013, there were 3,057,543 stock options outstanding. At May 31, 2013, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $351,821 (net of estimated forfeitures) and will be recognized over a weighted average period of six months. For the year ended May 31, 2013, the Company granted 1,000,000 stock options, with a fair value of $943,450 (net of estimated forfeitures). 211,385 options expired and none were forfeited.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May 31, 2013	Year Ended May 31, 2012	From Inception Through May 31, 2013
Dividends per year	0	0	0
Volatility percentage	418%-426%	97.5%	90%-426%
Risk free interest rate	2.13%	3.47%	2.07%-5.11%
Expected life (years)	7-10	7-10	3-10
Weighted Average Fair Value	$1.22	$1.01	$2.30

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020, $1,020 and $13,068 for the years ended May 31, 2013, 2012 and from inception through May 31, 2013, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2013. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

The FASB accounting guidance for income taxes establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, ASC 740 must be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying this accounting guidance is to be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

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

5.       INCOME TAXES

For the years ended May 31, 2013 and 2012, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2013	Year Ended May 31, 2012
Current:
Federal	$0	$0
State	0	0

Deferred:
Federal	2,135,000	1,511,000
State	377,000	267,000
Tax credits	249,000	109,000
Permanent timing difference	(467,000)	(727,000)
Increase in valuation allowance	(2,294,000)	(1,160,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2013 and 2012 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2013	Year Ended May 31, 2012
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	37%	26%
Permanent timing differences	7%	18%
General business credit/other	(4)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2013 and 2012 are as follows:

	May 31, 2013	May 31, 2012
Assets:
Net operating losses	$19,810,000	$17,770,000
Severance accrual	0	0
General business credit	2,355,000	2,106,000
Deferred tax assets	22,165,000	19,876,000
Liability:
Gross deferred tax asset	22,165,000	19,876,000
Less valuation allowance	(22,165,000)	(19,876,000)
Deferred tax asset, net of valuation allowance	$0	$0

The gross deferred tax assets have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $49,528,000 as of May 31, 2013 expires beginning in 2021 through 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.   Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 and 383 limitations on the amount to be utilized in a given year.

The Company adopted the provisions of the FASB issued accounting guidance, Accounting for Uncertainty in Income Taxes. Previously, the Company had accounted for tax contingencies in accordance with the FASB issued accounting guidance, Accounting for Contingencies. As required by the accounting guidance, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of May 31, 2013, the Company has no uncertain tax positions to be disclosed.

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

On February 11, 2011: (i) Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock; and (ii) for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) between the Company and Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”). The $2 Million Secured Note is convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bears interest at a rate of 3% per annum and had an original maturity date of December 31, 2012. In December 2012, Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note.

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, the Company raised an additional $1,000,000 of working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, the Company raised $800,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $800,000, which bear interest at a rate of 3% per annum and matures on October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, the Company raised $700,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, the Company raised $2,500,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bears interest at a rate of 3% per annum and matures on January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, the Company raised $2,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bears interest at a rate of 3% per annum and matures on May 13, 2015 (the “May 2013 Secured Note”).

Collectively, the January 2013 Secured Note and the May 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $8,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

Payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

The Company’s obligations under the $2 Million Secured Convertible Note and the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property.

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

Niobe, a majority stockholder of the Company and the holder of the Secured Notes, is controlled by the Company’s President and Director, Arnold P. Kling.

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

During the fiscal year ended May 31, 2013, the Company issued an aggregate of 350,000 options to Mr. Warshaw. The 350,000 options issued during the fiscal year ended May 31, 2013 have a ten year life with an exercise price of $1.05. These options vested 50% upon issuance and the remainder will vest on May 22, 2014. The 350,000 options have been valued at $329,000 for which $164,500 of compensation expense has been recorded.

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

7.       STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of the Company’s Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of the Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2013, options to purchase 3,057,543 shares of the Company’s Common Stock were outstanding, of which 77,000 were issued and 800 were exercised under the Company’s 2003 Stock Option Plan and the remaining 2,980,543 were issued and 400 were exercised as standalone options. As of May 31, 2013, options to purchase 2,302,543 shares of the Company’s Common Stock are exercisable.

The 1,000,000 options issued during the year ended May 31, 2013 are ten year options with exercise prices ranging from $1.05 to 1.39 per share. Some of these options vested 50% upon issuance and the remainder vest on their one year anniversary. Some options vest ratably over 2 years while some vest upon the achievement of certain benchmarks. The options issued during the year ended May 31, 2013 have been valued at $943,450 for which $591,629 of compensation expense has been recorded. The balance of the option expense recorded during the year ended May 31, 2013 is related to options issued in prior years.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2013 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2011	1,538,927	$1.99	3.70
Granted	750,000	$1.01	10
Exercised	0	0	0
Forfeited	0	0	0
Expired	(20,000)	0	0
Outstanding at May 31, 2012	2,268,927	$1.27	7.65
Granted	1,000,000	$1.22	10
Exercised	0	0	0
Forfeited	0	—	0
Expired	(211,385)	$7.52	0
Outstanding at May 31, 2013	3,057,542	$1.09	8.08
Exercisable at May 31, 2013	2,332,543	$1.10	7.60

The outstanding and exercisable stock options as of May 31, 2013 and 2012 had an intrinsic value of $351,821 and $692,902, respectively.

The 1,000,000 options issued during the year were issued at an exercise price that was equal to the market price at the time the options were granted.

The following summarizes certain information regarding stock options at May 31, 2013:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	1,230,543	$0.44	7.07	1,230,543	$0.44	7.07
$1.01 – 5.00	1,750,000	$1.13	8.95	1,025,000	1.13	8.95
$5.01 – 10.00	40,000	$7.50	.3	40,000	$7.50	.3
$10.01 – 15.00	37,000	$13.86	2.6	37,000	$13.86	2.6
	3,057,543	$1.09	8.08	2,332,543	$1.10	7.60

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

The Company evaluated the conversion feature of the $1 Million Secured Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On November 11, 2009, the date of issuance of the $1 Million Secured Note, the fair market value of each of the Company’s shares was $0.35. The Company has determined that the maximum allocation to the conversion feature should be $521,793 and will reduce the face amount of the convertible debt carried on its balance sheet. This discount will be amortized over 36 months and will serve to increase the interest expense of the $1 Million Secured Note during its term.

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

For the purpose of providing the Company with additional working capital, on February 11, 2011, pursuant to the Credit Facility Agreement, Niobe acquired from the Company a senior secured convertible promissory note, dated February 11, 2011 (the “$2 Million Secured Convertible Note”), in the principal amount of $2,000,000, convertible into Common Stock at a conversion price equal to $0.23 per share for an aggregate of 8,695,652 shares of Common Stock (not including accrued interest thereon.) The $2 Million Secured Convertible Note bears interest at a rate of 3% per annum and had an original maturity date of December 31, 2012. In December 2012, Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

The Company evaluated the conversion feature of the $2 Million Secured Convertible Note and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 11, 2011, the date of issuance of the $2 Million Secured Convertible Note, the fair market value of each of the Company’s shares was $1.20. The Company determined that the maximum allocation to the conversion feature should be $1,616,667 and reduced the face amount of the convertible debt carried on its balance sheet. This discount was amortized over 22 months and served to increase the interest expense of the Secured Note during its term. As of May 31, 2013, none of the original discount remained.

In connection with the Facility, on December 2, 2009, the Security Agreement securing the Company’s obligations under the $1 Million Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”). Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of its personal property and assets, including its intellectual property to collateralize all amounts due to it under the Secured Note and the Facility.

The Amended Security Agreement was amended in connection with the Company’s issuance of the Secured Notes (as described in Note 9, below).

9. SENIOR SECURED NOTE – RELATED PARTY

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe its majority stockholder, which is controlled by the Company’s President and Director, Arnold P. Kling. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, the Company raised an additional $1,000,000 of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, the Company raised $800,000 of additional working capital pursuant to loans from Niobe and issued to Niobe secured promissory notes in the principal amount of $800,000, which bear interest at a rate of 3% per annum and matures on October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, the Company raised $700,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bears interest at a rate of 3% per annum and matures on October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, the Company raised $2,500,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bears interest at a rate of 3% per annum and matures on January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, the Company raised $2,000,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bears interest at a rate of 3% per annum and matures on May 13, 2015 (the “May 2013 Secured Note”).

Collectively, the January 2013 Secured Note and the May 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $8,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

Payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

The Company’s obligations under the $2 Million Secured Convertible Note and the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property.

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

11. SUBSEQUENT EVENTS

On August 27, 2013, Niobe elected to convert the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on August 27, 2015.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.