Form 10-Q
period 2013-08-31
PROTALEX INC
filed 2013-10-11
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 11, 2013: 28,296,180 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended August 31, 2013

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Condensed Balance Sheets at August 31, 2013 (Unaudited) and May 31, 2013	3
	Condensed Statements of Operations for the three months ended August 31, 2013 and August 31, 2012 and the period from September 17, 1999 (inception) to August 31, 2013 (Unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through August 31, 2013 (Unaudited)	5
	Condensed Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012, and the period from September 17, 1999 (inception) to August 31, 2013 (Unaudited)	9
	Notes to Unaudited Condensed Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
ITEM 5.	Other Information	31
ITEM 6.	Exhibits	31
	SIGNATURES	32

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2013	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,018,645	$2,457,046
Prepaid expenses	17,204	42,320
Total current assets	2,035,849	2,499,366

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $13,323 and $13,068 as of August 31, 2013 and May 31, 2013, respectively	6,212	6,467

Total other assets	6,212	6,467

Total Assets	$2,042,061	$2,505,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$303,547	$671,738
Accrued expenses	137,750	62,517
Current portion – long term debt, related party,	2,085,833	4,210,833

Total current liabilities	2,527,130	4,945,088

LONG TERM LIABILITIES:
Senior Secured Note – related party	7,000,000	6,000,000
Senior Secured Note Accrued Interest – related party	103,950	57,616
Total liabilities	9,631,080	11,002,704

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,296,180 and 18,926,615 shares issued and outstanding, respectively	283	189
Additional paid in capital	55,657,994	53,237,993
Deficit accumulated during the development stage	(63,247,296)	(61,735,053)
Total stockholders’ equity (deficit)	(7,589,019)	(8,496,871)
Total liabilities and stockholders’ equity (deficit)	$2,042,061	$2,505,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012	From Inception (September 17, 1999) Through August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	933,118	675,028	37,308,613
Administrative (including depreciation and amortization)	372,759	314,127	20,187,194
Professional fees	129,777	126,611	5,201,379
Depreciation and amortization	255	255	183,221
Operating loss	(1,435,909)	(1,116,021)	(62,880,407)

Other income (expense)
Interest income	1	24	2,211,848
Interest expense	(76,335)	(248,975)	(2,578,737)
Net loss	$(1,512,243)	$(1,364,972)	$(63,247,296)
Weighted average number of common shares outstanding	19,338,464	18,926,615
Loss per common share – basic and diluted	$(0.08)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (September 17, 1999) through August 31, 2013
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

From Inception (September 17, 1999) through August 31, 2013
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

PROTALEX, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through August 31, 2013
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	0	0	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	0	300,374	0	0	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	0	15,200	0	0	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	0	0	1,826,850	0	0	1,826,850
Net loss for the year ended May 31, 2007	0	0	0	0	(8,451,942)	(8,451,942)
Balance, May 31, 2007 – (Unaudited)	5,720,093	57	44,101,288	0	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	0	0	1,011,025	0	0	1,011,025
Net loss for the year ended May 31, 2008	0	0	0	0	(10,490,758)	(10,490,758)
Balance, May 31, 2008 – (Unaudited)	5,720,093	57	45,112,313	0	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	0	0	753,268	0	0	753,268
Net loss for the year ended May 31, 2009	0	0	0	0	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	0	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	0	0	335,741	0	0	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	0	0	521,793	0	0	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	0	0	2,000,000
Net loss for the year ended May 31, 2010	0	0	0	0	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	0	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	0	0	124,722	0	0	124,722
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	0	0	1,616,667	0	0	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	0	0	1,037,500
Net loss for the year ended May31, 2011	0	0	0	0	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,615	189	51,501,872	0	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	829,144	0	0	829,144
Net loss for the year ended May31, 2012	0	0	0	0	(4,444,584)	(4,444,584)
Balance, May 31, 2012	18,926,615	189	52,331,016	0	(55,454,819)	(3,123,614)
June 1, 2012 – May 31, 2013 – shared-based expense to employees and debt holders	0	0	906,977	0	0	906,977
Net loss for the year ended May31, 2013	0	0	0	0	(6,280,234)	(6,280,234)
Balance, May 31, 2013	18,926,615	189	53,237,993	0	(61,735,053)	(8,496,871)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through August 31, 2013
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2013 – August 31, 2013 – share based compensation to employees	0	0	265,095	0	0	265,095
August 27, 2013 – issuance of 9,369,565 shares of common stock	9,369,565	94	2,154,906	0	0	2,155,000
Net loss for the period ended August 31, 2013	0	0	0	0	(1,512,243)	(1,512,243)
Balance, August 31, 2013 – (Unaudited)	28,296,180	$283	$55,657,994	$0	$(63,247,296)	$(7,589,019)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	August 31,	August 31,	August 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,512,243)	$(1,364,972)	$(63,247,296)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	255	234,313	1,971,395
Equity based expense	265,095	195,997	8,859,066
(Increase)/decrease in:
Prepaid expenses and deposits	25,116	24,036	(25,194)
Increase/(decrease) in:
Accounts payable and accrued expenses	(216,624)	(222,004)	1,191,584
Net cash and cash equivalents used in operating activities	(1,438,401)	(1,132,630)	(51,331,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	1,000,000	1,000,000	12,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	1,000,000	1,000,000	54,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(438,401)	(132,630)	2,018,645
Cash and cash equivalents, beginning of period	2,457,046	190,395	0
Cash and cash equivalents, ending of period	$2,018,645	$57,765	$2,018,645

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$2,155,000	$0	$3,192,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2013

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation, (“we,” “us,” “our,” the “Company” or “its”) is a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases including rheumatoid arthritis(RA). Its lead product, PRTX-100, is a formulation of highly-purified form of staphylococcal protein A, which is an immune modulating protein produced by bacteria.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials. The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketed.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2013

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (Continued):

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

Collectively, the January 2013 Secured Note, the May 2013 Secured Note and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

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
From Inception (September 17, 1999) through August 31, 2013

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

Since inception, the Company has incurred an accumulated deficit of $63,247,296 through August 31, 2013. For the years ended May 31, 2013 and 2012, the Company had net losses of $6,280,234 and $4,444,584, respectively and for the three months ended August 31, 2013, the Company had a net loss of $1,512,243. The Company has used $4,733,349 and $2,351,630 of cash in operating activities for the years ended May 31, 2013 and 2012, respectively, and $1,438,401 during the three months ended August 31, 2013. As of August 31, 2013, the Company had cash and cash equivalents of $2,018,645 and negative net working capital of $491,281. The Company has incurred negative cash flow from operating activities since its inception.  The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations since, as discussed below in Note 9-Subsequent Events, on October 11, 2013, the Company issued the Consolidated Note to Niobe. However, the Company has entered into a significant number of contracts to perform clinical trials in the remainder of 2013 and that it will need to raise additional capital in the future to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities or loans from majority stockholders. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013. This quarterly report should be read in conjunction with our annual report.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2013

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2013 the Company had potentially dilutive securities consisting of 3,057,543 stock options. As of August 31, 2012, the Company had potentially dilutive securities consisting of 2,642,191 stock options.

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation.

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method $265,095 and $195,997 compensation cost is included in operating expenses for the three months ended August 31, 2013 and August 31, 2012, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2013 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 which was subsequently amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 88,800 have been issued and 800 were exercised. The Company has issued 271,784 stock options as standalone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2013

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

As of August 31, 2013, there were 3,057,543 stock options outstanding. At August 31, 2013, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $86,726 (net of estimated forfeitures) will be recognized ratably through July 31, 2014. The remaining amount of options will be valued once they vest upon the future events. During the three months ended August 31, 2013, the Company did not grant any stock options and 28,000 options expired.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:
	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012	From Inception Through August 31, 2013

Dividends per year	0	0	0
Volatility percentage	418% - 426%	97.5%	90%-426%
Risk free interest rate	2.13%	3.47%	1.74%-5.11%
Expected life (years)	7.0-10.0	7.0-10.0	3-10
Weighted Average Fair Value	$1.22	$1.07	$2.30

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 6. RELATED PARTIES

Niobe, the majority stockholder of the Company and the holder of the Secured Notes (defined in Note 2, above), is controlled by Arnold P. Kling, the Company’s president and director.

During the year ended May 31, 2013, the Company issued an aggregate of 350,000 options to Kirk M. Warshaw, the Company’s chief financial officer and director. The 350,000 options issued during fiscal year ended May 31, 2013 have a ten year life with an exercise price of $1.05. The options vested 50% upon issuance and the remainder will vest on May 22, 2014. The 350,000 options were valued at $329,000.

The Company’s principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Mr. Warshaw. The Company occupies its principal offices on a month to month basis. On March 1, 2010, it began paying a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to its principal offices.

NOTE 7. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY

On the Effective Date (defined in Note 2, above), the Company issued the $1 Million Secured Note to Niobe, its majority stockholder which is controlled by Arnold P. Kling, the Company’s president and director.  The $1 Million Secured Note bore interest at a rate of 3% per annum and had a scheduled maturity date of November 13, 2012.  The Company’s obligations under the $1 Million Secured Note were secured by a Security Agreement dated the Effective Date (the “Security Agreement”) which granted Niobe a security interest in substantially all of the Company’s personal property and assets, including its intellectual property. On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2013

NOTE 7. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY (Continued):

On December 2, 2009, the Company entered into the Facility (defined in Note 2, above) with Niobe pursuant to which Niobe agreed to provide up to $2,000,000 of additional capital in the form of secured loans at any time prior to June 30, 2012 subject to the achievement of certain predetermined benchmarks. In connection with the Facility, on December 2, 2009, the Security Agreement securing our obligations under the $1 Million Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”). Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of our personal property and assets, including its intellectual property to collateralize all amounts due to it under the $1 Million Secured Note and the Facility.

Pursuant to the Facility, on February 11, 2011, the Company received $2,000,000 of additional working capital from Niobe and issued the $2 Million Secured Note to Niobe. The $2 Million Secured Note bore interest at a rate of 3% per annum and, as amended was scheduled to mature on December 31, 2013. On August 27, 2013, Niobe elected to convert the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

NOTE 8. SENIOR SECURED NOTES - RELATED PARTY

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

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on August 27, 2015 (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through August 31, 2013

NOTE 8. SENIOR SECURED NOTES - RELATED PARTY (Continued):

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

NOTE 9. SUBSEQUENT EVENTS

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”). The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance. The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds. A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater. Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the assets of the Company pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 between the Company and Niobe.

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

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we elected to expand the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study and an additional nine (9) patients were enrolled. Accordingly, the first four dose-escalating cohorts of the PRTX-100-104 Study, which includes these three expanded cohorts, enrolled a total of 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

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

On May 13, 2013, we raised $2,000,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bears interest at a rate of 3% per annum and matures on May 13, 2015 (the “May 2013 Secured Note”).

On August 27, 2013, we raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on August 27, 2015 (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

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

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is an immune modulating protein produced by bacteria. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to activate processes that mediate inflammation in certain autoimmune diseases. Laboratory studies indicate that the mechanism involves interaction with specific immunologic signaling pathways. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The PRTX-100-103 Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels up to 1.5 micrograms/kg, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

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

The sequential dose escalation phase of the PRTX-100-104 Study was expected to enroll up to 40 patients in the U.S. into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. The dose escalation phase could be followed by up to 12 additional patients for cohort expansion at the optimal dose. Following the enrollment and dosing of the fourth cohort, a planned interim safety review by the SMC took place in July 2013. As a result of the review, we elected to expand the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study following completion of the fourth cohort, and subsequently, an additional nine (9) patients were enrolled in these expansion cohorts. Accordingly, the first four dose-escalating cohorts of the PRTX-100-104 Study, which includes these three expanded cohorts, enrolled a total of 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In addition, the SMC indicated that our plan to amend the PRTX 100-104 Study with respect to the fifth and final dosing cohort did not represent any safety concerns. The fifth cohort sub-study will include additional monthly maintenance doses of PRTX-100. The dose for infusions will be in the 3.0 micrograms/kg to 6.0 micrograms/kg range. Patients may receive up to nine doses of PRTX-100 over the six month study visit period, but the cumulative dosage will not exceed that of the fourth cohort (12.0 micrograms/kg). This fifth cohort sub-study is expected to enroll up to 16 additional patients.

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

⋅
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice or GLP regulations and other regulations;

⋅	submission to the FDA of an IND application which must become effective before clinical trials may begin;

⋅	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

⋅	submission of a Biological License Application or BLA to the FDA;

⋅
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with cGMP, regulations and other applicable regulations; and

⋅	the FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the drug.

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

⋅
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

⋅
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

⋅
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

⋅
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

⋅
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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the U.S. and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued in May 2007, as U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A. A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008. A further patent for the use of protein A issued as U.S. 7,807,170 in October, 2010. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s disease, psoriatic arthritis or pemphigus vulgaris. A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, systemic lupus erythematosis (SLE), idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura.

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

Results of Operations

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $933,118 and $675,028 for the three months ended August 31, 2013 and August 31, 2012, respectively. The increase in R&D Expenses for the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012 was primarily the result of an increase in the activities associated with the activities associated with the PRTX 100-104 Study.

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

Administrative Expenses - Administrative expenses were $372,759 and $314,127 for the three months ended August 31, 2013 and August 31, 2012, respectively. The increase in administrative expenses for the three month period ended August 31, 2013 compared to the same prior year period was due to increased employee stock compensation.

Professional Fees - Professional expenses were $129,777and $126,611 for the three months ended August 31, 2013 and August 31, 2012, respectively. The increase for the three month period ended August 31, 2013 was due to an increase in SEC related filing expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2013 was $63,247,296 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On November 11, 2009, we raised $3,000,000; $2,000,000 from the sale of Common Stock and $1,000,000 from the issuance of the $1 Million Secured Note to Niobe.

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility and issued the $2 Million Secured Convertible Note to Niobe. The $2 Million Secured Note was convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bore interest at a rate of 3% per annum and had a maturity date of December 31, 2013.  On August 27, 2013, Niobe elected to convert the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

Beginning in February 2012 we have raised an aggregate of $9,000,000 of working capital pursuant to loans from Niobe. In connection with these loans, we issued to Niobe the Secured Notes.

Our obligations under the Secured Notes are secured by a security agreement granting Niobe a security interest in substantially all of our personal property and assets, including its intellectual property, to collateralize all amounts due under the Secured Notes.  In addition, payment of the principal and accrued interest on the Secured Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Secured Notes.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2013 and August 31, 2012 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes. We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”). The face amount of the Consolidated Note reflects the $9,000,000 on aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance. The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity on any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event we receive aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds. A “Liquidity Event” means (a) the sale of any of our equity, or equity -linked securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater. Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 between us and Niobe (the “Consolidated Security Agreement”).

The Consolidated Note and the Consolidated Security Agreement are filed as Exhibits 4.1 and 10.1, respectively, to this Report.

ITEM 6. EXHIBITS

Exhibit
No.	Description

4.1	Consolidated, Amended and Restated Promissory Note in the principal amount of $9,219,366.67, dated October 11, 2013.	Filed herewith.

10.1	Consolidated, Amended and Restated Security Agreement dated October 11, 2013, between the Company and Niobe Ventures, LLC.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 11, 2013	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 11, 2013
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)