Form 10-Q
period 2013-11-30
PROTALEX INC
filed 2013-12-26
CIK 1099215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of December 26, 2013: 28,296,180 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q
For the Period Ended November 30, 2013

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Condensed Balance Sheets at November 30, 2013 (Unaudited) and May 31, 2013	3
	Condensed Statements of Operations for the three and six months ended November 30, 2013 and November 30, 2012 and the period from September 17, 1999 (inception) to November 30, 2013 (Unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through November 30, 2013 (Unaudited)	5
	Condensed Statements of Cash Flows for the six months ended November 30, 2013 and November 30, 2012, and the period from September 17, 1999 (inception) to November 30, 2013 (Unaudited)	9
	Notes to Unaudited Condensed Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 6.	Exhibits	31
	SIGNATURES	33

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROTALEX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2013	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,083,940	$2,457,046
Prepaid expenses	85,436	42,320
Total current assets	1,169,376	2,499,366

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $13,578 and $13,068 as
of November 30, 2013 and May 31, 2013, respectively	5,957	6,467

Total other assets	5,957	6,467

Total Assets	$1,175,333	$2,505,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$273,818	$671,738
Accrued expenses	260,828	62,517
Current portion – long term debt, related party,	0	4,210,833

Total current liabilities	534,646	4,945,088

LONG TERM LIABILITIES:
Senior Secured Note – related party	9,219,366	6,000,000
Senior Secured Note Accrued Interest – related party	38,414	57,616
Total liabilities	9,792,426	11,002,704

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,296,180 and 18,926,615 shares issued and outstanding, respectively	283	189
Additional paid in capital	56,121,470	53,237,993
Deficit accumulated during the development stage	(64,738,846)	(61,735,053)
Total stockholders’ equity (deficit)	(8,617,093)	(8,496,871)
Total liabilities and stockholders’ equity (deficit)	$1,175,333	$2,505,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012	From Inception (September 17, 1999) Through November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	685,409	835,031	1,618,527	1,510,133	37,994,022
Administrative (including depreciation and amortization)	607,002	243,560	979,761	557,687	20,794,196
Professional fees	130,887	87,978	260,664	213,578	5,332,266
Depreciation and amortization	255	255	510	510	183,476
Operating loss	(1,423,553)	(1,166,824)	(2,859,462)	(2,281,908)	(64,303,960)

Other income (expense)
Interest income	1	3	2	27	2,211,849
Interest expense	(67,998)	(254,142)	(144,333)	(503,117)	(2,646,735)
Net loss	$(1,491,550)	$(1,420,963)	$(3,003,793)	$(2,784,998)	$(64,738,846)
Weighted average number of common shares outstanding	28,296,180	18,926,615	23,767,557	18,926,615
Loss per common share – basic and diluted	$(0.05)	$(0.08)	$(0.13)	$(0.15)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (September 17, 1999) through November 30, 2013
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

From Inception (September 17, 1999) through November 30, 2013
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

From Inception (September 17, 1999) through November 30, 2013
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

PROTALEX, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through November 30, 2013
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2013 – November 30, 2013 – share based compensation to employees	0	0	728,571	0	0	728,571
August 27, 2013 – issuance of 9,369,565 shares of common stock	9,369,565	94	2,154,906	0	0	2,155,000
Net loss for the period ended November 30, 2013	0	0	0	0	(3,003,793)	(3,003,793)
Balance, November 30, 2013 – (Unaudited)	28,296,180	$283	$56,121,470	$0	$(64,738,846)	$(8,617,093)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	November 30,	November 30,	November 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,003,793)	$(2,784,998)	$(64,738,846)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	510	468,460	1,971,650
Equity based expense	728,571	342,312	9,322,542
(Increase)/decrease in:
Prepaid expenses and deposits	(43,116)	(42,894)	(93,426)
Increase/(decrease) in:
Accounts payable and accrued expenses	(55,278)	59,136	1,352,930
Net cash and cash equivalents used in operating activities	(2,373,106)	(1,957,984	(52,266,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	0	42,658,458
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	1,000,000	1,800,000	12,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	1,000,000	1,800,000	54,289,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,373,106)	(157,984)	1,083,940
Cash and cash equivalents, beginning of period	2,457,046	190,395	0
Cash and cash equivalents, ending of period	$1,083,940	$32,411	$1,083,940

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$2,155,000	$0	$3,192,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2013

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation, (“we,” “us,” “our,” the “Company” or “its”) is a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases including rheumatoid arthritis (RA).  Its lead product, PRTX-100, is a formulation of highly-purified staphylococcal protein A, which is an immunomodulatory protein produced by bacteria.

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations; however, the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials.  The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies, with a fifth clinical study nearing completion.  The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketable.

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

On February 11, 2011, for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”).  The $2 Million Secured Convertible Note provided for conversion of interest and principal into shares of Common Stock at a conversion price of $0.23 per share, bore interest at a rate of 3% per annum and had a maturity date of December 31, 2012 (which in December 2012 Niobe agreed, for no consideration, to extend until December 31, 2013).

The $2 Million Secured Convertible Note was convertible into shares of Common Stock at any time, by the holder, subject only to the requirement that the Company have sufficient authorized shares of Common Stock available after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  On August 27, 2013, Niobe elected to convert the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

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
From Inception (September 17, 1999) through November 30, 2013

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (Continued):

On June 5, 2012, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

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

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”). The face amount of the Consolidated Note reflects the $9,000,000 aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance. The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7,500,000 from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds. A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party.  In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7,500,000 or greater. Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the assets of the Company pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 between the Company and Niobe.

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
From Inception (September 17, 1999) through November 30, 2013

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

Since inception, the Company has incurred an accumulated deficit of $64,738,846 through November 30, 2013. For the years ended May 31, 2013 and 2012, the Company had net losses of $6,280,234 and $4,444,584, respectively and for the six months ended November 30, 2013, the Company had a net loss of $3,003,793.  The Company used $4,733,349 and $2,351,630 of cash in operating activities for the years ended May 31, 2013 and 2012, respectively, and $2,373,106 during the six months ended November 30, 2013.  As of November 30, 2013, the Company had cash and cash equivalents of $1,083,940 and net working capital of $634,730.  The Company has incurred negative cash flow from operating activities since its inception.   The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations since, as discussed above in Note 2, on October 11, 2013, the Company issued the Consolidated Note to Niobe.  However, the Company has entered into a significant number of contracts to perform clinical trials during the remainder of 2013 and the early part of 2014 and it will need to raise additional capital in the future to fund the ongoing FDA approval process. If the Company is unable to (a) raise additional capital, (b) obtain approval of its future IND applications, or (c) otherwise achieve successes  in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities or loans from the Company’s majority stockholder. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013. This quarterly report should be read in conjunction with such annual report.

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
From Inception (September 17, 1999) through November 30, 2013

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Loss Per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in future periods. As of November 30, 2013 the Company had potentially dilutive securities consisting of 3,117,543 stock options.  As of November 30, 2012, the Company had potentially dilutive securities consisting of 2,642,191 stock options.

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation.

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method.  This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options.  The cost is recognized as compensation expense over the vesting period of the options.  Under the modified prospective method $728,571 and $342,312 compensation cost is included in operating expenses for the six months ended November 30, 2013 and November 30, 2012, respectively.  These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006.  In accordance with the modified prospective application transition method, prior period results are not restated. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  No tax benefit was recorded as of November 30, 2013 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 which was subsequently amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options for up to 900,000 shares may be granted as approved by the Board of Directors or the Compensation Committee.  No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

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
From Inception (September 17, 1999) through November 30, 2013

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

As of November 30, 2013, there were 3,117,543 stock options outstanding of which an aggregate of 37,000 were options granted under the plan and 3,080,543 were non-plan option grants. At November 30, 2013, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $376,750 (net of estimated forfeitures) which will be recognized ratably through May 2014. The remaining amount of options will be valued once they vest upon the future events.  During the six months ended November 30, 2013, the Company granted 100,000 stock options and 40,000 options expired.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012	From Inception Through November 30, 2013

Dividends per year	0	0	0
Volatility percentage	418% - 426%	97.5%	90%-426%
Risk free interest rate	2.13%	3.47%	1.74%-5.11%
Expected life (years)	7.0-10.0	7.0-10.0	3-10
Weighted Average Fair Value	$1.24	$1.07	$2.30

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements.  As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 6. RELATED PARTIES

Niobe, the majority stockholder of the Company and the holder of the Consolidated Note (defined in Note 2, above), is controlled by Arnold P. Kling, the Company’s president and director.

During the year ended May 31, 2013, the Company issued an aggregate of 350,000 options to Kirk M. Warshaw, the Company’s chief financial officer and a director.  The 350,000 options issued during fiscal year ended May 31, 2013 have a ten year life with an exercise price of $1.05.  The options vested 50% upon issuance and the remainder will vest on May 22, 2014.  The 350,000 options were valued at $329,000.

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
From Inception (September 17, 1999) through November 30, 2013

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

On June 5, 2012, the Company raised $1,000,000 of additional working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

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

PROTALEX, INC.
(A Company in the Development Stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
From Inception (September 17, 1999) through November 30, 2013

NOTE 8. SENIOR SECURED NOTES - RELATED PARTY (Continued):

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”). The face amount of the Consolidated Note reflects the $9,000,000 aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance. The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7,500,000 from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds. A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party.  In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7,500,000 or greater. Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the assets of the Company pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 between the Company and Niobe.

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

NOTE 9. SUBSEQUENT EVENTS

In December 2013 the Company issued non-qualified stock options for an aggregate of 700,000 shares of Common Stock, each with an exercise price of $8.50 per share, to four consultants. Each of the options expire 10 years from the date of grant.

The foregoing options are subject to vesting and forfeiture and were issued in reliance upon the exemption from the registration requirement of the Act pursuant to Section 4(a)(2) of the Act.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in four clinical studies, with a fifth clinical study nearing completion as detailed below.  We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate (the “PRTX-100-103 Study”).  The PRTX-100-103 Study was a proof of concept study to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose escalating cohorts.  In January 2012, we completed patient dosing in the PRTX-100-103 Study with a total of 37 patients enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks.  Safety and disease were evaluated over 16 weeks following the first dose.  The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all dose levels.  More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI (Clinical Disease Activity Index for RA) than did patients in the lower dose or placebo cohorts.

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate and leflunomide in adult patients with active RA. The sequential dose escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo.  Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy.  The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study.  An additional nine (9) patients were enrolled in the expansion cohort that was completed in October 2013.  In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study.  The Cohort 5 sub-study is expected to enroll up to 16 patients and include additional monthly maintenance doses of PRTX-100 in the 3.0 mcg/kg to 6.0 mcg/kg range. Patients could receive up to nine doses of PRTX-100 over the six month study visit period, but the cumulative dose will not exceed that of Cohort 4 (12 mcg/kg ).  The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of one of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the pharmacokinetic (PK) parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

As of December 14, 2013, a total of 12 patients have been enrolled in Cohort 5 at 6 study sites in the United States.  A total of 9 study sites were used in the PRTX-100-104 Study.

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

The $2 Million Secured Convertible Note was convertible into shares of Common Stock at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock available after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note.  On August 27, 2013, Niobe elected to convert the principal and accrued interest under the $2 Million Secured Convertible Note of $155,000 into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe.  We issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”).  The February 2012 Secured Note bears interest at a rate of 3% per annum and matures on February 1, 2014.

On June 5, 2012, we raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bears interest at a rate of 3% per annum and matures on May 31, 2014 (the “June 2012 Secured Note”).

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”). The face amount of the Consolidated Note reflects the $9,000,000 aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance. The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity on any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event we receive aggregate gross proceeds in excess of $7,500,000 from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds. A “Liquidity Event” means (a) the sale of any of our equity, or equity -linked securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party.  In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7,500,000 or greater. Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 between us and Niobe (the “Consolidated Security Agreement”).

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

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is an immune modulating protein produced by bacteria.  PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to activate processes that mediate inflammation in certain autoimmune diseases.  Laboratory studies indicate that the mechanism involves interaction with specific immunologic signaling pathways.  Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases.  The PRTX-100-103 Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

Animal Studies

Protalex’s lead candidate, PRTX-100, has proven effective in two standard mouse models of autoimmunity:

Collagen-Induced Arthritis- PRTX-100 has demonstrated reproducible efficacy in this well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel®, a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that very low doses of PRTX-100 and standard doses of Enbrel® suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel® showed a resumption of joint inflammation and tissue damage. This response to Enbrel® was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies has served as a rationale for conducting clinical trials in human patients.

BXSB Mice- These animals are genetically predisposed to autoimmune diseases. This model is used to evaluate drugs for autoimmune diseases such as Lupus and other autoimmune diseases. This genetic model more closely approximates the human condition in that it is complex, multi-factorial and usually treated by multiple drug regimens. In these studies, mice were treated with PRTX-100 and sacrificed at regular intervals. Their organs were weighed and sectioned for histological analysis and their spleens were used for immunological assays. Spleen enlargement, or splenomegaly, was significantly reduced in treated animals compared with the controls at almost every time point, demonstrating the ability of PRTX-100 to delay the onset and severity of this disease.

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

In May 2007, we filed an amendment to the IND with the FDA.  This amendment included the final Phase I safety study report, CMC update, and a protocol for a second single-dose Phase I clinical trial.  In July and August 2007 a second Phase I study was performed under the IND, to further characterize the safety, pharmacokinetic, and pharmaco-dynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug was safe and well-tolerated. In August 2009, a Phase 1b randomized, double-blind, placebo controlled, multiple dose, dose escalation and tolerability study of PRTX-100 in combination with methotrexate in patients with active RA was approved by the South African Medicines Control Agency. The PRTX-100-103 Study commenced in August 2010 at three sites in South Africa and was completed in January 2012 as detailed below.  In November 2012, we commenced enrollment and dosing of patients at a total of 10 sites in the United States for the PRTX-100-104 Study, a second multicenter Phase 1b randomized, multiple-dose, dose-escalation study of PRTX-100 in combination with methotrexate or leflunomide in adults with active RA and is still in progress as detailed below.  The PRTX-100-104 Study sequentially escalated the weekly dose of PRTX-100 from 1.5 micrograms/kg, the highest dose in the prior RA patient study, to doses of 3.0, 6.0, and 12.0 micrograms/kg. of PRTX-100.  In December 2013, the last patient in the PRTX-100-104 Study was enrolled in the fifth and final cohort.

Idiopathic Thrombocytopenic Purpura- ITP is an uncommon autoimmune bleeding disorder characterized by too few platelets in the blood.  The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding.  A small clinical trial in adult patients with chronic ITP was designed to provide safety data on repeated weekly dosing with PRTX-100 (the “PRTX-100b-103 Study”).  This clinical study was conducted under the Australian and New Zealand Clinical Trial Notification procedure, not under a U.S. IND.  After the approval of the clinical protocol by ethics committees at six sites in Australia and one in New Zealand, the PRTX-100b-103 Study began enrolling patients in the second quarter of 2008.  A leading Australian clinical research organization was contracted to manage and monitor this clinical trial. The PRTX-100b-103 Study was designed to evaluate the safety and pharmacokinetics of up to four doses of PRTX-100, starting at the lowest dose, and escalating upwards after safety review of the prior dose.

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

Rheumatoid Arthritis- RA is a highly inflammatory polyarthritis often leading to joint destruction, deformity and loss of function. In addition to characteristic symmetric swelling of peripheral joints, systemic symptoms related to chronic inflammation can commonly occur.  Chronic pain, disability and excess mortality are unfortunate sequelae.  RA is the most common autoimmune disease, affecting 1 to 2 percent of the world’s population, with prevalence rising with age to about 5% in women over 55.

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

The PRTX-100-104 Study

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate and leflunomide in adult patients with active RA. The sequential dose escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo.  Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate therapy.  The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 microgram/kg dose cohorts of the PRTX-100-104 Study.  An additional nine (9) patients were enrolled in the expansion cohort that was completed in October 2013.  In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study.  The Cohort 5 sub-study is expected to enroll up to 16 patients and include additional monthly maintenance doses of PRTX-100 in the 3.0 mcg/kg to 6.0 mcg/kg range. Patients could receive up to nine doses of PRTX-100 over the six month study visit period, but the cumulative dose will not exceed that of Cohort 4 (12 mcg/kg ).  The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of one of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the pharmacokinetic (PK) parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

As of December 14, 2013, a total of 12 patients have been enrolled in Cohort 5 at 6 study sites in the United States.  A total of 9 study sites were used in the PRTX-100-104 Study.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In June 2012, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for completion of the PRTX-100-104 Study as well as other future studies.  We have also contracted with an FDA-approved facility in Europe for the formulation of new drug product at higher concentrations in anticipation of administering higher dosages in this study as well as in future studies. The stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the United States These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources.  The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The PRTX-100-103 Study and the PRTX-100-104 Study utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life.  Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. It is estimated that despite treatment with current approved RA therapeutics, at least a third of patients continue to have significant disability and limitations due to their disease. Current treatments are costly, some are associated with increased risk of cancer and opportunistic infections, and in most cases must be continued for decades. The market for the existing biologic RA drugs is primarily limited to those countries that have a high per capita income because the cost of treatment is about $30,000 per patient per year. Thus, a large portion of the world’s patient population cannot afford the existing biologic RA drugs.  In contrast, we believe that PRTX-100 could potentially provide these patients with a therapy that is efficacious, cost-effective, and would have a highly favorable benefit-risk ratio.

Once further developed and approved, we believe that our products could be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments have failed.  Given the differences in the regulatory approval process in different parts of the world, it is reasonable to believe that PRTX-100 might first be used in the developing world prior to use in Europe and North America.

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

Competition

We believe, based on the pre-clinical trials and the results to date of our four Phase I clinical trials, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing therapies, and may cost less to manufacture than competing biologic-based therapies.  Current RA treatments are characterized by complex manufacturing methods and, in 2012, resulted in an average annual retail cost of approximately $15,000 to $30,000 per patient.  The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates.  A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations and other risks related to our business are included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 filed with the SEC. This quarterly report should be read in conjunction with such annual report.

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

Orphan Drug Designation in the United States, the European Union and Other Foreign Jurisdictions

We are currently evaluating filing for Orphan Drug Designation in the United States as well as certain foreign jurisdictions from among several disease indications.  Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immune systems diseases.

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

Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan exclusivity period, in which the FDA may not approve any other applications to market the same drug for the same indication for seven years in the United States, except in limited circumstances.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries.  We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued in May 2007, as U.S. 7,211,258.  The 258 patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A.  A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008.  A further patent for the use of protein A issued as U.S. 7,807,170 in October, 2010.  The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s disease, psoriatic arthritis or pemphigus vulgaris.  A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012.  In December 2013, a patent with claims to the use of protein A to treat multiple sclerosis issued as U.S. 8,603,486. We have also filed for foreign patent protection in Canada, Japan and the European Union.  Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, systemic lupus erythematosis (SLE), idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura.

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

Results of Operations

For the Three Months Ended November 30, 2013 and November 30, 2012

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $685,409 and $835,031 for the three months ended November 30, 2013 and November 30, 2012, respectively. The decrease in R&D Expenses for the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012 was primarily the result of a decrease in manufacturing activities associated with the PRTX 100-104 Study.

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

Administrative Expenses - Administrative expenses were $607,002 and $243,560 for the three months ended November 30, 2013 and November 30, 2012, respectively. The increase in administrative expenses for the three month period ended November 30, 2013 compared to the same prior year period was due to increased employee stock compensation.

Professional Fees - Professional expenses were $130,887 and $87,978 for the three months ended November 30, 2013 and November 30, 2012, respectively. The increase for the three month period ended November 30, 2013 was due to an increase in legal and consulting expenses as compared to the same period last year.

For the Six Months Ended November 30, 2013 and November 30, 2012

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $1,618,527 and $1,510,133 for the six months ended November 30, 2013 and November 30, 2012, respectively. The increase in R&D Expenses for the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012 was primarily the result of an increase in the clinical study activities associated with the PRTX 100-104 Study partially offset by a decrease in manufacturing expenses in 2013 compared to 2012.

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

Administrative Expenses - Administrative expenses were $979,761 and $557,687 for the six months ended November 30, 2013 and November 30, 2012, respectively. The increase in administrative expenses for the six month period ended November 30, 2013 compared to the same prior year period was due to increased employee stock compensation.

Professional Fees - Professional expenses were $260,664 and $213,578 for the six months ended November 30, 2013 and November 30, 2012, respectively. The increase for the six month period ended November 30, 2013 was due to an increase in legal fees, consulting expenses and SEC related filing expenses as compared to the same period last year.

Net Loss Outlook

As a development stage company, we have not generated any product sales revenues to date and have incurred operating losses since inception. Our accumulated deficit from inception through November 30, 2013 was $64,738,846 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks.  On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility and issued the $2 Million Secured Convertible Note to Niobe.  The $2 Million Secured Convertible Note was convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bore interest at a rate of 3% per annum and had a maturity date of December 31, 2013.  On August 27, 2013, Niobe elected to convert the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

As described above, during the period from February 2012 through August 2013, we raised an aggregate of $9,000,000 of working capital pursuant to loans from Niobe and issued the Secured Notes.  On October 11, 2013, the Secured Notes were consolidated and modified and we issued the Consolidated Note to Niobe.  The Consolidated Note is in the principal amount of $9,219,366.67, which reflects the $9,000,000 aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each of the Secured Notes from its respective date of issuance. The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity on any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event we receive aggregate gross proceeds in excess of $7,500,000 from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds. A “Liquidity Event” means (a) the sale of any of our equity, or equity -linked securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party.  In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7,500,000 or greater. Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to the Consolidated Security Agreement.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2013 and November 30, 2012 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes. We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2013, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

In November 2013 we issued a non-qualified stock option for an aggregate of 100,000 shares of our Common Stock, with an exercise price of $8.40 per share, to a consultant. The option expires 10 years from the date of grant.

The foregoing option is subject to vesting and forfeiture and was issued in reliance upon the exemption from the registration requirement of the Act pursuant to Section 4(a)(2) of the Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Consolidated, Amended and Restated Promissory Note in the principal amount of $9,219,366.67, dated October 11, 2013.	Incorporate by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on October 11, 2013.

10.1	Consolidated, Amended and Restated Security Agreement dated October 11, 2013, between the Company and Niobe Ventures, LLC.	Incorporate by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on October 11, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2013	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: December 26, 2013
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

