Form 10-Q
period 2014-02-28
PROTALEX INC
filed 2014-04-14
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28385

Protalex, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2003490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

131 Columbia Turnpike, Suite 1

Florham Park, NJ 07932

(Address of Principal Executive Offices and Zip Code)

215-862-9720

(Registrant’s Telephone Number, Including Area Code)

133 Summit Avenue, Suite 22

Summit, NJ 07901

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

Number of shares outstanding of the registrant’s Common Stock, par value $0.00001 per share, as of April 14, 2014: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 28, 2014

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Condensed Balance Sheets at February 28, 2014 (Unaudited) and May 31, 2013	3
	Condensed Statements of Operations for the three and nine months ended February 28, 2014 and February 28, 2013 and the period from September 17, 1999 (inception) to February 28, 2014 (Unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from September 17, 1999 (inception) through February 28, 2014 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended February 28, 2014 and February 28, 2013, and the period from September 17, 1999 (inception) to February 28, 2014 (Unaudited)	9
	Notes to Unaudited Condensed Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 6.	Exhibits	32
	SIGNATURES	34

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,716,459	$2,457,046
Prepaid expenses	67,214	42,320
Total current assets	2,783,673	2,499,366

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $13,833 and $13,068 as of February 28, 2014 and May 31, 2013, respectively	5,702	6,467

Total other assets	5,702	6,467

Total Assets	$2,789,375	$2,505,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$475,022	$671,738
Accrued expenses	32,773	62,517
Current portion – long term debt, related party,	0	4,210,833

Total current liabilities	507,795	4,945,088

LONG TERM LIABILITIES:
Senior Secured Note – related party	9,219,366	6,000,000
Senior Secured Note Accrued Interest – related party	107,076	57,616
Total liabilities	9,834,237	11,002,704

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 18,926,615 shares issued and outstanding, respectively	288	189
Additional paid in capital	62,743,260	53,237,993
Deficit accumulated during the development stage	(69,788,410)	(61,735,053)
Total stockholders’ equity (deficit)	(7,044,862)	(8,496,871)
Total liabilities and stockholders’ equity (deficit)	$2,789,375	$2,505,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013	From Inception (September 17, 1999) Through February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	837,253	984,547	2,455,781	2,494,681	38,831,275
Administrative (including depreciation and amortization)	4,007,672	425,848	4,987,433	983,535	24,801,869
Professional fees	135,722	113,077	396,386	326,655	5,467,988
Depreciation and amortization	255	255	765	765	183,731
Operating loss	(4,980,902)	(1,523,727)	(7,840,365)	(3,805,636)	(69,284,863)

Other income (expense)
Interest income	1	2	3	29	2,211,850
Interest expense	(68,662)	(91,283)	(212,995)	(594,400)	(2,715,397)
Net loss	$(5,049,563)	$(1,615,008)	$(8,053,357)	$(4,400,007)	$(69,788,410)
Weighted average number of common shares outstanding	28,484,781	18,926,683	25,361,747	18,926,683
Loss per common share – basic and diluted	$(0.18)	$(0.09)	$(0.32)	$(0.23)

The accompanying notes are an integral part of these unaudited financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception (September 17, 1999) through February 28, 2014

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

From Inception (September 17, 1999) through February 28, 2014

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

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through February 28, 2014

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
July 7, 2006 – issuance of 1,214,203 shares of common stock issued in private placement at $12.50 per share, net of transaction costs	1,214,203	12	14,217,709	0	0	14,217,721
June 1, 2006 – May 31, 2007 – warrants exercised	26,700	0	300,374	0	0	300,374
June 1, 2006 – May 31, 2007 – stock options exercised	1,200	0	15,200	0	0	15,200
June 1, 2006 – May 31, 2007 – share based compensation to board members, employees and consultants	0	0	1,826,850	0	0	1,826,850
Net loss for the year ended May 31, 2007	0	0	0	0	(8,451,942)	(8,451,942)
Balance, May 31, 2007	5,720,093	57	44,101,288	0	(26,863,547)	17,237,798
June 1, 2007 – May 31, 2008 – share based compensation to board members, employees and consultants	0	0	1,011,025	0	0	1,011,025
Net loss for the year ended May 31, 2008	0	0	0	0	(10,490,758)	(10,490,758)
Balance, May 31, 2008	5,720,093	57	45,112,313	0	(37,354,305)	7,758,065
June 1, 2008 – May 31, 2009 – shared-based compensation to board members, employees and consultants	0	0	753,268	0	0	753,268
Net loss for the year ended May 31, 2009	0	0	0	0	(7,230,206)	(7,230,206)
Balance, May 31, 2009	5,720,093	57	45,865,581	0	(44,584,511)	1,281,127
June 1, 2009 – May 31, 2010 – shared-based expense to employees and debt holders	0	0	335,741	0	0	335,741
November 11, 2009 – record beneficial conversion value attached to senior secured convertible debt	0	0	521,793	0	0	521,793
November 11, 2009 – issuance of 8,695,692 shares of common stock at $.23	8,695,652	87	1,999,913	0	0	2,000,000
Net loss for the year ended May 31, 2010	0	0	0	0	(3,067,842)	(3,067,842)
Balance, May 31, 2010	14,415,745	144	48,723,028	0	(47,652,353)	1,070,819
June 1, 2010 – May 31, 2011 – shared-based expense to employees and debt holders	0	0	124,722	0	0	124,722
Issuance of additional shares – reverse split	68	0	0	0	0	0
February 11, 2011 – record beneficial conversion value attached to senior secured convertible debt	0	0	1,616,667	0	0	1,616,667
February 11, 2011 – issuance of 4,510,870 shares of common stock	4,510,870	45	1,037,455	0	0	1,037,500
Net loss for the year ended May31, 2011	0	0	0	0	(3,357,882)	(3,357,882)
Balance, May 31, 2011	18,926,683	189	51,501,872	0	(51,010,235)	491,826
June 1, 2011 – May 31, 2012 – shared-based expense to employees and debt holders	0	0	829,144	0	0	829,144
Net loss for the year ended May31, 2012	0	0	0	0	(4,444,584)	(4,444,584)
Balance, May 31, 2012	18,926,683	189	52,331,016	0	(55,454,819)	(3,123,614)
June 1, 2012 – May 31, 2013 – shared-based expense to employees and debt holders	0	0	906,977	0	0	906,977
Net loss for the year ended May31, 2013	0	0	0	0	(6,280,234)	(6,280,234)
Balance, May 31, 2013	18,926,683	189	53,237,993	0	(61,735,053)	(8,496,871)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)- (continued)

From Inception (September 17, 1999) through February 28, 2014

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During The
	Common Stock		Paid in	Stock-	Development
	Shares	Amount	Capital	Contra	Stage	Total
June 1, 2013 – February 28, 2014 – share based compensation to employees	0	0	4,568,763	0	0	4,568,763
August 27, 2013 – issuance of 9,369,565 shares of common stock	9,369,565	94	2,154,906	0	0	2,155,000
January 23, 2014 - issuance of 471,334 shares of common stock	471,334	5	2,781,598	0	0	2,781,603
Net loss for the period ended February 28, 2014	0	0	0	0	(8,053,357)	(8,053,357)
Balance, February 28, 2014 – (Unaudited)	28,767,582	$288	$62,743,260	$0	$(69,788,410)	$(7,044,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From Inception (September 17, 1999)
	Ended	Ended	Through
	February 28,	February 28,	February 28,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,053,357)	$(4,400,007)	$(69,788,410)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0	(81,544)
Depreciation and amortization	765	531,265	1,971,905
Equity based expense	4,568,763	658,488	13,162,734
(Increase)/decrease in:
Prepaid expenses and deposits	(24,894)	(24,756)	(75,204)
Increase/(decrease) in:
Accounts payable and accrued expenses	(13,467)	(250,927)	1,394,740
Net cash and cash equivalents used in operating activities	(3,522,190)	(3,485,937)	(53,415,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual technology license – fee portion	0	0	(20,000)
Refund of security deposits	0	0	7,990
Acquisition of equipment	0	0	(905,936)
Excess of amounts paid for public shell over assets acquired to be accounted for as a recapitalization	0	0	(250,000)
Proceeds from disposal of equipment	0	0	229,135
Net cash and cash equivalents used in investing activities	0	0	(938,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	2,781,603	0	45,440,061
Principal payment on equipment notes payable and capital leases	0	0	(295,411)
Contribution by stockholders	0	0	183,569
Principal payment on note payable to individuals	0	0	(225,717)
Issuance of note payable to individuals	1,000,000	5,000,000	12,368,546
Acquisition of common stock	0	0	(400,000)
Net cash and cash equivalents provided by financing activities	3,781,603	5,000,000	57,071,048

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	259,413	1,514,063	2,716,459
Cash and cash equivalents, beginning of period	2,457,046	190,395	0
Cash and cash equivalents, ending of period	$2,716,459	$1,704,458	$2,716,459
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$66,770
Taxes paid	$0	$0	$100
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$2,155,000	$0	$3,192,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Protalex, Inc., a Delaware corporation, (“we,” “us,” “our,” the “Company” or “its”) is a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and PK of PTRX-100 in humans have now been characterized in four clinical studies, with a fifth clinical study nearing completion as detailed below. We are currently seeking regulatory approval to initiate clinical studies in an orphan indication and approval for an orphan drug designation. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate or leflunomide (the “PRTX-100-103 Study”). The PRTX-100-103 Study served to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose-escalating cohorts. In January 2012, we completed patient dosing in the PRTX-100-103 Study with a total of 37 patients enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Measures of safety, PK and disease activity were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all tested dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI than did patients in the lower dose or placebo cohorts.

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose-escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. At each dose, one quarter of patients would receive a placebo treatment. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study will enroll up to 20 patients who will receive five weekly doses of PRTX-100 followed by four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/kg range. Patients could receive up to nine doses of PRTX-100 over the six month study visit period. The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

Currently, all 20 patients have been enrolled into Cohort 5 at six study sites in the United States. A total of nine study sites were used in the PRTX-100-104 Study.

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development. Our business was dormant until current management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

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

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provided for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe converted the principal and accrued interest under the $2 Million Secured Convertible Note of $155,000 into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014 (the “February 2012 Secured Note”).

On June 5, 2012, we raised an additional $1,000,000 of working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, we raised $800,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $800,000, which bore interest at a rate of 3% per annum and had a maturity date of October 1, 2014 (the “October 2012 Secured Note”).

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 2. CHANGE OF OWNERSHIP TRANSACTION (Continued):

On December 3, 2012, we raised $700,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bore interest at a rate of 3% per annum and had a maturity date of October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, we raised $2,500,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bore interest at a rate of 3% per annum and had a maturity date of January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, we raised $2,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bore interest at a rate of 3% per annum and had a maturity date of May 13, 2015 (the “May 2013 Secured Note”).

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of August 27, 2015 (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note, and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represented a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share resulting in gross proceeds of $2,828,000. We realized net proceeds, after the costs associated with the private placement, of $2,781,603. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us in the future, subject to certain exceptions, including a registration statement filed in connection with a primary offering by us.

The securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) and Regulation D promulgated thereunder.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our ability to continue as a going concern is dependent upon developing products that are regulatory approved and market accepted. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, we have incurred an accumulated deficit of $69,788,410 through February 28, 2014. For the years ended May 31, 2013 and 2012, we had net losses of $6,280,234 and $4,444,584, respectively, and for the nine months ended February 28, 2014, we had a net loss of $8,053,357. We used $4,733,349 and $2,351,630 of cash in operating activities for the years ended May 31, 2013 and 2012, respectively, and $3,522,190 during the nine months ended February 28, 2014. As of February 28, 2014, we had cash and cash equivalents of $2,716,459 and net working capital of $2,275,878. We incurred negative cash flow from operating activities since our inception. We have spent, and subject to obtaining additional financing, expect to continue to spend, substantial amounts in connection with executing our business strategy, including continued development efforts relating to PRTX-100.

We have no significant payments due on long-term obligations since, as discussed above in Note 2, on October 11, 2013, we issued the Consolidated Note to Niobe. However, we will need to raise additional capital in the future to fund the ongoing FDA approval process. If we are unable to (a) raise additional capital, (b) obtain approval of future Investigational New Drug Applications (“IND”) that we may file in the future, or (c) otherwise achieve successes in the FDA approval process, our ability to sustain our operations would be significantly jeopardized.

The most likely sources of additional financing include the public or private sale of equity or debt securities or loans from our majority stockholder. However, additional capital that we may require may not be available on reasonable terms, or at all.

In February 2014, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with a prospective underwritten public offering of up to 3,000,000 shares of Common Stock. We do not presently have any commitment or understanding with any underwriter with respect to any offering. No assurance can be given that we will pursue or consummate an offering, or if we do, that we will be able to raise sufficient additional working capital to fund our operations and satisfy our debt obligations as they become due.

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data contained in this Report is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures included herein are adequate to make the information presented not misleading.  The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

Information regarding the our organization and business, accounting policies followed by us and other important information is contained in the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. This quarterly report should be read in conjunction with such annual report.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ materially from actual results.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Loss Per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in future periods. As of February 28, 2014 we had potentially dilutive securities consisting of 3,817,543 stock options. As of February 28, 2013, we had potentially dilutive securities consisting of 2,715,543 stock options.

Cash and Cash Equivalents

For the purposes of reporting cash flows, we consider all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 60 days or less to be cash and cash equivalents. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation.

Share Based Compensation

Effective June 1, 2006, we adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method $4,568,763 and $658,488 compensation cost is included in operating expenses for the nine months ended February 28, 2014 and February 28, 2013, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of February 28, 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. We have also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

The Board of Directors adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 which was subsequently amended in October 2005. The plan was adopted to recognize the contributions made by our employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success, and to improve our ability to attract, retain and motivate individuals upon whom our growth and financial success depends. Under the plan, stock options for up to 900,000 shares may be granted as approved by the Board of Directors or the Compensation Committee.  No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. We use the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

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

Expected Volatility. Expected volatility is a measure of the amount by which our stock price is expected to fluctuate. Expected volatility is based on the historical daily volatility of the price of our shares of Common Stock. We estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

As of February 28, 2014, there were 3,817,543 stock options outstanding of which an aggregate of 37,000 were options granted under the plan and 3,780,543 were non-plan option grants.  At February 28, 2014, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,865,486 (net of estimated forfeitures) which will be recognized ratably through February 2016.  The remaining amount of options will be valued once they vest upon future events. During the nine months ended February 28, 2014, we granted 800,000 stock options and 40,000 options expired. The 800,000 options issued during the nine months ended February 28, 2014 were issued at market.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013	From Inception Through February 28, 2014
Dividends per year	0	0	0
Volatility percentage	418% - 443%	299%	90%-443%
Risk free interest rate	2.13%	1.74%	1.74%-5.11%
Expected life (years)	7.0-10.0	7.0-10.0	3-10
Weighted Average Fair Value	$8.64	$1.36	$2.55

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

Our management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 6. RELATED PARTIES

Niobe, the majority holder of our Common Stock and the holder of the Consolidated Note (defined in Note 2 above), is controlled by Arnold P. Kling, our president and a director.

During the fiscal year ended May 31, 2013, we issued option for 350,000 shares of Common Stock to Kirk M. Warshaw, our chief financial officer and a director. This option expires ten years from the date of grant (May 22, 2013), and has an exercise price of $1.05 per share. The options vested 50% upon issuance and the remainder will vest on the one-year anniversary of the date of grant (May 22, 2014). The option was valued at $329,000.

From March 1, 2010 through December 31, 2013, our principal offices were located at 133 Summit Avenue, Suite 22, Summit, New Jersey which property was owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Mr. Warshaw. Pursuant to our agreement with the LLC, through December 31, 2013, we paid a monthly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices.

NOTE 7. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY

On the Effective Date (defined in Note 2, above), we issued the $1 Million Secured Note to Niobe, the majority stockholder of Common Stock which is controlled by Arnold P. Kling, our president and a director.  The $1 Million Secured Note bore interest at a rate of 3% per annum and had a scheduled maturity date of November 13, 2012.  Our obligations under the $1 Million Secured Note were secured by a Security Agreement dated the Effective Date (the “Security Agreement”) which granted Niobe a security interest in substantially all of our personal property and assets, including our intellectual property. On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

On December 2, 2009, we entered into the Facility (defined in Note 2, above) with Niobe pursuant to which Niobe agreed to provide up to $2,000,000 of additional capital in the form of secured loans at any time prior to June 30, 2012, subject to the achievement of certain predetermined benchmarks. In connection with the Facility, on December 2, 2009, the Security Agreement securing our obligations under the $1 Million Secured Note was amended and restated to also secure any incremental obligations under the Facility (the “Amended Security Agreement”). Pursuant to the Amended Security Agreement, Niobe has a security interest in substantially all of our personal property and assets, including our intellectual property to collateralize all amounts due to it under the $1 Million Secured Note and the Facility.

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 7. SENIOR SECURED CONVERTIBLE NOTES - RELATED PARTY (continued):

Pursuant to the Facility, on February 11, 2011, we received $2,000,000 of additional working capital from Niobe and issued the $2 Million Secured Note to Niobe. The $2 Million Secured Note bore interest at a rate of 3% per annum and, as amended, was scheduled to mature on December 31, 2013. On August 27, 2013, Niobe converted the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

NOTE 8. SENIOR SECURED NOTES - RELATED PARTY

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014 (the “February 2012 Secured Note”).

On June 5, 2012, we raised an additional $1,000,000 of working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, we raised $800,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $800,000, which bore interest at a rate of 3% per annum and had a maturity date of October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, we raised $700,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bore interest at a rate of 3% per annum and had a maturity date of October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, we raised $2,500,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bore interest at a rate of 3% per annum and had a maturity date of January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, we raised $2,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bore interest at a rate of 3% per annum and had a maturity date of May 13, 2015 (the “May 2013 Secured Note”).

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of August 27, 2015 (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note, and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

PROTALEX, INC.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception (September 17, 1999) through February 28, 2014

NOTE 8. SENIOR SECURED NOTES - RELATED PARTY (continued):

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

The securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) and Regulation D promulgated thereunder.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

NOTE 9. SUBSEQUENT EVENTS

We have evaluated subsequent events and have determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and PK of PTRX-100 in humans have now been characterized in four clinical studies, with a fifth clinical study nearing completion as detailed below. We are currently seeking regulatory approval to initiate clinical studies in an orphan indication and approval for an orphan drug designation. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate or leflunomide (the “PRTX-100-103 Study”). The PRTX-100-103 Study served to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose-escalating cohorts. In January 2012, we completed patient dosing in the PRTX-100-103 Study with a total of 37 patients enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Measures of safety, PK and disease activity were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all tested dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their CDAI than did patients in the lower dose or placebo cohorts.

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose-escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. At each dose, one quarter of patients would receive a placebo treatment. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study will enroll up to 20 patients who will receive five weekly doses of PRTX-100 followed by four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/kg range. Patients could receive up to nine doses of PRTX-100 over the six month study visit period. The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

Currently, all 20 patients have been enrolled into Cohort 5 at six study sites in the United States. A total of nine study sites were used in the PRTX-100-104 Study.

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development. Our business was dormant until current management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA.

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

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe converted the principal and accrued interest under the $2 Million Secured Convertible Note of $155,000 into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014 (the “February 2012 Secured Note”).

On June 5, 2012, we raised an additional $1,000,000 of working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of May 31, 2014 (the “June 2012 Secured Note”).

On October 1, 2012, we raised $800,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $800,000, which bore interest at a rate of 3% per annum and had a maturity date of October 1, 2014 (the “October 2012 Secured Note”).

On December 3, 2012, we raised $700,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $700,000, which bore interest at a rate of 3% per annum and had a maturity date of October 1, 2014 (the “December 2012 Secured Note”).

Collectively, the February 2012 Secured Note, the June 2012 Secured Note, the October 2012 Secured Note and the December 2012 Secured Note are hereinafter referred to as the “2012 Secured Notes.”

On January 18, 2013, we raised $2,500,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,500,000, which bore interest at a rate of 3% per annum and had a maturity date of January 15, 2015 (the “January 2013 Secured Note”).

On May 13, 2013, we raised $2,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $2,000,000, which bore interest at a rate of 3% per annum and had a maturity date of May 13, 2015 (the “May 2013 Secured Note”).

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of August 27, 2015 (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note, and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366.67 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share resulting in gross proceeds of $2,828,000. We realized net proceeds, after the costs associated with the private placement, of $2,781,603. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us in the future, subject to certain exceptions, including a registration statement filed in connection with a primary offering by us.

The securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) and Regulation D promulgated thereunder.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is an immunomodulatory protein produced by bacteria. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that very low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The PRTX-100-103 Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

Animal Studies

Protalex’s lead candidate, PRTX-100, has demonstrated positive results in several standard mouse models of autoimmunity, including the following:

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

Completed pre-clinical safety studies in animals showed no drug-related toxicity at doses up to 5-fold the highest currently planned clinical trial dose. These studies were conducted on New Zealand white rabbits and on cynomolgus monkeys. No differences were observed in body weight gain or food consumption, nor in hematology, clinical chemistry, urinalysis, or organ weight data in animals treated with PRTX-100 compared with controls treated with vehicle. These study results represent a necessary component of our IND application with the FDA.

Additional studies in monkeys have further characterized the PK, toxicity, and pharmacodynamics of PRTX-100 with up to 12 weekly doses.

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the IND for treating RA. We submitted the IND to the FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We have completed three clinical trials and are in the process of conducting a fourth clinical trial under this IND. Our first Phase I single-dose clinical trial commenced in December 2005 and was completed in March 2006. This trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of a single intravenous dose of PRTX-100. This study demonstrated that PRTX-100 appears safe and well-tolerated at the doses administered. There were no deaths or serious adverse events. The PK profile was determined and found consistent with that projected from pre-clinical models.

In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report from the 2006 trial, changes to our techniques for purification and characterization of PRTX-100, a Chemistry, Manufacturing and Controls (CMC) update, and a protocol for a second single-dose Phase I clinical trial. In July and August 2007 a second Phase I study was performed under the IND, to further characterize the safety, PK, and pharmacodynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug appears safe and well-tolerated. In August 2009, a Phase 1b randomized, double-blind, placebo-controlled, multiple dose, dose-escalation and tolerability study of PRTX-100 in combination with methotrexate or leflunomide in patients with active RA, (the “PRTX 100-103 Study”) was approved by the South African Medicines Control Agency. The PRTX-100-103 Study commenced in August 2010 at three sites in South Africa and was completed in January 2012 as detailed below.

In November 2012, we commenced enrollment and dosing of patients at a total of nine sites in the United States for the PRTX-100-104 Study, a second multicenter Phase 1b randomized, multiple-dose, dose-escalation study of PRTX-100 in combination with methotrexate or leflunomide in adults with active RA which is still in progress as detailed below. The PRTX-100-104 Study sequentially escalated the weekly dose of PRTX-100 from 1.5 micrograms/kg, the highest dose in the prior RA patient study, to doses of 3.0, 6.0, and 12.0 micrograms/kg. of PRTX-100. In February 2014, the last patient in the PRTX-100-104 Study was enrolled in the fifth and final cohort.

Idiopathic Thrombocytopenic Purpura (ITP) - ITP is an uncommon autoimmune bleeding disorder characterized by insufficient platelets in the blood. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. A small clinical trial in adult patients with chronic ITP was designed to provide safety data on repeated weekly dosing with PRTX-100 (the “PRTX-100b-103 Study”). This clinical study was to be conducted under the Australian and New Zealand Clinical Trial Notification procedure, not under a U.S. IND, and was initiated, but not completed. A leading Australian clinical research organization was contracted to manage and monitor this clinical trial. After the approval of the clinical protocol by ethics committees at six sites in Australia and one in New Zealand, the PRTX-100b-103 Study began enrolling patients in the second quarter of 2008. The PRTX-100b-103 Study was designed to evaluate the safety and PK of up to four doses of PRTX-100, starting at the lowest dose, and escalating upwards after safety review of the prior dose.

The PRTX-100b-103 Study proved difficult to enroll due to other on-going ITP Phase III studies and subsequent availability of two new and effective medicines for ITP. Nine patients were dosed at the first two dose levels by the end of the first quarter of 2009. At this point further recruitment of patients was suspended. No side effects or toxicities were noted with repeated weekly doses of PRTX-100 at doses of 0.075 and 0.15 micrograms per kg that were not seen with single doses in healthy volunteer trials. This repeated-dose safety data from the PRTX-100b-103 Study was included in the clinical trial application to evaluate PRTX-100 in patients with RA.

Rheumatoid arthritis - RA is a highly inflammatory polyarthritis often leading to joint destruction, deformity and loss of function. In addition to characteristic symmetric swelling of peripheral joints, systemic symptoms related to chronic inflammation can commonly occur. Chronic pain, disability and excess mortality are unfortunate sequelae. RA is the most common autoimmune disease, affecting 1% to 2% of the world’s population, with prevalence rising with age to about 5% in women over 55.

PRTX-100 shows measurable activity in a standard mouse model of autoimmune arthritis. A substantial body of published literature and proprietary data delineate the immunomodulatory activities of PRTX-100, which are distinct from those of current major biologic treatments for rheumatoid arthritis. Accordingly, we believe that RA represents a potentially important clinical indication for treatment with PRTX-100. While recent advances in biologic treatments for RA (with monoclonal antibodies) have improved the prognosis for many patients, many others continue to live with debilitating RA disease activity due either to the cost, side-effects, or limited effectiveness of these newer therapies.

The PRTX-100-103 Study

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa on adult patients with active RA on methotrexate or leflunomide. The PRTX-100-103 Study served to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose-escalating cohorts. In January 2012, we completed patient dosing in the fourth cohort of the PRTX-100-103 Study. A total of 37 patients were enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Measures of safety, PK, and disease activity were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all tested dose levels and at the higher doses, decreased RA activity as scored by the CDAI.

The number of patients with a DAS28-CRP < 3.2 at six weeks was the predefined disease activity endpoint of the study. The results showed that the patients receiving PRTX-100 were more likely to respond than those receiving placebo at all times, the number of responders increased over time during the 16 week study evaluation period, and that the maximum tolerated dose was not reached at the highest dose level.

Additionally, the results indicate that PRTX-100 did not change CRP (C-Reactive Protein) levels, even in those patients whose swollen and tender joint count and global VAS (Visual Analogue Scale) scores had decreased to low levels after treatment. Because of the influence of the CRP component on the DAS28-CRP score, a post-hoc analysis was performed examining changes in the CDAI scores in all patients. The CDAI score does not evaluate CRP as a component, but instead comprises physician and patient-assessed chemical markers of disease activity. In the placebo, 0.15 micrograms/kg, and 0.45 micrograms/kg dose groups, one out of eight patients in each group attained low disease activity (CDAI ≤ 10) on two or more consecutive visits. In the 0.90 micrograms/kg and 1.50 micrograms/kg dose groups, two of eight and two of five patients, respectively, attained this same endpoint, and maintained a CDAI < 10 until the week 16 final visit. Of the four apparent responders in the 1.50 micrograms/kg group, two attained a CDAI ≤ 6 (remission), one attained a CDAI ≤ 10 (low activity), and one achieved a CDAI of 10.1 at one or more visits. The mean time to peak response in this group occurred six weeks after their last dose.

As the disease activity results from the PRTX-100-103 Study demonstrated an acceptable safety profile, and suggested it could affect disease activity, although these effects were not statistically significant. In November 2012 we commenced the PRTX-100-104 Study to provide a better understanding of safety and potential treatment effect on RA disease activity measurements as well as to help define the optimal dose.

The PRTX-100-104 Study

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose-escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. At each dose, one quarter of patients would receive a placebo treatment. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters.

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee (SMC) and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients at five U.S. clinical centers with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg. Five patients withdrew from the study prior to their day 85 visit.

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study will enroll up to 20 patients who will receive five weekly doses of PRTX-100 followed by four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/kg range. Patients could receive up to nine doses of PRTX-100 over the six month study visit period.. The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. As of March 1, 2014, all 20 patients have been enrolled into Cohort 5 at six study sites in the United States. A total of nine study sites in the United States were used in the PRTX-100-104 Study.

In February 2014, we announced preliminary findings from a limited interim analysis of patients in Cohorts 1 through 4 of the PRTX-100-104 Study through day 85 which indicated that PRTX-100 was generally safe and well tolerated. The rate of adverse events (AE) among patients receiving PRTX-100 was comparable to that of those receiving placebo and is similar to that seen in prior clinical studies of PRTX-100; two patients discontinued the study because of treatment-related AEs. Pharmacokinetic analyses indicated a roughly linear increase in plasma maximum concentrations with increasing doses of 1.5, 3.0, 6.0, and 12.0 micrograms/kg. Effects on measures of disease activity showed that patients who received PRTX-100 had average DAS28-CRP and CDAI scores lower than the average scores of those that received placebo, which is consistent with a therapeutic effect in patients with this disease.

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In June 2012, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for completion of the PRTX-100-104 Study as well as other planned future studies. We have also contracted with an FDA-approved facility in Europe for the formulation of new drug product at higher concentrations in anticipation of administering higher dosages in this study as well as in future studies. The stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the United States. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The PRTX-100-103 Study and the PRTX-100-104 Study utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

Markets

RA is our current focus as a primary indication. RA is a serious autoimmune disorder that causes the body’s immune system to produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to both the Arthritis Foundation and the American College of Rheumatology websites during 2012, approximately 1.3 million people in the United States have RA, which is approximately 1% of the nation’s adult population. There are nearly three times as many women as men with the disease. The disease occurs in all ethnic groups and in every part of the world.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. It is estimated that despite treatment with current approved RA therapeutics, at least one-third of patients continue to have significant disability and limitations due to their disease. Current treatments are costly, some are associated with increased risk of cancer and opportunistic infections, and in most cases must be continued for decades. The market for the existing biologic RA drugs is primarily limited to those countries that have a high per capita income because treatment can cost tens of thousands of dollars per patient per year. Thus, a large portion of the world’s patient population cannot afford the existing biologic RA drugs. In contrast, we believe that PRTX-100 could potentially provide patients with a therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio.

Once further developed and approved, we believe that our products could be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments failed. Given the differences in the regulatory approval process in different parts of the world, it is reasonable to believe that PRTX-100 might first be used in the developing world and then in Europe and North America.

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 suggests potential efficacy in a range of autoimmune diseases, including, but not limited to psoriasis, myasthenia gravis, chronic idiopathic demyelinating polyneuropathy, ITP and pemphigus.

Our long-term strategy contemplates the pursuit of FDA approval to treat autoimmune diseases other than RA.

Competition

We believe, based on the pre-clinical trials and the results to date of our four Phase I clinical trials, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing therapies, and may cost less to manufacture than competing biologic-based therapies. Current RA treatments are characterized by complex manufacturing methods and, in 2012, resulted in an average annual retail cost of approximately $15,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used. The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2012 annual reports, Enbrel generated revenues of approximately $7.9 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.2 billion combined for Johnson & Johnson and Merck, and Abbott reported revenues of $9.3 billion for Humira. The final two TNF inhibitors, usually second line use, have also increased their revenues. Cimzia generated revenues of $619 million for UCB and Astellas, and Simponi generated revenues of $938 million for Johnson & Johnson and Merck. Orencia generated revenues of $1.2 billion for Bristol Myers Squibb. Kineret generated revenues of $74 million for Amgen, and Actemra generated revenues of $699 million for Roche. Rituxan generated revenues of $6.8 billion for Roche. Xeljanz, which was approved in 2012 for Pfizer, has not reported revenues to date. These revenues reflect the use of these drugs for RA, other indications and off label uses.Post–marketing experience has indicated that current and newly-marketed disease modifying anti-rheumatic drugs (DMARDs) subject patients to an increased risk of certain serious adverse events (SAEs).  Products which inhibit the action of TNF-alpha, being the longest on the market and the most studied, have demonstrated an increased incidence of certain SAEs.  Due to suppression of the immune system by these products, these SAEs include serious and opportunistic infections such as tuberculosis, fungal infections, and listeria infection, and increased risk of lymphomas.  Transient neutropenia and other blood dyscrasias have been reported.  TNF inhibitors are also not recommended in patients with demyelinating disease or with congestive heart failure.  Rituxan (anti-CD20) use increases the potential for Hep B reactivation and multifocal leukoencephalopathy, a fatal viral disease.  Kineret (IL-1) also shows an increased the risk of infection.  Actemra (IL-6) use has led to increased liver enzyme levels, hypertension, transient neutropenia, and an increase in cholesterol levels.  Orencia (T cell inhibition) also works by weakening the immune system, therefore can increase the risk of infections.  Patients using Orencia have developed lymphoma and lung cancer. Xeljanz (JAK) is the newest RA treatment to enter the market.  It has demonstrated similar side effects to TNF inhibitors, including invasive and opportunistic infections and the reactivation of tuberculosis.  Lymphomas and other malignancies have been observed in patients treated with Xeljanz.  In a study by a Swedish research group published in November 2012 by the American College of Rheumatology entitled, “Mortality Rates in Patients with Rheumatoid Arthritis Treated with Tumor Necrosis Factor Inhibitors”, following treatment of RA with either of the TNF inhibitors Enbrel, Humira or Remicade, mortality rates were on average approximately one death per 30 patients treated in the first three years of treatment.  Findings such as these and the long list of serious adverse events for all of the currently marketed treatments indicate that new and safer treatments for autoimmune diseases such as RA are needed.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

We are currently seeking Orphan Drug Designation in the United States as well as certain foreign jurisdictions for ITP. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

Under the U.S. Orphan Drug Act, Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a marketing application. After the FDA grants an orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

In addition, outside of the U.S. medicinal products used to treat life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in European Union and medicinal products which, for economic reasons, would be unlikely to be developed without incentives may be granted orphan designation in the European Union. The application for orphan designation is submitted to the EMA before an application is made for marketing authorization. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten year period, with a limited number of exceptions, neither the competent authorities of the European Union member states nor the EMA are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same orphan indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued in May 2007, as U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A. A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008. A further patent for the use of protein A issued as U.S. 7,807,170 in October, 2010. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s disease, psoriatic arthritis or pemphigus vulgaris. A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012. In December 2013, a patent with claims to the use of protein A to treat multiple sclerosis issued as U.S. 8,603,486. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, SLE, idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura.

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

Results of Operations

For the Three Months Ended February 28, 2014 and February 28, 2013

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $837,253 and $984,547 for the three months ended February 28, 2014 and February 28, 2013, respectively.  The decrease in R&D Expenses for the three month period ended February 28, 2014 compared to the three month period ended February 28, 2013 was primarily the result of a decrease in manufacturing activities associated with the PRTX 100-104 Study.

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

Administrative Expenses - Administrative expenses were $4,007,672 and $425,848 for the three months ended February 28, 2014 and February 28, 2013, respectively.  The increase in administrative expenses for the three month period ended February 28, 2014 compared to the same prior year period was due to a significant increase in employee stock compensation expense.

Professional Fees - Professional expenses were $135,722 and $113,077 for the three months ended February 28, 2014 and February 28, 2013, respectively. The increase in professional fees for the three month period ended February 28, 2014 compared to the same prior year period was due to an increase in legal fees, consulting expenses and filing fees related to financing and prospective financing activities.

For the Nine Months Ended February 28, 2014 and February 28, 2013

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $2,455,781 and $2,494,681 for the nine months ended February 28, 2014 and February 28, 2013, respectively.  The increase in R&D Expenses for the nine month period ended February 28, 2014 compared to the nine month period ended February 28, 2013 was primarily the result of an increase in the clinical study activities associated with the PRTX 100-104 Study partially offset by a decrease in manufacturing expenses in 2014 compared to 2013.

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

Administrative Expenses - Administrative expenses were $4,987,433 and $983,535 for the nine months ended February 28, 2014 and February 28, 2013, respectively.  The increase in administrative expenses for the nine month period ended February 28, 2014 compared to the same prior year period was due to increased employee stock compensation expense.

Professional Fees - Professional expenses were $396,386 and $326,655 for the nine months ended February 28, 2014 and February 28, 2013, respectively. The increase in professional fees for the nine month period ended February 28, 2014 compared to the same prior year period was due to an increase in legal fees, consulting expenses and filing fees related to financing and prospective financing activities.

Net Loss Outlook

As a development stage company, we have not generated any product sales revenues to date and have incurred operating losses since inception. Our accumulated deficit from inception through February 28, 2014 was $69,788,410 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Liquidity and Capital Resources

Since 1999, we have incurred significant losses and we expect to experience operating losses and negative operating cash flow for the foreseeable future. Historically, our primary source of cash to meet short-term and long-term liquidity needs has been the sale of shares of Common Stock. We have issued shares in private placements at discounts to the then current market price.

On September 18, 2003, we raised $12,657,599 through the sale of 1,489,129 shares of Common Stock at $8.50 per share, with warrants to purchase an additional 632,879 shares of Common Stock, at an exercise price of $12.00 per share. These warrants expired on September 19, 2008. Net of transaction costs of $1,301,536, our proceeds were $11,356,063.On May 25, 2005, we raised $5,057,885 through the sale of 518,757 shares of Common Stock at $9.75 per share, with warrants to purchase an additional 184,024 shares of Common Stock, at an exercise price of $11.25 per share. All of these warrants expired on May 25, 2010.  Net of transaction costs of $206,717, our proceeds were $4,851,168.

On December 30, 2005, we raised $5,839,059 through the sale of 519,026 shares of Common Stock at $11.25 per share, with warrants to purchase an additional 129,757 shares of Common Stock, at an exercise price of $14.95 per share. We also issued warrants to purchase 45,415 shares of Common Stock, at an exercise price of $14.95 per share, to the placement agent.  All of these warrants expired on December 30, 2010.  Net of transaction costs of approximately $328,118, our proceeds were $5,510,941.

In the fourth fiscal quarter of 2006, existing investors exercised 70,320 warrants which resulted in $786,538 in cash proceeds.

On July 7, 2006, we raised $14,217,660, net of transaction costs of $959,874, through the sale of 1,214,203 shares of Common Stock at $12.50 per share, with warrants to purchase an additional 303,551 shares of Common Stock, at an exercise price of $19.25 per share. We also issued warrants to purchase 106,243 shares of Common Stock, at an exercise price of $19.25 per share, to the placement agent.  All of these warrants expired on July 7, 2011.

In the first fiscal quarter of 2007, existing investors and option holders exercised 26,700 warrants and 1,200 options which resulted in $315,574 in cash proceeds.

On November 11, 2009, we raised $3,000,000; $2,000,000 from the sale of Common Stock and $1,000,000 from the issuance of the $1 Million Secured Note to Niobe.

On December 2, 2009, we entered into the Facility with Niobe to provide us with up to $2,000,000 of additional working capital in the form of secured loans at any time prior to June 30, 2012 subject to our achievement of certain predetermined benchmarks. On February 11, 2011 we received $2,000,000 of additional working capital from Niobe under the Facility and issued the $2 Million Secured Convertible Note to Niobe. The $2 Million Secured Convertible Note was convertible into shares of Common Stock at a conversion price equal to $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bore interest at a rate of 3% per annum and had a maturity date of December 31, 2013.  On August 27, 2013, Niobe converted the $2 Million Secured Convertible Note and $155,000 of accrued interest thereunder into 9,369,565 shares of Common Stock.

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

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share resulting in gross proceeds of $2,828,000. We realized net proceeds, after the costs associated with the private placement, of $2,781,603. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us in the future, subject to certain exceptions, including a registration statement filed in connection with a primary offering by us.

In February 2014, we filed a registration statement on Form S-1 with the “SEC in connection with a prospective underwritten public offering of up to 3,000,000 shares of Common Stock. We do not presently have any commitment or understanding with any underwriter with respect to any offering. No assurance can be given that we will pursue or consummate an offering, or if we do, that we will be able to raise sufficient additional working capital to fund our operations and satisfy our debt obligations as they become due.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 28, 2014 and February 28, 2013 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2014, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Unregistered Sale of Equity Securities

In December 2013, we issued non-qualified stock options for an aggregate of 450,000 shares of Common Stock, with an exercise price of $8.50 per share, to 3 consultants.  The options expire 10 years from the date of grant.

In February 2014, we issued a non-qualified stock option for 250,000 shares of Common Stock, with an exercise price of $9.00 per share, to a member of our Board of Directors.  The option expires 10 years from the date of grant.

The foregoing options are subject to vesting and forfeiture and were issued in reliance upon the exemption from the registration requirement of the Act pursuant to Section 4(a)(2) of the Act.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share resulting in gross proceeds of $2,828,000. We realized net proceeds, after the costs associated with the private placement, of $2,781,603. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us in the future, subject to certain exceptions, including a registration statement filed in connection with a primary offering by us.

The shares of Common Stock issued in the aforementioned financing were issued in reliance upon the exemption from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) and Regulation D promulgated thereunder.

ITEM 6.	EXHIBITS

Exhibit
No.	Description

10.1**	Form of Non-Qualified Stock Option Agreement with Marco M. Elser dated February 4, 2014	Incorporate by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

**This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2014	PROTALEX, INC.

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 14, 2014
	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

