Form 10-K
period 2014-05-31
PROTALEX INC
filed 2014-08-05
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission file number: 000-28385

PROTALEX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-20033490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Columbia Turnpike, Suite 1,

Florham Park NJ 07932

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

Yes☐    No ☑

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $48.9 million as of November 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2014 was 28,767,582.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2014

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Given the uncertainties affecting biotechnology companies which are still conducting phase 1 clinical studies , you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with our audited Financial Statements and related notes thereto, and the Risk Factors in Item 1A included elsewhere in this Annual Report.

PART I

ITEM 1.   BUSINESS

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (“PK”) of PTRX-100 in humans have now been characterized in five clinical studies. We intend to seek regulatory approval to initiate clinical studies in an orphan indication and apply for an orphan drug designation in 2014. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced the PRTX-100-103 Study, a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate or leflunomide. The PRTX-100-103 Study served to evaluate safety and potential efficacy of PRTX-100 in patients with active RA and was approved to enroll up to 40 patients in four dose-escalating cohorts. In January 2012, we completed patient dosing in the PRTX-100-103 Study with a total of 37 patients enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Measures of safety, PK and disease activity were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all tested dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their Clinical Disease Activity Index (“CDAI”) than did patients in the lower dose or placebo cohorts.

In November 2012, we commenced enrollment in the United States for the PRTX-100-104 Study, a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety and PK.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who were to receive five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/kg range. The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In July 2014, the last patient in Cohort 5 received their last dose. In total, 11 out of 20 patients in Cohort 5 will have completed all study visits per protocol by August 2014.

In June 2014, we announced preliminary unblinded findings of certain key parameters from the first four dosing cohorts of the 104 Study through completion of the 25-week study protocol. The preliminary results indicated that PRTX-100 was generally safe and well tolerated and the Adverse Event (AE) profile was consistent with prior trials results. There were no immediate hypersensitivity reactions, nor any treatment-related Serious Adverse Events (SAEs) evident and no expedited reports to the U.S. Food and Drug Administration (FDA) were required.

A total of 61 patients enrolled across all five cohorts in the PRTX-100-104 Study at nine study sites in the United States.

We maintain an administrative office in Florham Park, New Jersey, and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

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

On December 8, 2010, we effected a reverse stock split of the outstanding shares of our common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock outstanding. All references in this Annual Report to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis, unless otherwise noted.

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

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe. We issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014.

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share resulting in gross proceeds of $2,828,000. We realized net proceeds, after the costs associated with the private placement, of $2,781,603. No commissions were payable in connection with the financing transaction. Proceeds of the financing will be used for working capital registration rights in connection with certain registration statements filed by us in the future, subject to certain exceptions, including a registration statement filed in connection with a primary offering by us.

All of the securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(5) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is an immunomodulatory protein produced by bacteria. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. The PRTX-100-103 Study demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

Animal Studies

Protalex’s lead candidate, PRTX-100, has demonstrated positive results in several standard mouse models of autoimmunity, including the following:

Collagen-Induced Arthritis - PRTX-100 has demonstrated reproducible efficacy in this well-established animal model of RA. Mice received two injections of collagen in order to stimulate an inflammatory response. One group was treated with various doses of PRTX-100, a second group received Enbrel®, a leading commercially available treatment for RA, and the control group was injected with vehicle saline solution. The mice were observed for clinical symptoms, joint size and loss of function. The results showed that low doses of PRTX-100 and standard doses of Enbrel® suppressed clinical symptoms including joint swelling over the first two to three weeks of treatment, and slowed disease progression as compared with the control group. Thereafter, the PRTX-100-treated mice continued to remain disease-free whereas the mice treated with Enbrel® showed a resumption of joint inflammation and tissue damage. This response to Enbrel® was expected because the mice developed immune response to it because it is a foreign protein. Overall, these results indicate that PRTX-100 is a potential treatment for RA in humans. The data from these studies has served as a rationale for conducting clinical trials in human patients.

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

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the IND for treating RA. We submitted the IND to the FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We have completed three clinical trials and are in the process of completing a fourth clinical trial under this IND. Our first Phase I single-dose clinical trial commenced in December 2005 and was completed in March 2006. This trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of a single intravenous dose of PRTX-100. This study demonstrated that PRTX-100 appears safe and well-tolerated at the doses administered. There were no deaths or serious adverse events. The PK profile was determined and found consistent with that projected from pre-clinical models.

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

In November 2012, we commenced enrollment and dosing of patients at a total of nine sites in the United States for the PRTX-100-104 Study, a second multicenter Phase 1b randomized, multiple-dose, dose-escalation study of PRTX-100 in combination with methotrexate or leflunomide in adults with active RA which is still in progress as detailed below. The PRTX-100-104 Study sequentially escalated the weekly dose of PRTX-100 from 1.5 micrograms/kg, the highest dose in the prior RA patient study, to doses of 3.0, 6.0, and 12.0 micrograms/kg. of PRTX-100. In July 2014, the last patient in the PRTX-100-104 Study received their last dose in the fifth and final cohort.

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

We intend to seek regulatory approval from the FDA to initiate clinical studies in ITP and to apply for Orphan Drug Designation in 2014.

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

PRTX-100 shows measurable activity in a standard mouse model of autoimmune arthritis. A substantial body of published literature and proprietary data delineate the immunomodulatory activities of PRTX-100, which are distinct from those of current major biologic treatments for rheumatoid arthritis. Accordingly, we believe that RA represents a potentially important clinical indication for treatment with PRTX-100. While recent advances in biologic treatments for RA have improved the prognosis for many patients, many others continue to live with debilitating RA disease activity due either to the cost, side-effects, or limited effectiveness of these newer therapies.

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

The number of patients with a DAS28-CRP < 3.2 (Disease Activity Score) at six weeks was the predefined disease activity endpoint of the study. The results showed that the patients receiving PRTX-100 were more likely to respond than those receiving placebo at all times, the number of responders increased over time during the 16 week study evaluation period, and that the maximum tolerated dose was not reached at the highest dose level.

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

The disease activity results from the PRTX-100-103 Study demonstrated an acceptable safety profile, and suggested treatment with PRTX-100 could affect disease activity, although these effects were not statistically significant. In November 2012 we commenced the PRTX-100-104 Study to provide a better understanding of safety and potential treatment effect on RA disease activity measurements as well as to help define the optimal dose.

The PRTX-100-104 Study

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose-escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. At each dose, one quarter of patients would receive a placebo treatment. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety and PK.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who were to receive five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/kg range. The primary objective of the Cohort 5 sub-study is to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In July 2014, the last patient in Cohort 5 received their last dose. In total, 11 out of 20 patients in Cohort 5 will have completed all study visits by August 2014.

In June 2014, we announced preliminary findings from an unblinded interim analysis of patients in Cohorts 1 through 4 of the PRTX-100-104 Study through day 85 which indicated that PRTX-100 was generally safe and well tolerated. The unblinded analysis of the 104 Study included 41 patients recruited at five U.S. clinical sites in the first four dosing cohorts of the five-cohort study through completion of the 25-week study protocol.

The preliminary results indicated that PRTX-100 was generally safe and well tolerated and the Adverse Event (AE) profile was consistent with prior trials results. There were no immediate hypersensitivity reactions, nor any treatment-related Serious Adverse Events (SAEs) evident and no expedited reports to the U.S. Food and Drug Administration (FDA) were required. Pharmacokinetic analyses indicated a roughly linear increase in plasma maximum concentrations with increasing doses of 1.5, 3.0, 6.0, and 12mcg/kg.

Moreover, the study revealed positive effects of PRTX-100 treatment on certain measures of disease activity, although these effects were not statistically significant. At the higher doses, PRTX-100 showed activity comparable to existing well known biologics with apparent onset of action occurring subsequent to the fifth and final dose. For example, four weeks following the last PRTX-100 dose (Day 57), 32% of active-treated and 13% of placebo-treated patients had attained an ACR50 response (that is, a 50% reduction in the American College of Rheumatology Core Data Set). At day 113, 29% of the active-treated patients who received 6 or 12 mcg/kg PRTX-100 plus methotrexate achieved DAS28-CRP scores less than 2.6 (remission), while the placebo-treated patients showed no remission. Notably, among all patients treated with PRTX-100, 43% had DAS28-CRP < 3.2 (low disease activity) on both Day 57 and Day 85, while only 14% of placebo-treated patients showed such a reduction in RA disease activity on these days.

A total of nine study sites in the United States were used in the PRTX-100-104 Study.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In June 2012, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for completion of the PRTX-100-104 Study as well as initiating other planned future studies. We have also contracted with an FDA-approved facility in Europe for the formulation of new drug product at higher concentrations in anticipation of administering higher dosages in this study as well as in future studies. The stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the United States. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The PRTX-100-103 Study and the PRTX-100-104 Study utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

Markets

RA is our most advanced primary indication. RA is a serious autoimmune disorder that causes the body’s immune system to produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to both the Arthritis Foundation and the American College of Rheumatology websites during 2013, approximately 1.5 million people in the United States have RA, which is approximately 1% of the nation’s adult population. There are nearly three times as many women as men with the disease. The disease occurs in all ethnic groups and in every part of the world.

RA was chosen as a target disease because it represents a well-defined, rapidly growing market for which there is no current uniformly effective treatment. Sixty percent of people with inadequately treated RA are unable to work 10 years after onset. It is estimated that despite treatment with current approved RA therapeutics, at least one-third of patients continue to have significant disability and limitations due to their disease. Current treatments are costly, some are associated with increased risk of cancer and opportunistic infections, and in most cases must be continued for decades. The market for the existing biologic RA drugs is primarily limited to those countries that have a high per capita income because treatment can cost tens of thousands of dollars per patient per year. Thus, a large portion of the world’s patient population cannot afford the existing biologic RA drugs. In contrast, we believe that PRTX-100 could potentially provide patients with a therapy that is efficacious, cost-effective, and has a highly favorable benefit-risk ratio.

Once further developed and approved, we believe that PRTX-100 could be used to treat patients with moderate to severe cases of RA, and particularly those individuals for whom other treatments failed. Given the differences in the regulatory approval process in different parts of the world, it is reasonable to believe that PRTX-100 might first be used in the developing world and then in Europe and North America.

In addition, we believe ITP also represents a potential indication for PRTX-100. ITP or Idiopathic thrombocytopenic purpura is a bleeding disorder in which the immune system destroys platelets, which are necessary for normal blood clotting. Persons with the disease have too few platelets in the blood. ITP affects women more often than men, and it is more common in children than in adults. In children, the disease usually resolves without treatment. Adults are usually treated with an anti-inflammatory steroid medicine (prednisone). In some cases, surgery to remove the spleen (splenectomy) is recommended. This increases the platelet count in about half of patients.

ITP has no cure, and relapses may occur years after seemingly successful medical or surgical management. If the disease does not get better with prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $400 million and $250 million, respectively, in 2013. Neither romiplostim or eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in patients with ITP.

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune diseases, including, but not limited to psoriasis, myasthenia gravis, chronic idiopathic demyelinating polyneuropathy, and pemphigus.

Our long-term strategy contemplates the pursuit of FDA approval to treat autoimmune diseases other than RA.

Competition

We believe, based on the pre-clinical trials and the results to date of our five Phase I clinical trials, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing RA therapies, and may cost less to manufacture than competing biologic-based therapies. Current RA treatments are characterized by complex manufacturing methods and, in 2013, resulted in an average annual retail cost of approximately $15,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used. The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;

•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;

•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®) and the newer entries, certolizumab (Cimzia®) and golimumab (Simponi®);

•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®) and (Il-6) tocilizumab (Actemra®);

•	Costimulatory molecule inhibitor abatacept (Orencia®);

•	Anti CD20 B-cell-directed therapy, rituximab (Rituxan®); and

•	Janus Kinase (JAK) inhibitor, tofacitinib citrate (Xeljanz).

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2013 annual reports, Enbrel generated revenues of approximately $9.7 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.9 billion combined for Johnson & Johnson and Merck, and Abbvie reported revenues of $10.7 billion for Humira. The final two TNF inhibitors, usually second line use, have also increased their revenues. Cimzia generated revenues of $803 million for UCB. Although approved in Japan in March 2013, Astellas did not list its Cimzia in its 2013 Annual Report. Simponi generated revenues of $1.4 billion for Johnson & Johnson and Merck, while Orencia generated revenues of $1.4 billion for Bristol Myers Squibb. Kineret generated revenues of $484.7 million in sales for SOBI, but Amgen did not list its Kineret sales in the company’s 2013 Annual Report. Actemra generated revenues of $1.2 billion and Rituxan $7.7 billion for Roche. Xeljanz, approved in 2012, has earned Pfizer $114 million in 2013.. These revenues reflect the use of these drugs for RA, other indications and off label uses.

Post–marketing experience has indicated that current and newly-marketed disease modifying anti-rheumatic drugs (DMARDs) subject patients to an increased risk of certain serious adverse events (SAEs). Products which inhibit the action of TNF-alpha, being the longest on the market and the most studied, have demonstrated an increased incidence of certain SAEs. Due to suppression of the immune system by these products, these SAEs include serious and opportunistic infections such as tuberculosis, fungal infections, and listeria infection, and increased risk of lymphomas. Transient neutropenia and other blood dyscrasias have been reported. TNF inhibitors are also not recommended in patients with demyelinating disease or with congestive heart failure. Rituxan (anti-CD20) use increases the potential for Hep B reactivation and multifocal leukoencephalopathy, a fatal viral disease. Kineret (IL-1) also shows an increased the risk of infection. Actemra (IL-6) use has led to increased liver enzyme levels, hypertension, transient neutropenia, and an increase in cholesterol levels. Orencia (T cell inhibition) also works by weakening the immune system, therefore can increase the risk of infections. Patients using Orencia have developed lymphoma and lung cancer. Xeljanz (JAK) is the newest RA treatment to enter the market. It has demonstrated similar side effects to TNF inhibitors, including invasive and opportunistic infections and the reactivation of tuberculosis. Lymphomas and other malignancies have been observed in patients treated with Xeljanz. In a study by a Swedish research group published in November 2012 by the American College of Rheumatology entitled, “Mortality Rates in Patients with Rheumatoid Arthritis Treated with Tumor Necrosis Factor Inhibitors”, following treatment of RA with either of the TNF inhibitors Enbrel, Humira or Remicade, mortality rates were on average approximately one death per 30 patients treated in the first three years of treatment. Findings such as these and the long list of serious adverse events for all of the currently marketed treatments indicate that new and safer treatments for autoimmune diseases such as RA are needed.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

We will seek approval for Orphan Drug Designation in the United States as well as certain foreign jurisdictions for ITP. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued in May 2007, as U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A. A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008. A further patent for the use of protein A issued as U.S. 7,807,170 in October, 2010. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s Disease, psoriatic arthritis or pemphigus vulgaris. A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012. In December 2013, a patent with claims to the use of protein A to treat multiple sclerosis issued as U.S. 8,603,486. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, SLE, idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura. In April 2014, we received a notice of allowance in Japan for psoriasis, scleroderma and Crohn’s Disease.

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

Properties

Our principal offices are located at 131 Columbia Turnpike, Suite 1, Florham Park, New Jersey in facilities we occupy on a month to month basis. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Legal Proceedings

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects, as well as adversely affect the value of an investment in our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report, including our consolidated financial statements and the related notes.

There are numerous and varied risks that may prevent us from achieving our goals.  We believe that the following are the material risks that we face.  If any of the following risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks relating to our Business

If we are unable to enroll enough patients to complete our clinical trials, our applications before regulatory agencies may never be submitted or approved, which may result in increased costs and harm our ability to develop products.

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

Human clinical trials are expensive and difficult to design and to implement, in part because they are subject to rigorous requirements. The clinical trial process is also time-consuming. Even with adequate financing, we estimate that our clinical trials for PRTX-100 will take up to several additional years to complete. Furthermore, poor results or failure can occur at any stage of the trials, and we can encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	slow enrollment of qualified patients;
•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials
•	slower than expected rates of patient recruitment
•	inability to monitor patients adequately or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory agencies may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA and/or foreign regulatory agencies find deficiencies in our Investigational New Drug Application (“IND”) and/or country specific regulatory submissions or in the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

If we fail to obtain regulatory approvals for PRTX-100 or any other drug we develop, we will not be able to generate revenues from the commercialization or sale of those drugs.

We must receive regulatory approval of each of our drugs before we can commercialize or sell that product. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product we develop, as well as the distribution and marketing of these products, are regulated by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar regulatory authorities in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay our receipt of revenues, if any, from PRTX-100 or any other drug we develop. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of PRTX-100 or any other drug we develop or will result in a marketable product.

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

There is no assurance that if we file for an Orphan Drug Designation for any indication, that the FDA, the European Medicinal Agency (“EMA”) or any other regulatory body will ever approve it. In addition, if an application is filed and approved, Orphan drug exclusive marketing rights may be lost if the FDA, EMA or other regulatory body later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Although obtaining approval to market a product with Orphan drug exclusivity may be advantageous, we cannot be certain that:

• we will be the first to obtain approval for any drug for which we obtain Orphan Drug Designation;

• Orphan Drug Designation will result in any commercial advantage or reduce competition; or

• limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

If we are unable to obtain, to protect, and to maintain our proprietary rights in intellectual property, we may not be able to compete effectively or operate profitably.

Our commercial success also depends, in large part, on our ability to obtain and maintain intellectual property protection for our technology covering our product candidates and avoiding infringement of the proprietary technology of others. Our ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our industry are still evolving. However, we will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively protected and maintained as trade secrets.

We have tried to protect our proprietary position by filing U.S. and international patent applications related to PRTX-100. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, (issued as U.S. 7,211,258) which issued the 258 Patent in May 2007. The 258 Patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A. A second patent claiming the use of protein A to treat idiopathic thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008. A further patent for the use of protein A issued as U.S. 7,808,170 in October, 2010. The 170 Patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s Disease, psoriatic arthritis or pemphigus vulgaris. A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012. In December 2013, a patent with claims to the use of protein A to treat multiple sclerosis issued as U.S. 8,603,486. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, systemic lupus erythematosis (SLE), idiopathic thrombocytopenia, and autoimmune thrombocytopenia purpura. In April 2014, we received a notice of allowance in Japan for psoriasis, scleroderma and Crohn’s Disease. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

If any of our potential products were approved by the FDA or foreign regulatory agencies for commercial sale, we would need to manufacture them in larger quantities. We have no manufacturing facilities at this time, and we have no experience in the commercial manufacturing of drugs. Thus, we would need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Moreover, contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. For these reasons, a third-party manufacturer might not be able to manufacture sufficient quantities of PRTX-100 to allow us to commercialize it. If we are unable to increase the manufacturing capacity for PRTX-100, or any other product we may develop, we may experience delays in or shortages in supply when launching them commercially.

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

Substantially all of our competitors have substantially greater capital resources, research and development personnel, facilities and experience in conducting clinical trials and obtaining regulatory approvals than us. As well, most of our competitors have advantages over us in manufacturing and marketing pharmaceutical products. We are thus at a competitive disadvantage to those competitors who have greater capital resources and we may not be able to compete effectively.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Should we obtain regulatory approval for PRTX-100, we will have to compete with existing therapies, some of which have been marketed for years. In addition, a significant number of companies are pursuing the development of products that target the same indications that we are targeting. We face competition from both domestic and international companies. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, long drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other strategic collaborations.

The loss of one or more key members of our management team or Scientific Advisory Board could adversely affect our business.

Our performance is substantially dependent on the continued service and performance of our management team, and Scientific Advisory Board members, who have experience and specialized expertise in our business.  In particular, the loss of Arnold P. Kling, our president, could adversely affect our business and operating results. We do not have “key person” life insurance policies for any members of our management team or Scientific Advisory Board, or employment agreements with any members of our management team.

Many of our business practices are subject to scrutiny by regulatory authorities, as well as to lawsuits brought by private citizens under federal and state laws.  Failure to comply with applicable law or an adverse decision in lawsuits may result in adverse consequences to us.

The laws governing our conduct in the United States are enforceable by criminal, civil and administrative penalties.  Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the False Claims Act and the Anti-Kickback Law and the Public Health Service Act, and any regulations promulgated under their authority, may result in jail sentences, fines or exclusion from federal and state programs, as may be determined by Medicare, Medicaid and the Department of Health and Human Services and other regulatory authorities as well as by the courts.  There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

For example, under the Anti-Kickback Law, and similar state laws and regulations, even common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, can result in substantial legal penalties, including, among others, exclusion from the Medicare and Medicaid programs, and arrangements with referral sources must be structured with care to comply with applicable requirements.  Also, certain business practices, such as consulting fees to healthcare providers, sponsorship of educational or research grants, charitable donations, interactions with healthcare providers that prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare providers to prescribe or purchase particular products or as a reward for past prescribing.  Under the Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act, which together are referred to as the healthcare reform law, such payments by pharmaceutical manufacturers to U.S. healthcare practitioners and academic medical centers must be publicly disclosed.  A number of states have similar laws in place.  Additional and stricter prohibitions could be implemented by federal and state authorities.  Where such practices have been found to be improper incentives to use such products, government investigations and assessments of penalties against manufacturers have resulted in substantial damages and fines.  Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct.

Failure to satisfy requirements under the Federal Food, Drug, and Cosmetic Act can also result in penalties, as well as requirements to enter into consent decrees or orders that prescribe allowable corporate conduct.

In addition, while regulatory authorities generally do not regulate physicians’ discretion in their choice of treatments for their patients, they do restrict communications by manufacturers on unapproved uses of approved products or on the potential safety and efficacy of unapproved products in development.  Companies in the United States, Canada and the European Union cannot promote approved products for other indications that are not specifically approved by the competent regulatory authorities (e.g., FDA in the United States), nor can companies promote unapproved products.  In limited circumstances, companies may disseminate to physicians information regarding unapproved uses of approved products or results of studies involving investigational products.  If such activities fail to comply with applicable regulations and guidelines of the various regulatory authorities, we may be subject to warnings from, or enforcement action by, these authorities.  Furthermore, if such activities are prohibited, it may harm demand for our products.

Promotion of unapproved drugs or devices or unapproved indications for a drug or device is a violation of the Federal Food, Drug, and Cosmetic Act and subjects us to civil and criminal sanctions.  Furthermore, sanctions under the Federal False Claims Act have recently been brought against companies accused of promoting off-label uses of drugs, because such promotion induces the use and subsequent claims for reimbursement under Medicare and other federal programs.  Similar actions for off-label promotion have been initiated by several states for Medicaid fraud.  The healthcare reform law significantly strengthened provisions of the Federal False Claims Act, Medicare and Medicaid Anti-Kickback provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations.  Violations or allegations of violations of the foregoing restrictions could materially and adversely affect our business.

We may be required to report detailed pricing information, net of included discounts, rebates and other concessions, to the Centers for Medicare & Medicaid Services, or CMS, for the purpose of calculating national reimbursement levels, certain federal prices and certain federal and state rebate obligations.  We will need to establish systems for collecting and reporting this data accurately to CMS and institute a compliance program to assure that the information collected is complete in all respects.  If we report pricing information that is not accurate to the federal government, we could be subject to fines and other sanctions that could adversely affect our business.

If we choose to pursue clinical development and commercialization in the European Union or otherwise market and sell our products outside of the United States, we must obtain and maintain regulatory approvals and comply with regulatory requirements in such jurisdictions.  The approval procedures vary among countries in complexity and timing.  We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all, which would preclude us from commercializing products in those markets.  In addition, some countries, particularly the countries of the European Union, regulate the pricing of prescription pharmaceuticals.  In these countries, pricing discussions with governmental authorities can take considerable time after the receipt of marketing approval for a product.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of their product candidate to other available therapies.  Such trials may be time-consuming and expensive, and may not show an advantage in efficacy for our products.  If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, in either the United States or the European Union, we could be adversely affected.  Also, under the United States Foreign Corrupt Practices Act, or FCPA, the United States has increasingly focused on regulating the conduct by U.S. businesses occurring outside of the United States, generally prohibiting remuneration to foreign officials for the purpose of obtaining or retaining business.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General, or OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual.  Increasing numbers of U.S.-based pharmaceutical companies have such programs.  In the future, we may need to adopt healthcare compliance and ethics programs that would incorporate the OIG’s recommendations, and train our applicable employees in such compliance.  Such a program may be expensive and may not assure that we will avoid compliance issues.

The implementation of the healthcare reform law in the United States may adversely affect our business.

Through the March 2010 adoption of the healthcare reform law in the United States, substantial changes are being made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage.  The changes contemplated by the healthcare reform law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future.  However, implementation has already begun with respect to certain significant cost-saving measures under the healthcare reform law, for example with respect to several government healthcare programs that may cover the cost of our future products, including Medicaid, Medicare Parts B and D, and these efforts could have a materially adverse impact on our future financial prospects and performance.

For example, with respect to Medicaid, in order for a manufacturer’s products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of the United States Department of Health and Human Services, and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS, and pricing data provided by the manufacturer to the federal government.  The states share this savings with the federal government, and sometimes implement their own additional supplemental rebate programs.  Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price, or AMP, or the AMP less Best Price, whichever is greater.  Effective January 1, 2010, the healthcare reform law generally increases the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug product from a minimum of 15.1% to a minimum of 23.1% of the AMP, subject to certain exceptions, for example, for certain clotting factors, the increase is limited to a minimum of 17.1% of the AMP.  For non-innovator multiple source (generic) products, the rebate percentage is increased from a minimum of 11.0% to a minimum of 13.0% of AMP.  In 2010, the healthcare reform law also newly extended this rebate obligation to prescription drugs covered by Medicaid managed care organizations.  These increases in required rebates may adversely affect our future financial prospects and performance.

The healthcare reform law also creates new rebate obligations for our products under Medicare Part D, a partial, voluntary prescription drug benefit created by the United States federal government primarily for persons 65 years old and over.  The Part D drug program is administered through private insurers that contract with CMS.  Beginning in 2011, the healthcare reform law generally requires that in order for a drug manufacturer’s products to be reimbursed under Medicare Part D, the manufacturer must enter into a Medicare Coverage Gap Discount Program agreement with the Secretary of the United States Department of Health and Human Services, and reimburse each Medicare Part D plan sponsor an amount equal to 50% savings for the manufacturer’s brand name drugs and biologics which the Part D plan sponsor has provided to its Medicare Part D beneficiaries who are in the “donut hole” (or a gap in Medicare Part D coverage for beneficiaries who have expended certain amounts for drugs). The Part D plan sponsor is responsible for calculating and providing the discount directly to its beneficiaries and for reporting these amounts paid to CMS’s contractor, which notifies drug manufacturers of the rebate amounts it must pay to each Part D plan sponsor.  The rebate requirement could adversely affect our future financial performance, particularly if contracts with Part D plans cannot be favorably renegotiated or the Part D plan sponsors fail to accurately calculate payments due in a manner that overstates our rebate obligation.

The healthcare reform law also introduced a biosimilar pathway that will permit companies to obtain FDA approval of generic versions of existing biologics based upon reduced documentation and data requirements deemed sufficient to demonstrate safety and efficacy than are required for the pioneer biologics.  The new law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed.  With the likely introduction of biosimilars in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges.  The FDA has reported meeting with sponsors who are interested in developing biosimilar products, and is developing regulations to implement the abbreviated regulatory review pathway.

Regarding access to our products, the healthcare reform law established and provided significant funding for a Patient-Centered Outcomes Research Institute to coordinate and fund Comparative Effectiveness Research, or CER.  While the stated intent of CER is to develop information to guide providers to the most efficacious therapies, outcomes of CER could influence the reimbursement or coverage for therapies that are determined to be less cost-effective than others.  Should any of our products be determined to be less cost-effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be impacted, which could materially impact our future financial prospects and results.

Risks Related to Our Dependence on Third Parties

If third-party manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

We have relied on, and intend to rely in the future, on third-party contract manufacturers to supply, store, test and distribute PRTX-100 and other potential products. Any products we develop may be in competition with other product candidates and products for access to these facilities. Thus, we may not be successful in contracting with third-party manufacturers, or they may not be able to manufacture these candidates and products in a cost-effective or timely manner. Additionally, our reliance on third-party manufacturers exposes us to the following risks, any of which could delay or prevent the completion of (x) our clinical trials, (y) the approval of our products by the FDA or (z) the commercialization of our products, resulting in higher costs or depriving us of potential product revenues:

•	Contract manufacturers are obliged to operate in accordance with FDA-mandated cGMPs. Their failure to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products. Additionally, failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

•	It may be difficult or impossible for us to find replacement manufacturers quickly on acceptable terms, or at all. For example, we have initially relied on a single contract drug substance manufacturer, Eurogentec S.A., to produce PRTX-100. Changing this manufacturer, or changing the manufacturer for any other products we develop, may be difficult, time consuming and expensive. The number of potential manufacturers is limited, and changing manufacturers may require confirmation of the analytical methods of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such confirmation of the analytical methods may be costly and time-consuming.

•	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store, test and distribute our products successfully.

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

We believe Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our current planned clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot or will not produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be significantly delayed and our ability to commercialize this product could be impaired.

If we do not have adequate clinical trial material available to complete our clinical trials, which could also lead to a significant delay in continuing and /or commencing our clinical trial programs, we may be unable to obtain FDA approval and our ability to commercialize this product could be impaired or precluded.

We rely on third parties to conduct our PRTX-100 studies and intend to rely on third parties to conduct our clinical trials for other product candidates. Such third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely and expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials for our drug product candidates. Relying on these third parties for clinical development activities will reduce our control over these activities.

We will remain responsible for ensuring that our PRTX-100-104 Study and each of our future clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA will require us to comply with cGTPs with respect to any clinical trials conducted in connection with a submission to the FDA, including an IND, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety are protected. We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, and could devote more of their resources to such other entities at the expense of expending sufficient resources on our clinical development activities.

We expect to depend on collaborations with third parties to develop and commercialize our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug product candidates.

We currently intend to commercialize PRTX-100 and to collaborate with third parties to commercialize PRTX-100 and any future product candidates. In addition, we may seek partners for further development and commercialization of our other product candidates. These collaborations could take the form of license, distribution, sales representative, joint venture, sponsored research or other arrangements with pharmaceutical and biotechnology companies, other commercial entities and academic and other institutions.

If we do enter into any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. Our ability to generate revenues from these arrangements will depend on, among other things, our collaborators' successful performance of the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

• collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and could devote fewer resources to our product candidates than we expect them to;

• a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of our product or products;

• collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

• collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate or repeat or conduct new clinical trials;

• collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

• collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information;

• disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management's attention and resources; and

• collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may collaborate with pharmaceutical and biotechnology companies to develop and commercialize our product candidates. For example, we currently intend to seek to collaborate with third parties to commercialize PRTX-100 and other product candidates we successfully develop.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States of our product candidate, the potential market for such product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential and relative cost of competing products, uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications or conditions that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. In addition, there have been a significant number of recent business combinations among pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators. Collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all.

If we cannot find a collaborator for a particular program, we may have to curtail the development of such program or of one or more of our other development programs, delay the potential commercialization of such program or reduce the scope of any sales or marketing activities for the program or increase our expenditures and undertake development or commercialization activities for the program at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring these product candidates to market and generate product revenue.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

Auditors have doubt as to our ability to continue in business.

In their report on our May 31, 2014 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We are a clinical stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies.  We have generated net losses in all periods since our inception in September 1999 including losses of approximately $ 11.9 million and $6.3 million for the years ended May 31, 2014 and 2013, respectively and as of May 31, 2014 we had an accumulated deficit of approximately $73.6 million.  We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.  Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception.  During the years ended May 31, 2014 and 2013, we incurred research and development expenses of approximately $3.2 million and $3.8 million, respectively.  As of May 31, 2014, we had cash and cash equivalents of approximately $1.6 million and net working capital of approximately $1.2 million. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers.

Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements.  We currently have no agreements relating to any of these types of transactions and we cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are unable to raise additional capital, we will have to delay, curtail or eliminate one or more of our research and development programs.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted.  Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

Risks Associated with our Capital Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our Common Stock;

•	the actual number of shares of our Common Stock that trade;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or product manufacturers;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control.  The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have historically experienced extreme price and volume fluctuations.  These fluctuations often have been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Our Common Stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all of our outstanding shares of common stock, subject to volume limitations, are available for sale in the public market, either pursuant to Rule 144 under the Act or an effective registration statement.  Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

We have never paid and do not intend to pay cash dividends.  As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business.  In addition, the terms of existing and future debt agreements may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our affiliates control the majority of our shares of common stock and one shareholder holds a controlling interest.

As of July 18, 2014, our directors and executive officers and their Affiliates beneficially own approximately 80% of the outstanding shares of our Common Stock, with one such Affiliate, Niobe Ventures LLC, beneficially owns approximately 78% of our outstanding Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

Our affiliates control the majority of our shares of common stock. Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.  In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.  These provisions include:

•	the inability of stockholders to call special meetings; and

•	the ability of our Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board.

The classification of our board of directors and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our company .

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock.  They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our directors and executive officers and their affiliates beneficially own approximately 80% of the outstanding shares of common stock.

If our common stock becomes subject to the penny stock rules, this may make it more difficult to sell our shares

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). If the price of our common stock drops below $5.00, our securities will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore security holders may have difficulty selling their shares.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our principal offices are located at 131 Columbia Turnpike, Suite 1, Florham Park NJ 07932. We occupy our principal offices on a month to month basis. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

	High	Low
2014*
First Quarter	$4.00	$1.31
Second Quarter	10.00	3.11
Third Quarter	9.50	7.78
Fourth Quarter	9.05	3.76

2013*
First Quarter	$1.50	$0.40
Second Quarter	1.66	0.51
Third Quarter	1.39	0.85
Fourth Quarter	2.40	0.79

*  The prices for the fiscal years ended May 31, 2014 and 2013 are actual sale prices because the bid price information was not available.

(b)        Holders.    As of August 1, 2014, there were approximately 100 holders of record of our Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c)        Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Unregistered Sale of Equity Securities

In June 2014 we issued non-qualified stock options for an aggregate of 200,000 shares of our Common Stock with an exercise price of $8.22 per share to two consultants. The option expires 5 years from the date of grant.

In May 2014 we issued a non-qualified stock option for 250,000 shares of our Common Stock with an exercise price of $8.20 per share to a consultant. The option expires 5 years from the date of grant.

In April 2014 we issued a non-qualified stock option for 250,000 shares of our Common Stock with an exercise price of $8.40 per share to a consultant. The option expires 5 years from the date of grant.

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

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, which refers to the historical results of Protalex, should be read in conjunction with the other sections of this Annual Report, including “Risk Factors,” “Business” and the consolidated financial statements and other consolidated financial information included in this Annual Report.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report.  See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially. You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2014 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and PK of PTRX-100 in humans have now been characterized in five clinical studies. We intend to seek regulatory approval to initiate clinical studies in an orphan indication and apply for an orphan drug designation in 2014.We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose-escalation phase of this study was expected to enroll up to 40 patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. At each dose, one quarter of patients would receive a placebo treatment. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study is to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety and PK.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/ kg range. The objective of the Cohort 5 sub-study is to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives include determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 will have completed all study visits per protocol by August 2014.

In June 2014, we announced preliminary findings from an unblinded interim analysis of patients in Cohorts 1 through 4 of the PRTX-100-104 Study through day 85 which indicated that PRTX-100 was generally safe and well tolerated. The unblinded analysis of the 104 Study included 41 patients recruited at five U.S. clinical sites in the first four dosing cohorts of the five-cohort study through completion of the 25-week study protocol.

The preliminary results indicated that PRTX-100 was generally safe and well tolerated and the Adverse Event (AE) profile was consistent with prior trials results. There were no immediate hypersensitivity reactions, nor any treatment-related Serious Adverse Events (SAEs) evident and no expedited reports to the U.S. Food and Drug Administration (FDA) were required. Pharmacokinetic analyses indicated a roughly linear increase in plasma maximum concentrations with increasing doses of 1.5, 3.0, 6.0, and 12mcg/kg.

Moreover, the study revealed positive effects of PRTX-100 treatment on certain measures of disease activity, although these effects were not statistically significant. At the higher doses, PRTX-100 showed activity comparable to existing well known biologics with apparent onset of action occurring subsequent to the fifth and final dose. For example, four weeks following the last PRTX-100 dose (Day 57), 32% of active-treated and 13% of placebo-treated patients had attained an ACR50 response. At day 113, 29% of the active-treated patients who received 6 or 12 mcg/kg PRTX-100 plus methotrexate achieved DAS28-CRP scores less than 2.6 (remission), while the placebo-treated patients showed no remission. Notably, among all patients treated with PRTX-100, 43% had DAS28-CRP < 3.2 (low disease activity) on both Day 57 and Day 85, while only 14% of placebo-treated patients showed such a reduction in RA disease activity on these days.

A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

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

On December 8, 2010, we effected a reverse stock split of the outstanding shares of our common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock outstanding. All references in this Annual Report to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

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

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

On February 1, 2012, we raised $1,000,000 of working capital pursuant to a loan from Niobe. We issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014.

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by the company, subject to certain exceptions, including a registration statement filed in connection with a primary offering by the company.

The securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(5) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 4 to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our financial position and results of operations.  These policies may involve a high degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from estimates. If different assumptions or conditions were to prevail, the results could be materially different from these reported results. The impact and any associated risks related to these policies on our business operations are discussed throughout this Annual Report where such policies affect our reported and expected financial results.

The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates have a material impact on our financial statements and are discussed in detail throughout this Annual Report.

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

Results of Operations

Fiscal year ended May 31, 2014 compared to fiscal year ended May 31, 2013

Research and Development Expenses – Research and Development expenses decreased from $3,833,401 in our 2013 fiscal year to $3,232,321 in our 2014 fiscal year. The decrease of $601,000, or 16%, was the result of increased activity associated with our clinical study in the United States, as disclosed above but a significant decline in the expenses associated with the formulation and production of our bulk drug substance, drug product, and placebo. During such period, we engaged more consultants and incurred other clinical study-related expenses as we enrolled patients and analyzed study data.

Administrative Expenses - Administrative expenses increased to $7,750,587 in our 2014 fiscal year from $1,345,152 in our 2013 fiscal year. The increase of $6.4 million was related to an increase in non-cash stock compensation.

Professional Fees - Professional fees increased from $440,751 in fiscal year 2013 to $584,585 in fiscal year 2014. The increase of $143,000, or 33%, was due primarily to increases in consulting and legal expenses.

Interest Expense – Interest expense decreased from $663,866 in fiscal year 2013 to $283,720 in fiscal year 2014. The decrease was attributable to no longer having any interest expense computed from the beneficial conversion feature of the $2 Million Secured Convertible Note and the conversion of said note into equity as described above.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2014 was $73,587,282 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

From February 1, 2012 through August 27, 2013 we raised an aggregate of $9,000,000 of working capital pursuant to seven loans from Niobe, in varying principal amounts and issued to Niobe the Secured Notes.

As described above, on October 11, 2013 we issued the Consolidated Note to Niobe.  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  Our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2014 and 2013 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2015 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2013 and May 31, 2014 we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)         Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2014, our internal control over financial reporting is effective based on these criteria.

(c)        Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 1, 2014:

Name	Age	Title

Arnold P. Kling	56	President and Director
Kirk M. Warshaw	56	Chief Financial Officer, Secretary and Director
Marco M. Elser	55	Director

Arnold P. Kling. Mr. Kling has served as our president and director since November 2009. For the past 15 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a Director and President of 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

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

Marco M. Elser. has served as a director since February 2014. For over five years, Mr. Elser has been a partner with AdviCorp Plc, a London-based investment banking firm.  From 1994 to 2001, Mr. Elser served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions. Prior to that, from 1985 through 1994, he served as a First Vice President of Merrill Lynch Capital Markets in Rome and London. Mr. Elser served on the Board of Directors of Pine Brook Capital, a Shelton, CT-based engineering company from 2007 to 2012 and was its Chairman from 2009 through 2012. He is presently a director (since 2002) of North Hills Signal Processing Corporation, a technology company and a director (since 2012) of Trans-Lux Corporation, a designer and manufacturer of digital signage display solutions. From 2002 to 2014, Mr. Elser was also the president of the Harvard Club of Italy, an association he founded with other alumni in Italy where he has been living since 1984. He received his BA in Economics from Harvard College in 1981 Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions as one of our directors.

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

Benjamin Bowen, Ph.D. serves as Chairman of our SAB. Dr. Bowen has 25 years of healthcare-specific experience as a research scientist, research manager, investment banker, and advisor. Since 2004, he has been an investment banker at Rodman & Renshaw, LLC, The Benchmark Company, LLC, and Northland Capital Markets. Starting in 2012, Mr. Bowen has been President of Owatonna Advisors, Inc., a consultancy that provides scientific and business advice to early stage life science companies. Between 1988 and 2003, he worked as a scientist and research manager at Genentech, CIBA-Geigy, and Novartis, last serving as Executive Director in the Cardiovascular and Metabolic Disease Therapeutic Area at Novartis. Mr. Bowen received a Bachelor of Arts degree in chemistry from Hamline University in 1983 and a Ph.D. degree in organic chemistry from MIT in 1988.

Edward Bernton, M.D. has a background in pharmacology, clinical immunology, and experimental medicine. Prior to December 2009, Dr. Bernton served as our medical director and worked as a consultant in clinical pharmacology and early-phase drug development. His medical sub-specialties include internal medicine, allergy/immunology, and diagnostic laboratory immunology. He has served as protocol author or investigator on over thirty Phase I clinical trials including many first-in-man studies for novel small molecules, biopharmaceutics, and vaccines. Dr. Bernton spent 12 years in both basic and clinical research in pharmacology, immunology, infectious diseases, and vaccinology at Walter Reed Army Institute of Research while serving 20 years as a medical officer in the US Army.

Michelle Catalina, Ph.D. has a background in immunology, molecular biology and biochemistry. Dr. Catalina has served as an instructor at the University of Massachusetts Medical Center where she directed production of tetrameric molecules for detection of antigen specific T cells and projects to study the generation and maintenance of antigen specific T cells. Dr. Catalina has also conducted research investigating the role of homing receptors on inflammatory and antigen specific processes. She received a Bachelor of Science degree in biochemistry from the University of Illinois in 1991 and a Ph.D. degree in immunology from the University of Texas Southwestern Medical Center in 1996.

James W. Dowe III serves as Vice Chairman of our SAB and has over thirty years of experience in the various stages of a company’s development. His corporate experience ranges from being an active investor, CEO and/or Chairman of startups to public companies. His primary focus has been in biotechnology, computer software and investment management companies. In 1980, Mr. Dowe founded and later became the CEO and Chairman of Excalibur Technologies Corporation whose search engine is recognized for its ability to index and retrieve mixed data types including digital images, signals and multilingual text. Excalibur was merged with the Media Systems Division of the Intel Corporation to form Convera Corporation (CNVR). Mr. Dowe was co-founder and a director of AZUR Environmental, a private company (acquired by Strategic Diagnostics Inc. (Nasdaq: SDIX)). Mr. Dowe graduated from New Mexico State University with a Bachelor of Science degree in 1965 and served as an U.S. Naval officer during the Vietnam War.

Richard Francovitch, Ph.D. received his academic training in pharmacology and has an extensive background in developing and commercializing pharmaceutical products on a global scale. Dr. Francovitch has over 25 years of experience in the pharmaceutical industry. For the last 15 years prior to joining the Company he held various senior level positions, including Vice President, Head of the Hematology Franchise at GlaxoSmithKline Pharmaceuticals (LSE/NYSE: GSK), one of the world's leading research-based pharmaceutical and healthcare companies. Dr. Francovitch received a Bachelor of Science degree in biology from the University of Maryland in 1979 and a Ph.D. degree in Pharmacology from Tulane University in 1985.

William E. Gannon, Jr., M.D. serves as our Chief Medical Officer. He also serves as Chief Scientific Officer & Medical Director for Capital City Technical Consulting (CCTC) in Washington, DC. In addition to receiving his medical training and clinical work at Ross University, Case Western Reserve and George Washington University, Dr. Gannon obtained an M.B.A. from George Washington University in 1988 and has since built a wealth of experience in the management of clinical trials including designing the trials and building operational teams to ensure their successful completion. Dr. Gannon’s primary focus has been on oncology therapeutic and diagnostic applications, but possesses a broad range of experience across therapeutic categories. Dr. Gannon has managed clinical trials and operations as well as the design, corporate and regulatory strategies, regulatory submissions and execution of Phase I through Phase IV clinical trials in the United States, Europe and Asia. Additionally, Dr. Gannon is involved in philanthropy in the Washington, DC area and currently serves on the Board of Directors for Emerging World Health and The Foundation for Sickle Cell Research.

John Bruce Lundy McClain, M.D. , has a background in clinical research, clinical product development, product safety, and product quality. Dr. McClain served 20 years in the United States Army in clinical and academic positions. He devoted 14 years in both basic and clinical research in infectious diseases and vaccinology at Walter Reed Army Institute of Research and Walter Reed Army Medical Center. For the last 19 years he has developed pharmaceutical products in industry, lastly as chief medical officer. Dr. McClain currently provides independent pharmaceutical expertise on clinical development, product quality and product safety to biopharmaceutical firms. Dr. McClain received a Bachelor of Science degree in biology from Spring Hill College in 1970 and his M.D. from the University of Alabama in 1974.

Third-Party Consultants

We engage a number of third-party consultants from time-to-time that provide various services supporting our clinical development program and trials.

Family Relationships

None of our directors or executive officers is related by blood, marriage or adoption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

Our Board adopted a code of ethics that applies to its directors, officers and employees as well as those of our subsidiaries. Copies of our codes of ethics are publicly available on our website at www.protalex.com. Requests for copies of our codes of ethics should be sent in writing to Protalex, Inc., 131 Columbia Turnpike, Suite 1, Florham Park, NJ 07932.

Board Composition and Election of Directors

Our Board consists of three directors. Each director is elected to a one year term and serves until his successor is duly elected and qualified. We intend to expand our Board to five directors a majority of who will be independent under the NASDAQ Rules.

Board Committees

Our Board has the authority to appoint committees to perform certain management and administrative functions. As of the date of this Annual Report, given the limited number of directors, our Board has not yet re-established any committees. However, we expect that our Board will appoint new directors in the future and once the Board has been expanded, we anticipate that the Board will again establish separate audit, compensation and nominating and corporate governance committees and may, from time to time, establish other committees it deems appropriate.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)

Arnold P. Kling,	2014	$72,000	0	$72,000
President	2013	$72,000	0	$72,000

Kirk M. Warshaw,	2014	$72,000	$164,500	$236,520
Chief Financial Officer	2013	$72,000	$164,500	$236,520

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report.

Employment Contracts

There are no employment contracts between us and either Mr. Kling or Mr. Warshaw.

Indemnification Agreements

As of the date of this Annual Report, we have entered into indemnification agreements with each of our current directors and executive officers, each member of our SAB and each of our former executive officers and directors who resigned in November 2009 in connection with the closing of the Financing. It is anticipated that future directors, officers and members of our SAB will enter into an Indemnification Agreement with us in substantially similar form. The Indemnification Agreement provides, among other things, that we will indemnify and hold harmless each person subject to an Indemnification Agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. The Indemnification Agreement further provides that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law. Pursuant to the Indemnification Agreement, an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise. The Indemnification Agreement also requires us to maintain in full force and effect directors’ liability insurance on the terms described in the Indemnification Agreement. If indemnification under the Indemnification Agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2014:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kirk M Warshaw, Chief Financial Officer	750,543	0	$0.25	12/29/2019
	250,000	0	$1.01	10/31/2021
	350,000	0	$1.05	05/22/2023

Compensation of Directors

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Marco M. Elser	$0	$896,887	$0	$896,887

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report. At May 31, 2014, Mr. Elser held options exercisable for an aggregate of 250,000 shares at an exercise price of $9.00 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our Common Stock as of August 1, 2014, except as noted below, by:

•	each of our directors;

•	each of our Named Executive Officers (as defined in Item 402(m) of Regulation S-K);

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of Common Stock; and

•	all of our directors and executive officers as a group.

 Except as indicated in the footnotes below, each holder listed below possesses sole voting and investment power with respect to their shares and such holder’s address is c/o Protalex, Inc., at 131 Columbia Turnpike, Suite 1, Florham Park, NJ 07932.  An asterisk (*) denotes less than 1%.  The information is not necessarily indicative of beneficial ownership for any other purpose. Percentage ownership calculations for beneficial ownership are based on 28,767,582 shares of Common Stock outstanding as of August 1, 2014.

	Shares Beneficially Owned(1)
Name and Title	Number	Percent

Arnold P. Kling, president and director (2)	22,581,159	78.5%
Kirk M. Warshaw, CFO, secretary and director (3)	1,350,543	4.5%
Marco M. Elser, director (4)	117,333	*
Officers and Directors as a group (3 persons) (5)	24,049,025	79.6%

5% Beneficial Owners
Niobe Ventures LLC
410 Park Avenue – Suite 1710
New York, NY 10022	22,576,097	78.5%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the securities held by that entity.
(3)	Consists of options to purchase 750,543 shares of Common Stock at an exercise price of $0.25 per share, 250,000 shares of Common Stock at an exercise price of $1.01 per share, and 300,000 shares of Common Stock at an exercise price of $1.05 per share.
(4)	Includes options to purchase 83,333 shares of Common Stock at an exercise price of $9.00 per share.
(5)	Includes 1,433,876 shares of Common Stock underlying options to purchase shares of Common Stock beneficially owned.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	37,000	$13.86	651,616

Equity compensation plans not approved by security holders – Stand Alone Option Grants	4,280,543	$3.17	Not applicable
Total	4,317,543	$3.26	651,616

During the fiscal year ended May 31, 2014, options for an aggregate of 1,300,000 shares of our Common Stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation for consulting services. These options include five and ten year options with exercise prices ranging from $8.20 to $9.00 per share, they vest from the first anniversary to the third anniversary from the date of grant and some are subject to earlier vesting upon the achievement of each of three milestones including, upon commencement of the drug test trial, upon demonstrated efficacy of the drug trial and finally, upon the execution of a licensing or financing transaction. 40,000 options under the 2003 Stock Option Plan expired unexercised.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described herein above, during the years ended May 31, 2013 and May 31, 2014, we raised an aggregate of $9,000,000 of working capital from six separate loans, in varying principal amounts, from Niobe and issued to Niobe the Secured Notes.

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to the Facility, we issued to Niobe the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

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

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2014 and 2013 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors.  We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent.  In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this Annual Report under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.  On the basis of such review and its understanding of such relationships and transactions, our Board has determined that one of our Board members, Marco M. Elser, is an independent director.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Liggett, Vogt & Webb P.A in the fiscal years ended May 31, 2013 and 2014 are as follows:

	2013	2014
Audit fees*	$33,500	$33,500
Audit related fees	0	0
Tax fees	4,500	4,500
All other fees**	0	9,500
Total fees	$38,000	$47,500

*Includes fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings.

**Includes fees for professional services rendered in connection with the preparation and filing of our Registration Statement on Form S-1 filed on February 20, 2014.

Pre-Approval of Audit and Permissible Non-Audit Services

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

2. Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.
4.1	Consolidated, Amended and Restated Promissory Note in the principal amount of $9,219,366, dated October 11, 2013	Incorporated by reference, to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on October 11, 2013.
4.2	Final form of Securities Purchase Agreement dated as of January 22, 2014 between the Company and certain accredited investors pursuant to which such investors were granted piggy back registration rights	Filed herewith.
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003.
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference, to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.8**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw December 29, 2009	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q filed on January 8, 2010.
10.9**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference, to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.10**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011	Incorporated by reference, to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.11**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011	Incorporated by reference, to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.

10.12**	Form of Non-Qualified Stock Option Agreement with Marco M. Elser dated February 4, 2014	Incorporate by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.13**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated May 22, 2013	Incorporated by reference, to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.14	Consolidated, Amended and Restated Security Agreement dated October 11, 2013, between the Company and Niobe Ventures, LLC	Incorporated by reference, to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
23.1	Consent of Liggett, Vogt & Webb, P.A.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Date: August 4, 2014

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 4, 2014
/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: August 4, 2014

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 4, 2014

/s/ Marco M. Elser
Marco M. Elser, Director

PROTALEX, INC.

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Protalex, Inc.

Florham Park, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. as of May 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years ended May 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, NY

August 4, 2014

PROTALEX, INC.

BALANCE SHEETS

	May 31,
	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$1,614,758	$2,457,046
Prepaid expenses	45,327	42,320
Total current assets	1,660,085	2,499,366

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $14,088 and $13,068 as of May 31, 2014 and May 31, 2013, respectively	5,447	6,467

Total other assets	5,447	6,467

Total Assets	$1,665,532	$2,505,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$412,718	$671,738
Accrued expenses	40,135	62,517
Current portion – long term debt– related party	0	4,210,833

Total current liabilities	452,853	4,945,088

LONG TERM LIABILITIES:
Senior Secured Note – related party	9,000,000	6,000,000
Senior Secured Note Accrued Interest – related party	397,168	57,616
Total liabilities	9,850,021	11,002,704

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 18,926,615 shares issued and outstanding, respectively	288	189
Additional paid in capital	65,402,505	53,237,993
Accumulated deficit	(73,587,282)	(61,735,053)
Total stockholders’ equity (deficit)	(8,184,489)	(8,496,871)
Total liabilities and stockholders’ equity (deficit)	$1,665,532	$2,505,833

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENTS OF OPERATIONS

Years Ended May 31,

	2014	2013

Revenues	$0	$0
Operating Expenses
Research and development	3,232,321	3,833,401

Administrative	7,750,587	1,345,152
Professional fees	584,585	440,751
Depreciation and amortization	1,020	1,020
Operating loss	(11,568,513)	(5,620,324)

Other income (expense)
Interest income	4	3,956
Interest expense	(283,720)	(663,866)
Loss before income taxes	(11,852,229)	(6,280,234)
Provision for income taxes	0	0
Net loss	$(11,852,229)	$(6,280,234)
Weighted average number of common shares outstanding	26,222,563	18,926,615
Loss per common share – basic and diluted	$(0.45)	$(0.33)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended May 31, 2013 and May 31, 2014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2012	18,926,683	$189	$52,331,016	$(55,454,819)	$(3,123,614)
June 1, 2012 – May 31, 2013 – shared-based expense	0	0	906,977	0	906,977
Net loss for the year ended May31, 2013	0	0	0	(6,280,234)	(6,280,234)
Balance, May 31, 2013	18,926,683	189	53,237,993	(61,735,053)	(8,496,871)
June 1, 2013 – May 31, 2014 – shared-based expense	0	0	7,228,008	0	7,228,008
August 27, 2013 – issuance of 9,369,565 shares of common stock	9,369,565	94	2,154,906	0	2,155,000
January 23, 2014 – issuance of 471,334 shares of common stock	471,334	5	2,781,598	0	2,781,603
Net loss for the year ended May 31, 2014	0	0	0	(11,852,229)	(11,852,229)
Balance, May 31, 2014	28,767,582	$288	$65,402,505	$(73,587,282)	$(8,184,489)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

STATEMENTS OF CASH FLOWS

Years Ended May 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,852,229)	$(6,280,234)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
(Gain) on disposal of equipment, net	0	0
Depreciation and amortization	1,020	1,020
Equity based expense	7,228,008	906,977
(Increase)/decrease in:
Prepaid expenses and deposits	(3,008)	360
Increase/(decrease) in:
Accounts payable and accrued expenses	(281,402)	638,528
Accrued interest payable	283,720	0
Net cash and cash equivalents used in operating activities	(4,623,891)	(4,733,349)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	2,781,603	0
Issuance of note payable to individuals	1,000,000	7,000,000
Net cash and cash equivalents provided by financing activities	3,781,603	7,000,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(842,288)	2,266,651
Cash and cash equivalents, beginning	2,457,046	190,395
Cash and cash equivalents, ending	$1,614,758	$2,457,046

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

NONCASH FINANCING ACTIVITIES:
Conversion of debt to equity	$2,155,000	$0

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended May 31, 2014 and 2013

1.	ORGANIZATION AND BUSINESS ACTIVITIES

The Company is focused on the development of a class of biopharmaceutical drugs for treating autoimmune inflammatory diseases including rheumatoid arthritis (RA). Its lead product, PRTX-100, is a formulation of highly-purified form of staphylococcal protein A, which is an immune modulating protein produced by bacteria.

The Company maintains an administrative office in Florham Park, New Jersey and currently outsources all of its product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

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

As contemplated by the Purchase Agreement, all of the Company’s executive officers and all of the members of its Board of Directors (the “Board”) prior to the closing of the Financing, with the exception of Frank M. Dougherty, resigned effective concurrently with the closing of the Financing.  Mr. Dougherty resigned effective upon the expiration of the 10-day notice period required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, effective upon the closing of the Financing, the Board appointed Arnold P. Kling as a director and then elected him as the Company’s president and elected Kirk M. Warshaw as the Company’s chief financial officer and secretary.

In addition, on the Effective Date, the Company terminated (i) the Investor Rights Agreement dated September 18, 2003 among us, vSpring SBIC L.P. (“vSpring”) and certain of the investors set forth on Schedule A thereto and the Registration Rights Agreement dated May 25, 2005 among the Company, vSpring and certain of the investors set forth on Schedule I thereto in accordance with their respective terms and (ii) stock options exercisable for an aggregate of 246,714 shares of Common Stock (approximately 41% of the Company’s then outstanding stock options).

On February 11, 2011, for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”). The $2 Million Secured Convertible Note was convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bore interest at a rate of 3% per annum and had a maturity date of December 31, 2013. The original maturity was December 31, 2012 but in December 2012 Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that the Company have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if the Company undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of the Company’s assets, exchange or tender offer, or reclassification of its stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014.

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

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of August 27, 2015. (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note, and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of the Company’s equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the Company’s assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

On January 23, 2014, the Company consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by the Company, subject to certain exceptions, including a registration statement filed in connection with a primary offering by the Company.

3.	GOING CONCERN

Since inception, the Company has incurred an accumulated deficit of $73,587,282 through May 31, 2014. For the years ended May 31, 2014 and 2013, the Company had net losses of $11,852,229 and $6,280,234, respectively. The Company has used $4,623,891 and $4,733,349 of cash in operating activities for the years ended May 31 2014 and 2013, respectively. As of May 31, 2014, the Company had cash and cash equivalents of $1,614,758 and net working capital of $1,207,232. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and clinical trials in the future and that it will need to raise additional capital to fund the ongoing FDA approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the private sale of the Company’s equity or debt securities. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

In February 2014, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with a prospective underwritten public offering of up to 3,000,000 shares of Common Stock. The Company does not presently have any commitment or understanding with any underwriter with respect to any offering. No assurance can be given that it will pursue or consummate an offering, or if it does, that it will be able to raise sufficient additional working capital to fund its operations and satisfy its debt obligations as they become due.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2014 and 2013, the Company had a total of 4,317,543 and 3,057,543, respectively, of potentially dilutive securities comprised solely of stock options.

Share-Based Compensation

The Company adopted the FASB accounting guidance for share based payment transactions. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The compensation cost included in operating expenses was $7,228,008 and $906,977 for the years ended May 31, 2014 and 2013, respectively and included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. No tax benefit was recorded as of May 31, 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carry forwards.

The Board adopted and the stockholders approved the 2003 Stock Option Plan on October 2003 and it was amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board or the Compensation Committee. There are 900,000 shares reserved for grants of options under the plan, of which 37,000 have been issued and 800 were exercised. The Company has issued 2,980,543 stock options as stand-alone grants, of which 400 were exercised. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board.

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

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. Expected volatility is based on the historical daily volatility of the price of Common Stock. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the Company’s stock-based awards.

As of May 31, 2014, there were 4,317,543 stock options outstanding.  At May 31, 2014, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $3,830,307 (net of estimated forfeitures and exclusive of 275,000 options yet to be earned or valued) and will be recognized over a weighted average period of eighteen months.  For the year ended May 31, 2014, the Company granted 1,300,000 stock options, with a fair value of $9,385,000 (net of estimated forfeitures and exclusive of 275,000 options yet to be earned or valued). 40,000 options expired and none were forfeited.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May 31, 2014	Year Ended May 31, 2013
Dividends per year	0	0
Volatility percentage	418%-696%	418% - 426%
Risk free interest rate	4.00%	2.13%
Expected life (years)	5-10	7-10
Weighted Average Fair Value	$8.51	$1.22

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020 and $1,020 for the years ended May 31, 2014 and 2013, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2014. Amortization expense for the intellectual property will be $1,020 for each of the next five years.

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

New Accounting Pronouncements

Except as set forth below, management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The Company has elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

5.	INCOME TAXES

For the years ended May 31, 2014 and 2013, the components of income tax benefit (expense) consist of the following:

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013
Current:
Federal	$0	$0
State	0	0

Deferred:
Federal	4,028,000	2,135,000
State	711,000	377,000
Tax credits	185,000	249,000
Permanent timing difference	(2,999,000)	(467,000)
Increase in valuation allowance	(1,925,000)	(2,294,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2014 and 2013 differ from statutory federal income tax rates due to the following:

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	17%	37%
Permanent timing differences	25%	7%
General business credit/other	(2)%	(4)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2014 and 2013 are as follows:

Assets:	May 31, 2014	May 31, 2013
Net operating losses	$21,550,000	$19,810,000
Severance accrual	0	0
General business credit	2,540,000	2,355,000
Deferred tax assets	24,090,000	22,165,000
Liability:
Gross deferred tax asset	24,090,000	22,165,000
Less valuation allowance	(24,090,000)	(22,165,000)
Deferred tax asset, net of valuation allowance	$0	$0

The gross deferred tax assets have been fully offset by a valuation allowance and has no uncertain tax positions to be disclosed.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 limitation on the amount to be utilized in a given year. The years May 31, 2010 through 2014 remain subject to examination by the relevant tax authorities.

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

On February 11, 2011, for the purpose of providing the Company with additional working capital, pursuant to an existing Credit Facility Agreement dated as of December 2, 2009 (the “Facility”) with Niobe, the Company issued to Niobe a senior secured convertible promissory note in the principal amount of $2 million (the “$2 Million Secured Convertible Note”). The $2 Million Secured Convertible Note was convertible into shares of Common Stock at a conversion price of $0.23 per share, for an aggregate of 8,695,652 shares of Common Stock (net of accrued interest thereon), bore interest at a rate of 3% per annum and matured on December 31, 2013. The original maturity was December 31, 2012 but in December 2012 Niobe agreed, for no consideration, to extend the maturity date to December 31, 2013.

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that the Company have sufficient authorized shares of Common Stock after taking into account all outstanding shares of Common Stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if the Company undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of the Company’s assets, exchange or tender offer, or reclassification of its stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014.

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

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of August 27, 2015. (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note, and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of the Company’s equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the Company’s assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

All of the securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(5) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

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

During the fiscal year ended May 31, 2014, the Company issued an aggregate of 250,000 options to Mr. Elser. The 250,000 options issued during the fiscal year ended May 31, 2014 have a ten year life with an exercise price of $9.00. These options vested 33.33% upon issuance, another 33.33% will vest on the 12 month anniversary of their issuance, and the remainder will vest on May 4, 2016. The 250,000 options have been valued at $2,018,000 for which $896,887 of compensation expense has been recorded.

7.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2014, options to purchase 4,317,543 shares of Common Stock were outstanding, of which 37,000 were issued and 800 were exercised under the Company’s 2003 Stock Option Plan and the remaining 4,280,543 were issued and 400 were exercised as standalone options. As of May 31, 2014, options to purchase 3,350,876 shares of Common Stock are exercisable.

The 1,000,000 options issued during the year ended May 31, 2013 are ten year options with exercise prices ranging from $1.05 to 1.39 per share. Some of these options vested 50% upon issuance and the remainder vest on their one year anniversary. Some options vest ratably over 2 years while some vest upon the achievement of certain benchmarks. The options issued during the year ended May 31, 2013 have been valued at $1,771,750 for which $735,667 of compensation expense has been recorded. The balance of the option expense recorded during the year ended May 31, 2013 is related to options issued in prior years.

The 1,300,000 options issued during the year ended May 31, 2014 consisted of five year and ten year options with exercise prices ranging from $8.40 to $9.00 per share. Some of these options vested 50% upon issuance and the remainder vest on their one year anniversary. Some options vest ratably over 2 years while some vest upon the achievement of certain benchmarks. The options issued during the year ended May 31, 2014 have been valued at $9,385,000 for which $5,789,996 of compensation expense has been recorded. The balance of the option expense recorded during the year ended May 31, 2014 is related to options issued in prior years.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2014 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2011	1,538,927	$1.99	3.70
Granted	750,000	$1.01	10
Exercised	0	0	0
Forfeited	0	0	0
Expired	(20,000)	0	0
Outstanding at May 31, 2012	2,268,927	$1.27	7.65
Granted	1,000,000	$1.22	10
Exercised	0	0	0
Forfeited	0	0	0
Expired	(211,385)	$7.52	0
Outstanding at May 31, 2013	3,057,542	$1.09	8.08
Granted	1,300,000	8.51	5.83
Exercised	0	0	0
Forfeited	0	0	0
Expired	(40,000)	7.50	0
Outstanding May 31, 2014	4,317,543	$3.26	6,67
Exercisable at May 31, 2014	3,350,876	$3.43	7.83

The outstanding and exercisable stock options as of May 31, 2014 and 2013 had an intrinsic value of $20,782,678 and $351,821, respectively.

The 1,300,000 options issued during the year were issued at an exercise price that was equal to the market price at the time the options were granted.

The following summarizes certain information regarding stock options at May 31, 2014:

Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	1,230,543	$0.44	6.07	1,230,543	$0.44	6.07
$1.01 – 5.00	1,750,000	$1.13	7.95	1,575,000	1.32	7.95
$5.01 – 10.00	1,300,,000	$8.51	5.83	508,333	$8.51	5.25
$10.01 – 15.00	37,000	$13.86	1.6	37,000	$13.86	1.6
	4,317,543	$3.26	6.67	3,350,876	$2.23	6.60

8. SENIOR SECURED NOTE – RELATED PARTY

On February 1, 2012, the Company raised $1,000,000 of working capital pursuant to a loan from Niobe. The Company issued to Niobe a secured promissory note in the principal amount of $1,000,000 (the “February 2012 Secured Note”). The February 2012 Secured Note bore interest at a rate of 3% per annum and had a maturity date of February 1, 2014.

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

On August 27, 2013, the Company raised $1,000,000 of additional working capital pursuant to an incremental loan from Niobe and issued to Niobe a secured promissory note in the principal amount of $1,000,000, which bore interest at a rate of 3% per annum and had a maturity date of August 27, 2015. (the “August 2013 Secured Note”).

Collectively, the January 2013 Secured Note, the May 2013 Secured Note, and the August 2013 Secured Note are hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represent a total of $9,000,000 in principal amount of loans from Niobe and are hereinafter referred to as the “Secured Notes.”

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of the Company’s equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the Company’s assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013 with Niobe.

9.	STOCKHOLDERS EQUITY

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

On January 23, 2014, the Company consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by the Company, subject to certain exceptions, including a registration statement filed in connection with a primary offering by the Company.

10. SUBSEQUENT EVENTS

In June 2014 the Company issued non-qualified stock options for an aggregate of 200,000 shares of Common Stock with an exercise price of $8.22 per share to two consultants. The option expires five years from the date of grant.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

