Form 10-Q
period 2014-08-31
PROTALEX INC
filed 2014-10-08
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 8, 2014: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended August 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2014	2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$758,045	$1,614,758
Prepaid expenses	17,875	45,327
Total current assets	775,920	1,660,085

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $14,343 and $14,088 as of August 31, 2014 and May 31, 2014, respectively	5,192	5,,447

Total other assets	5,192	5,447

Total Assets	$781,112	$1,665,532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$395,437	$412,718
Accrued expenses	7,150	40,135

Total current liabilities	402,587	452,853

LONG TERM LIABILITIES:
Senior Secured Note – related party	9,219,366	9,219,366
Senior Secured Note Accrued Interest – related party	249,064	177,802
Total liabilities	9,871,017	9,850,021

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	68,671,775	65,402,505
Accumulated deficit	(77,761,968)	(73,587,282)
Total stockholders’ deficit	(9,089,905)	(8,184,489)
Total liabilities and stockholders’ deficit	$781,112	$1,665,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	614,533	933,373
Administrative	3,379,793	372,759
Professional fees	109,099	129,777
Operating loss	(4,103,425)	(1,435,909)

Other income (expense)
Interest income	1	1
Interest expense	(71,262)	(76,335)
Loss before income taxes	(4,174,686)	(1,512,243)
Provision for income taxes	0	0
Net loss	$(4,174,686)	$(1,512,243)
Weighted average number of common shares outstanding	28,767,582	19,338,464
Loss per common share – basic and diluted	$(0.15)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,174,686)	$(1,512,243)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	255	255
Equity based expense	3,269,270	265,095
(Increase)/decrease in:
Prepaid expenses and deposits	27,452	25,116
Increase/(decrease) in:
Accounts payable and accrued expenses	20,996	(216,624)
Net cash and cash equivalents used in operating activities	(856,713)	(1,438,401)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	0	1,000,000
Net cash and cash equivalents provided by financing activities	0	1,000,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(856,713)	(438,401)
Cash and cash equivalents, beginning of period	1,614,758	2,457,046
Cash and cash equivalents, ending of period	$758,045	$2,018,645
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$2,155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

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

In April 2009, the Company ceased all operations and terminated all employees in light of insufficient funds to continue its clinical trials and related product development. The Company’s business was dormant until new management took control of its operations in November 2009. Since then the Company has been actively pursuing the commercial development of PRTX-100 for the treatment of RA.

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one share of Common Stock for each five shares of Common Stock outstanding. Unless otherwise noted, all references in these financial statements and the notes hereto to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The ability of the Company to continue as a going concern is dependent upon developing products that receive regulatory approval and market acceptance. There is no assurance that these benchmarks will be realized. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through August 31, 2014, the Company has incurred an accumulated deficit of $77,761,968. For the years ended May 31, 2014 and 2013, the Company had net losses of $11,852,229 and $6,280,234, respectively, and for the three months ended August 31, 2014, the Company had a net loss of $4,174,686. The Company utilized $4,623,891 and $4,733,349 of cash for operating activities for the years ended May 31, 2014 and 2013, respectively, and $856,713 during the three months ended August 31, 2014. As of August 31, 2014, the Company had cash and cash equivalents of $758,045 and net working capital of $373,333. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN (Continued):

In February 2014, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with a prospective underwritten public offering of up to 3,000,000 shares of Common Stock. No marketing activities have occurred in furtherance of any such offering and the Company does not presently have any commitment or understanding with respect to any financing transaction. No assurance can be given that the Company will pursue or consummate an offering, or if it does, that it will be able to raise sufficient additional working capital to fund its operations and satisfy its debt obligations as they become due.

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014. This Report should be read in conjunction with the Company’s Annual Report.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2014, the Company had potentially dilutive securities consisting of 4,517,543 stock options. As of August 31, 2013, the Company had potentially dilutive securities consisting of 3,057,543 stock options.

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. The cash and cash equivalent deposits are not insured by The Federal Deposit Insurance Corporation.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current presentations in the financial statements.

Research and Development

Research and development costs are expensed as incurred.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment” using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method $3,269,270 and $265,095 compensation cost is included in operating expenses for the three months ended August 31, 2014 and August 31, 2013, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

The Board of Directors (the “Board”) adopted and the stockholders approved the 2003 Stock Option Plan in October 2003 which was subsequently amended in October 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board or the Compensation Committee of the Board. There are 900,000 shares reserved for grants of options under the plan, of which 37,000 have been issued and 800 were exercised. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board.

As of August 31, 2014, the Company has issued 3,180,543 stock options as standalone grants, of which 400 were exercised. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

As of August 31, 2014, there were 4,517,543 stock options outstanding.  At August 31, 2014, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,304,900 (net of estimated forfeitures) will be recognized over a weighted average period of eighteen months through February 2016.  The remaining options will be valued once they vest upon the future events. During the three months ended August 31, 2014, the Company granted an aggregate of 200,000 stock options to two consultants, which have a five year term and have an exercise price of $8.22 per share, and no options expired or were forfeited.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
Dividends per year	0	0
Volatility percentage	171%	418% - 426%
Risk free interest rate	2.00%	2.13%
Expected life (years)	5.00	7.0-10.0
Weighted Average Fair Value	$8.00	$1.22

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTIES

Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”), the majority stockholder of the Company and the holder of the Consolidated Note (defined in Note 6, below), is controlled by Arnold P. Kling, the Company’s president and director.

During the fiscal year ended May 31, 2014, the Company issued an aggregate of 250,000 options to Marco. Elser, a director of the Company. These options have a ten year term, an exercise price of $9.00 and vest 1/3 upon issuance, 1/3 on the 12 month anniversary of issuance, and 1/3 on May 4, 2016. The 250,000 options have been valued at $2,018,000 for which $1,084,386 of compensation expense has been recorded.

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of outstanding secured notes then held by Niobe (the “Secured Notes”) plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of the Company’s equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the Company’s assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013.

NOTE 7. SUBSEQUENT EVENTS

Effective as of October 1, 2014, the Company and Niobe agreed to extend the maturity date of the Consolidated Note until September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/ kg range. The objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits per protocol by August 2014.

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

We expect to announce preliminary findings from an unblinded interim analysis of Cohort 5 in the fourth quarter of 2014. A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note are identical to the Secured Notes except that: (a) the maturity date is September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provides for partial mandatory repayment in the event that the Company receives aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds.  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013. Effective as of October 1, 2014, we entered into a Note Modification Agreement with Niobe, pursuant to which the maturity date of the Consolidated Note was extended until September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by the company, subject to certain exceptions, including a registration statement filed in connection with a primary offering.

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

Immune Thrombocytopenia (ITP) - ITP is an uncommon autoimmune bleeding disorder characterized by insufficient platelets in the blood. The affected individuals make antibodies against their own platelets leading to the platelets' destruction, which in turn leads to the abnormal bleeding. A small clinical trial in adult patients with chronic ITP was designed to provide safety data on repeated weekly dosing with PRTX-100 (the “PRTX-100b-103 Study”). This clinical study was to be conducted under the Australian and New Zealand Clinical Trial Notification procedure, not under a U.S. IND, and was initiated, but not completed. A leading Australian clinical research organization was contracted to manage and monitor this clinical trial. After the approval of the clinical protocol by ethics committees at six sites in Australia and one in New Zealand, the PRTX-100b-103 Study began enrolling patients in the second quarter of 2008. The PRTX-100b-103 Study was designed to evaluate the safety and PK of up to four doses of PRTX-100, starting at the lowest dose, and escalating upwards after safety review of the prior dose.

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

We intend to seek regulatory approval from the FDA to initiate clinical studies in ITP that would commence in 2014.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who were to receive five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in the 3.0 micrograms/kg to 6.0 micrograms/kg range. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In July 2014, the last patient in Cohort 5 received their last dose. In total, 11 out of 20 patients in Cohort 5 completed all study visits per protocol.

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

We expect to announce preliminary findings from an unblinded interim analysis of Cohort 5 in the fourth quarter of 2014. A total of nine study sites in the United States were used in the PRTX-100-104 Study.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In July 2014, we contracted with Eurogentec for the manufacture of additional bulk drug substance that we believe will be sufficient supply for completion of several planned future studies. We have also contracted with an FDA-approved facility in Europe for the formulation of new drug product at higher concentrations in anticipation of administering higher dosages in this study as well as in future studies. The stability testing and packaging of the final drug product for clinical supplies are conducted at several other FDA-approved facilities in the United States. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation. The PRTX-100-103 Study and the PRTX-100-104 Study utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

In addition, we believe ITP also represents a potential indication for PRTX-100. ITP or Immune thrombocytopenia is a bleeding disorder in which the immune system destroys platelets, which are necessary for normal blood clotting. Persons with the disease have too few platelets in the blood. ITP affects women more often than men, and it is more common in children than in adults. In children, the disease usually resolves without treatment. Adults are usually treated with an anti-inflammatory steroid medicine (prednisone). In some cases, surgery to remove the spleen (splenectomy) is recommended which increases the platelet count in about half of patients.

ITP has no known cure, and relapses may occur years after seemingly successful medical or surgical management. If the patient’s condition does not improve with the use of prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $400 million and $250 million, respectively, in 2013. Neither romiplostim or eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in patients with ITP.

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune diseases, including, but not limited to psoriasis, myasthenia gravis, chronic idiopathic demyelinating polyneuropathy, and pemphigus.

Our long-term strategy contemplates the pursuit of FDA approval of PRTX-100 to treat autoimmune diseases other than RA.

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2013 annual reports, Enbrel generated revenues of approximately $9.7 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.9 billion combined for Johnson & Johnson and Merck, and Abbvie reported revenues of $10.7 billion for Humira. The final two TNF inhibitors, usually second line use, have also increased their revenues. Cimzia generated revenues of $803 million for UCB. Although approved in Japan in March 2013, Astellas did not list its Cimzia in its 2013 Annual Report. Simponi generated revenues of $1.4 billion for Johnson & Johnson and Merck, while Orencia generated revenues of $1.4 billion for Bristol Myers Squibb. Kineret generated revenues of $484.7 million in sales for SOBI, but Amgen did not list its Kineret sales in the company’s 2013 Annual Report. Actemra generated revenues of $1.2 billion and Rituxan $7.7 billion for Roche. Xeljanz, approved in 2012, has earned Pfizer $114 million in 2013. These revenues reflect the use of these drugs for RA, other indications and off label uses.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, which issued in May 2007, as U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as rheumatoid arthritis (RA) and systemic lupus erythematosis (SLE) using protein A. A second patent claiming the use of protein A to treat immune thrombocytopenia or autoimmune thrombocytic purpura issued as U.S. 7,425,331 in September, 2008. A further patent for the use of protein A issued as U.S. 7,807,170 in October, 2010. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s Disease, psoriatic arthritis or pemphigus vulgaris. A further patent claiming the use of protein A to treat psoriasis and scleroderma issued as U.S. 8,168,189 in May, 2012. In December 2013, a patent with claims to the use of protein A to treat multiple sclerosis issued as U.S. 8,603,486. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 issued in October, 2010 with claims relating to use of protein A to treat rheumatoid arthritis, SLE, immune thrombocytopenia, and autoimmune thrombocytopenia purpura. In April 2014, Japanese patent JP5523796 was issued with claims related to using protein A to treat psoriasis, scleroderma and Crohn’s Disease.

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

Results of Operations

For the Three Months Ended August 31, 2014 and August 31, 2013

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $614,278 and $933,118 for the three months ended August 31, 2014 and August 31, 2013, respectively.  The decrease in R&D Expenses for the three month period ended August 31, 2014 compared to the three month period ended August 31, 2013 was primarily the result of a decrease in the activities associated with the PRTX 100-104 Study.

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

Administrative Expenses - Administrative expenses were $3,379,793 and $372,759 for the three months ended August 31, 2014 and August 31, 2013, respectively.  The increase in administrative expenses for the three month period ended August 31, 2014 compared to the same prior year period was due to increased employee stock compensation.

Professional Fees - Professional expenses were $109,099 and $129,777 for the three months ended August 31, 2014 and August 31, 2013, respectively. The decrease for the three month period ended August 31, 2014 was due to a decrease in SEC related filing expenses as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2014 was $77,761,968 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

As described above, on October 11, 2013 we issued the Consolidated Note to Niobe.  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  Our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013.

Subsequent to the end of the quarter, effective as of October 1, 2014, we entered into a Note Modification Agreement with Niobe, pursuant to which the maturity date of the Consolidated Note was extended until September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000.

We are actively seeking sources of financing to fund our continuing operations and development programs. To raise additional capital, we may sell equity or debt securities. There can be no assurance that we will be able to complete any future financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease our research and development and/ or operations altogether.

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2014 and August 31, 2013 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2014, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective as of October 1, 2014, we entered into a Note Modification Agreement with Niobe, pursuant to which, the maturity date of the Consolidated Note was extended until September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

ITEM 6. EXHIBITS

Exhibit No.	Description	Notes
10.1	Final Form of Consolidated Note Modification Agreement effective as of October 1, 2014, between the Company and Niobe.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2014	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 8, 2014
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

