Form 10-Q
period 2014-11-30
PROTALEX INC
filed 2015-01-09
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Number of shares outstanding of the registrant’s Common Stock, par value $0.00001 per share, as of January 9, 2015: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended November 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2014	2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$662,273	$1,614,758
Prepaid expenses	102,695	45,327
Total current assets	764,968	1,660,085

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $14,343 and $14,088 as of November 30, 2014 and May 31, 2014, respectively	4,937	5,447

Total other assets	4,937	5,447

Total Assets	$769,905	$1,665,532

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$800,020	$412,718
Accrued expenses	7,151	40,135

Total current liabilities	807,171	452,853

LONG TERM LIABILITIES:
Senior Secured Note – related party	9,949,367	9,219,366
Senior Secured Note Accrued Interest – related party	320,869	177,802
Total liabilities	11,077,407	9,850,021

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	71,653,962	65,402,505
Accumulated deficit	(81,961,752)	(73,587,282)
Total stockholders’ deficit	(10,307,502)	(8,184,489)
Total liabilities and stockholders’ deficit	$769,905	$1,665,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013	Six Months Ended November 30, 2014	Six Months Ended November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	946,580	685,410	1,560,859	1,618,528
Administrative (including depreciation and amortization)	3,074,423	607,002	6,454,213	979,761
Professional fees	106,723	130,887	215,822	260,664
Depreciation and amortization	255	255	510	510
Operating loss	(4,127,981)	(1,423,554)	(8,231,404)	(2,859,463)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(71,807)	(67,997)	(143,068)	(144,333)
Loss before income taxes	(4,199,787)	(1,491,550)	(8,374,470)	(3,003,794)
Provision for income taxes	0	0	0	0
Net loss	$(4,199,787)	$(1,491,550)	$(8,374,470)	$(3,003,794)
Weighted average number of common shares outstanding	28,767,582	28,767,582	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.15)	$(0.05)	$(0.29)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,374,470)	$(3,003,794)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	510	510
Equity based expense	6,251,457	728,571
(Increase)/decrease in:
Prepaid expenses and deposits	(57,368)	(43,116)
Increase/(decrease) in:
Accounts payable and accrued expenses	497,386	(55,277)
Net cash and cash equivalents used in operating activities	(1,682,485)	(2,373,106)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	730,000	1,000,000
Net cash and cash equivalents provided by financing activities	730,000	1,000,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(952,485)	(1,373,106)
Cash and cash equivalents, beginning of period	1,614,758	2,457,046
Cash and cash equivalents, ending of period	$662,273	$1,083,940
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$2,155,000

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

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one share of Common Stock for each five shares of Common Stock then outstanding. Unless otherwise noted, all references in these financial statements and the notes hereto to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials. The safety, tolerability and pharmakinetics have been characterized in five clinical studies. The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketable.

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through November 30, 2014, the Company has incurred an accumulated deficit of $81,961,752. For the years ended May 31, 2014 and 2013, the Company had net losses of $11,852,229 and $6,280,234, respectively, and for the six months ended November 30, 2014, the Company had a net loss of $8,374,470. The Company utilized $4,623,891 and $4,733,349 of cash for operating activities for the years ended May 31, 2014 and 2013, respectively, and $1,682,485 during the six months ended November 30, 2014. As of November 30, 2014, the Company had cash and cash equivalents of $662,273 and negative net working capital of $42,203. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and to conduct clinical trials in the future and that it will need to raise additional capital to fund the ongoing FDA regulatory approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2014, the Company had potentially dilutive securities consisting of 4,917,543 stock options. As of November 30, 2013, the Company had potentially dilutive securities consisting of 3,117,543 stock options.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $6,251,457 and $728,571 and is included in operating expenses for the six months ended November 30, 2014 and November 30, 2013, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

As of November 30, 2014, the Company has issued 4,880,543 stock options as standalone grants, of which 400 were exercised. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

As of November 30, 2014, there were 4,917,543 stock options outstanding.  At November 30, 2014, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $964,374 (net of estimated forfeitures) which will be recognized over a weighted average period of eighteen months through February 2016.  The remaining options will be valued once they vest upon the future events. During the six months ended November 30, 2014, the Company granted an aggregate of 600,000 stock options to four consultants, one officer/director and one director, all of which have a five year term and have exercise prices between $6.00 and $8.22 per share. During the six months ended November 30, 2014, no options expired or were forfeited.

Research and Development

Research and development costs are expensed as incurred.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30, 2014	Six Months Ended November 30, 2013

Dividends per year	0	0
Volatility percentage	696%	418% - 426%
Risk free interest rate	4.00%	2.13%
Expected life (years)	5.00	7.0-10.0
Weighted Average Fair Value	$6.74	$1.24

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

During the fiscal year ended May 31, 2014, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Marco Elser, a director of the Company. This option has a ten year term, an exercise price of $9.00 per share, and vests 1/3 upon issuance, 1/3 on the one year anniversary date of issuance and 1/3 on the two year anniversary date. This option has been valued at $2,018,000 for which $1,084,386 of compensation expense has been recorded.

During the six months ended November 30, 2014, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Marco Elser. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

During the six months ended November 30, 2014, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY

On October 11, 2013, the Company issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of outstanding secured notes then held by Niobe (the “Secured Notes”) plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note were identical to the Secured Notes except that: (a) the maturity date was changed to September 1, 2015, which was after the latest maturity date of any of the Secured Notes; and (b) it provided for partial mandatory repayment in the event that the Company received aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds (the “Mandatory Prepayment Amount”).  A “Liquidity Event” means (a) the sale of any of the Company’s equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, the Company’s obligations under the Consolidated Note are secured by a first priority perfected security interest in all of the Company’s assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013. Effective as of October 1, 2014, the Company and Niobe agreed to extend the maturity date of the Consolidated Note to September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which the Company may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans, at any time prior to December 31, 2015. Each loan made to the Company by Niobe under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). The obligations of the Company pursuant to each Note will be secured by a first priority perfected security interest in all of the assets of the Company pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

In addition on November 4, 2014, the Company entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note was further amended to increase the Mandatory Prepayment Amount from $7.5 Million to $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which the Company receives gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On November 4, 2014 and November 26, 2014, the Company borrowed $300,000 and $430,000, respectively, from Niobe pursuant to the 2014 Credit Facility Agreement and issued them a separate Note, in the same principal amount, for each loan. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA). Our lead product, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and PK of PTRX-100 in humans have now been characterized in five clinical studies. We are pursuing regulatory approval to initiate clinical studies in an orphan indication in 2015 and have applied for an orphan drug designation.We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

In November 2014, we announced final data from Cohorts 1 through 4 and an interim analysis of pooled data from Cohort 5 of the 104 Study. For patients in all five cohorts of the 104 Study, PRTX-100 appeared safe and well tolerated in all individuals, including those who developed anti-drug antibodies (ADAs), and the Adverse Event (AE) profile was consistent with our prior clinical trial results.

In Cohort 5, 20 patients were randomized to 420 µg PRTX-100 (12 patients), 240 µg PRTX-100 (3 patients) or placebo (5 patients). The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of AEs, even in those patients who developed ADAs. Additionally, there was no apparent correlation between the development of ADAs and effects on measures of RA disease activity.

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 may increase its effect on measures of disease activity in RA patients.

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

On December 8, 2010, we effected a reverse stock split of the outstanding shares of our common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one new share of Common Stock for each five shares of Common Stock then outstanding. All references in this Report to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note were identical to the Secured Notes except that: (a) the maturity date was September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provided for partial mandatory repayment in the event that the Company received aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds (the “Mandatory Repayment Amount”).  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013. Effective as of October 1, 2014, the maturity date of the Consolidated Note was extended to September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us, subject to certain exceptions, including a registration statement filed in connection with a primary offering.

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans, in accordance with the 2014 Credit Facility Agreement at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). Our obligations under each Note will be secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

In addition on November 4, 2014, we entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note, as modified in October 2014, was further amended to increase the Mandatory Prepayment Amount from $7.5 Million to $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which we receive gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On November 4, 2014 and November 26, 2014, we borrowed $300,000 and $430,000, respectively, from Niobe pursuant to the 2014 Credit Facility Agreement and issued them a separate Note, in the same principal amount, for each loan. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

The 2014 Credit Facility Agreement enables us to borrow up to $600,000 on January 15, 2015, and up to $300,000 on the last day of each calendar month thereafter, subject to certain conditions.

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

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is an immunomodulatory protein produced by bacteria. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. Both the PRTX-100-103 and the PRTX-100-104 studies demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at the higher doses, more patients showed improvement in their CDAI scores for RA than did patients at the lower dose or placebo cohorts.

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

We are pursuing regulatory approval from the FDA to initiate clinical studies in ITP that would commence in 2015.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

In November 2014, we announced final data from Cohorts 1 through 4 and an interim analysis of pooled data from Cohort 5 of the 104 Study. For patients in all five cohorts of the 104 Study, PRTX-100 appeared safe and well tolerated in all individuals, including those who developed anti-drug antibodies (ADAs), and the Adverse Event (AE) profile was consistent with our prior clinical trial results.

In Cohort 5, 20 patients were randomized to 420 µg PRTX-100 (12 patients), 240 µg PRTX-100 (3 patients) or placebo (5 patients). The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of AEs, even in those patients who developed ADAs. Additionally, there was no apparent correlation between the development of ADAs and effects on measures of RA disease activity.

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 may increase its effect on measures of disease activity in RA patients.

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

Results of Operations

For the Three Months Ended November 30, 2014 and November 30, 2013

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $946,580 and $685,410 for the three months ended November 30, 2014 and November 30, 2013, respectively.  The increase in R&D Expenses for the three month period ended November 30, 2014 compared to the three month period ended November 30, 2013 was primarily the result of an increase in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $3,074,423 and $607,002 for the three months ended November 30, 2014 and November 30, 2013, respectively.  The increase in administrative expenses for the three month period ended November 30, 2014 compared to the same prior year period was due to increased stock compensation expense.

Professional Fees - Professional expenses were $106,723 and $130,887 for the three months ended November 30, 2014 and November 30, 2013, respectively. The decrease for the three month period ended November 30, 2014 was due to a decrease in SEC related filing expenses as compared to the same prior year period.

For the Six Months Ended November 30, 2014 and November 30, 2013

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $1,560,859 and $1,618,528 for the six months ended November 30, 2014 and November 30, 2013, respectively.  The decrease in R&D Expenses for the six month period ended November 30, 2014 compared to the six month period ended November 30, 2013 was primarily the result of a decrease in the activities associated with the PRTX 100-104 Study partially offset by an increase in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $6,454,213 and $979,761 for the six months ended November 30, 2014 and November 30, 2013, respectively.  The increase in administrative expenses for the six month period ended November 30, 2014 compared to the same prior year period was due to increased stock compensation expense.

Professional Fees - Professional expenses were $215,822 and $260,664 for the six months ended November 30, 2014 and November 30, 2013, respectively. The decrease for the six month period ended November 30, 2014 was due to a decrease in SEC related filing expenses as compared to the same prior year period.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2014 was $81,961,752 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

Effective as of October 1, 2014, we entered into a Note Modification Agreement with Niobe, pursuant to which the maturity date of the Consolidated Note was extended to September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000.

On November 4, 2014, we entered into the 2014 Credit Facility Agreement pursuant to which we may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans in accordance with the 2014 Credit Facility Agreement at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement is represented by a Note and secured by a first priority perfected security interest in all of our assets.

The 2014 Credit Facility Agreement enables us to borrow up to $600,000 on January 15, 2015, and up to $300,000 on the last day of each calendar month thereafter, subject to certain conditions.

In addition on November 4, 2014, the Consolidated Note was further amended to increase the Mandatory Prepayment Amount from $7.5 Million to $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which we receive gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

During the six months ended November 30, 2014, we borrowed $730,000 in the aggregate from Niobe pursuant to the terms of the 2014 Credit Facility Agreement.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2014 and November 30, 2013 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2014, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated November 4, 2014	Incorporated by reference, to Exhibit 4.1 to the Company’s 8-K filing on November 7, 2014.

4.2	Secured Promissory Note issued to Niobe in the principal amount of $430,000 dated November 26, 2014	Filed herewith.

10.1	Final Form of Consolidated Note Modification Agreement between the Company and Niobe dated November 4, 2014	Incorporated by reference, to Exhibit 10.1 to the Company’s 8-K filing on November 7, 2014.

10.2	Final Form of the 2014 Million Credit Facility Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference, to Exhibit 10.2 to the Company’s 8-K filing on November 7, 2014.

10.3	Final Form of Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference, to Exhibit 10.3 to the Company’s 8-K filing on November 7, 2014.

10.4	Form of Non-Qualified Stock Option Agreement with each of Kirk M. Warshaw and Marco Elser dated November 4, 2014	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2015	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 9, 2015
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

