Form 10-Q
period 2015-02-28
PROTALEX INC
filed 2015-04-10
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 10, 2015: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 28, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$460,052	$1,614,758
Prepaid expenses	89,521	45,327
Total current assets	549,573	1,660,085

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $14,853 and $14,088 as of February 28, 2015 and May 31, 2014, respectively	4,682	5,447

Total other assets	4,682	5,447

Total Assets	$554,255	$1,665,532

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$502,980	$412,718
Accrued expenses	7,151	40,135

Total current liabilities	510,131	452,853

LONG TERM LIABILITIES:
Senior Secured Note – related party	11,139,367	9,219,366
Senior Secured Note Accrued Interest – related party	403,486	177,802
Total liabilities	12,052,984	9,850,021

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	72,136,149	65,402,505
Accumulated deficit	(83,635,166)	(73,587,282)
Total stockholders’ deficit	(11,498,729)	(8,184,489)
Total liabilities and stockholders’ deficit	$554,255	$1,665,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	742,124	837,253	2,302,983	2,455,781
Administrative (including depreciation and amortization)	690,259	4,007,672	7,144,472	4,987,433
Professional fees	158,159	135,722	373,981	396,386
Depreciation and amortization	255	255	765	765
Operating loss	(1,590,797)	(4,980,902)	(9,822,201)	(7,840,365)

Other income (expense)
Interest income	1	1	2	3
Interest expense	(82,617)	(68,662)	(225,685)	(212,995)
Loss before income taxes	(1,673,413)	(5,049,563)	(10,047,884)	(8,053,357)
Provision for income taxes	0	0	0	0
Net loss	$(1,673,413)	$(5,049,563)	$(10,047,884)	$(8,053,357)
Weighted average number of common shares outstanding	28,767,582	28,484,781	28,767,582	25,361,747
Loss per common share – basic and diluted	$(0.06)	$(0.18)	$(0.35)	$(0.32)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,047,884)	$(8,053,357)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	765	765
Equity based expense	6,733,644	4,568,763
(Increase)/decrease in:
Prepaid expenses and deposits	(44,193)	(24,894)
Increase/(decrease) in:
Accounts payable and accrued expenses	282,962	(13,467)
Net cash and cash equivalents used in operating activities	(3,074,706)	(3,522,190)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	2,781,603
Issuance of note payable to individuals	1,920,000	1,000,000
Net cash and cash equivalents provided by financing activities	1,920,000	3,781,603

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,154,706)	259,413
Cash and cash equivalents, beginning of period	1,614,758	2,457,046
Cash and cash equivalents, ending of period	$460,052	$2,716,459

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$2,155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

The Company is focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Its lead product candidate, PRTX-100, is a formulation of highly-purified form of staphylococcal protein A, which is an immune modulating protein produced by bacteria.

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through February 28, 2015, the Company has incurred an accumulated deficit of $83,635,166. For the years ended May 31, 2014 and 2013, the Company had net losses of $11,852,229 and $6,280,234, respectively, and for the nine months ended February 28, 2015, the Company had a net loss of $10,047,884. The Company utilized $4,623,891 and $4,733,349 of cash for operating activities for the years ended May 31, 2014 and 2013, respectively, and $3,074,706 during the nine months ended February 28, 2015. As of February 28, 2015, the Company had cash and cash equivalents of $460,052 and net working capital of $39,442. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data contained in this Report is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2015, the Company had potentially dilutive securities consisting of 3,817,543 stock options. As of February 28, 2014, the Company had potentially dilutive securities consisting of 3,817,543 stock options.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $6,733,644 and $4,568,763 and is included in operating expenses for the nine months ended February 28, 2015 and February 28, 2014, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

As of February 28, 2015, the Company has issued 3,817,943 stock options, of which 400 were exercised. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

As of February 28, 2015, there were 3,817,543 stock options outstanding.  At February 28, 2015, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $982,194 (net of estimated forfeitures) will be recognized over a weighted average period of eighteen months through February 2016.  The remaining options will be valued once they vest upon the future events. During the nine months ended February 28, 2015, the Company granted an aggregate of 600,000 stock options to four consultants, one officer/director and one director, all of which have a five year term and have an exercise prices of between $8.22 and $6.00 per share, and 1,100,000 options expired or were forfeited.

Research and Development

Research and development costs are expensed as incurred.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014
Dividends per year	0	0
Volatility percentage	696%	418% - 426%
Risk free interest rate	4.00%	2.13%
Expected life (years)	5.00	7.0-10.0
Weighted Average Fair Value	$6.74	$8.64

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

During the fiscal year ended May 31, 2014, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Marco Elser, a director of the Company. This option has a ten year term, an exercise price of $9.00 per share, and vests 1/3 upon issuance, 1/3 on the 12 month anniversary date of issuance and 1/3 on May 4, 2016. This option has been valued at $2,018,000 for which $1,084,386 of compensation expense has been recorded.

During the nine months ended February 28, 2015, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Marco Elser, a director of the Company. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

During the nine months ended February 28, 2015, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

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

In addition on November 4, 2014, the Company entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which the Company receives gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, the Company borrowed $300,000 on November 4, 2014, $430,000 on November 26, 2014, $645,000 on January 9, 2015 and $545,000 on February 4, 2015 from Niobe and issued them a separate Note, in the same principal amounts, respectively, for each loan. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SUBSEQUENT EVENTS

On March 9, 2015 and April 1, 2015, the Company borrowed an additional $395,000 and $300,000, respectively, under the terms of the 2014 Credit Facility Agreement and issued Niobe a Note in the same principal amount for each loan.

The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, is a formulation of a proprietary, highly-purified form of staphylococcal protein A, which is an immunomodulatory protein produced by bacteria. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and PK of PTRX-100 in humans have now been characterized in five clinical studies. We intend to initiate clinical studies in ITP, an orphan indication, in the second quarter of 2015 and have applied for an orphan drug designation, which is pending. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly, fixed-weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 may increase its effect on measures of disease activity in RA patients and might be preferred in future trials of PRTX-100 as well as weight-based dosing.

A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the fourth quarter of 2015.

In March 2015, we announced receipt of notice from the Office of Hematology and Oncology Products of the U.S. Food and Drug Administration (FDA) that it has reviewed the Investigational New Drug Application (IND) submitted under section 505(i) of the Federal Food, Drug, and Cosmetic Act for PRTX-100 and concluded that clinical studies with PRTX-100 in ITP may be initiated. ITP is recognized by the FDA as an orphan disease which is defined as a condition that affects fewer than 200,000 people nationwide. We expect to commence enrollment in a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP in the second quarter of 2015.

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9.0 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on each note from its respective date of issuance.  The terms of the Consolidated Note were identical to the Secured Notes except that: (a) the maturity date was September 1, 2015, which is after the latest maturity date of any of the Secured Notes; and (b) it provided for partial mandatory repayment in the event that the Company received aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds (the “Mandatory Repayment”).  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements entered into, our obligations under the Consolidated Note are secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013. Effective as of October 1, 2014, the maturity date of the Consolidated Note was extended until September 1, 2016. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing have been, and will continue to be, used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us, subject to certain exceptions, including a registration statement filed in connection with a primary offering.

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

In addition, on November 4, 2014, we entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note, as modified in October 2014, was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which we receive gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, we borrowed $300,000 on November 4, 2014, $430,000 on November 26, 2014, $645,000 on January 9, 2015, $545,000 on February 4, 2015, $395,000 on March 9, 2015 and $300,000 on April 1, 2015 from Niobe and issued them a separate Note, in the same principal amounts, respectively, for each loan. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

The 2014 Credit Facility Agreement enables us to borrow up to $300,000 on the last day of each calendar month through December 2015, subject to certain conditions which may be waived by Niobe and the $5 million maximum amount of the facility.

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

About PRTX-100

PRTX-100 is a formulation of a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is an immunomodulatory protein produced by bacteria. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. Both the PRTX-100-103 and the PRTX-100-104 studies demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at certain higher doses, more patients showed improvement in measures of disease activity than did patients at the lower dose or placebo cohorts.

Animal Studies

Protalex’s lead product candidate, PRTX-100, has demonstrated positive results in several standard mouse models of autoimmunity, including the following:

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

In February 2015, we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the fourth quarter 2015.

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

In March 2015, we announced receipt of notice from the Office of Hematology and Oncology Products of the FDA that it has reviewed the IND submitted under section 505(i) of the Federal Food, Drug, and Cosmetic Act for PRTX-100 and concluded that clinical studies with PRTX-100 in ITP may be initiated. ITP is recognized by the FDA as an orphan disease which is defined as a condition that affects fewer than 200,000 people nationwide. We expect to commence enrollment in a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP in the second quarter 2015.

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

The disease activity results from the PRTX-100-103 Study demonstrated an acceptable safety profile, and suggested treatment with PRTX-100 could affect disease activity, although these effects were not statistically significant. In November 2012, we commenced the PRTX-100-104 Study to provide a better understanding of safety and potential treatment effect on RA disease activity measurements as well as to help define the optimal dose.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly, fixed-weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 may increase its effect on measures of disease activity in RA patients and might be preferred in future trials of PRTX-100 as well as weight-based dosing. A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

The PRTX-100-105 Study

In February 2015, we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the fourth quarter of 2015.

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

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis, chronic idiopathic demyelinating polyneuropathy, and pemphigus.

Our long-term strategy contemplates the pursuit of FDA approval of PRTX-100 to treat autoimmune and inflammatory diseases other than RA and ITP.

Competition

We believe, based on the pre-clinical trials and the results to date of our five Phase I clinical studies, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing RA therapies, and may cost less to manufacture than competing biologic-based therapies. Current RA treatments are characterized by complex manufacturing methods and, in 2013, resulted in an average annual retail cost of approximately $15,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used. The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

We have applied for approval for Orphan Drug Designation in the United States as well as certain foreign jurisdictions for ITP. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

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

Results of Operations

For the Three Months Ended February 28, 2015 and February 28, 2014

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $742,124 and $837,253 for the three months ended February 28, 2015 and February 28, 2014, respectively.  The decrease in R&D Expenses for the three month period ended February 28, 2015 compared to the three month period ended February 28, 2014 was primarily the result of a decrease in the activities associated with clinical study activities.

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

Administrative Expenses - Administrative expenses were $690,259 and $4,007,672 for the three months ended February 28, 2015 and February 28, 2014, respectively.  The decrease in administrative expenses for the three month period ended February 28, 2015 compared to the same prior year period was due to decreased employee stock compensation.

Professional Fees - Professional expenses were $158,159 and $135,722 for the three months ended February 28, 2015 and February 28, 2014, respectively. The increase for the three month period ended February 28, 2015 was due to an increase in professional fees as compared to the same period last year.

For the Nine Months Ended February 28, 2015 and February 28, 2014

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $2,302,983 and $2,455,781 for the nine months ended February 28, 2015 and February 28, 2014, respectively.  The decrease in R&D Expenses for the nine month period ended February 28, 2015 compared to the nine month period ended February 28, 2014 was primarily the result of a decrease in the activities associated with the PRTX 100-104 Study partially offset by an increase in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $7,144,472 and $4,987,433 for the nine months ended February 28, 2015 and February 28, 2014, respectively.  The increase in administrative expenses for the nine month period ended February 28, 2015 compared to the same prior year period was due to increased employee stock compensation.

Professional Fees - Professional expenses were $373,981 and $396,386 for the nine months ended February 28, 2015 and February 28, 2014, respectively. The decrease for the nine month period ended February 28, 2015 was due to a decrease in Securities Exchange Commission (“SEC”) related filing expenses as compared to the same prior year period.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 28, 2015 was $83,635,166 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

In addition, on November 4, 2014, the Consolidated Note was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which we receive gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

During the nine months ended February 28, 2015, we borrowed an aggregate of $1,920,000 from Niobe pursuant to the terms of the 2014 Credit Facility Agreement.

The 2014 Credit Facility Agreement enables us to borrow up to $600,000 on January 15, 2015, and up to $300,000 on the last day of each calendar month thereafter, subject to certain conditions which may be waived by Niobe.

On March 9, 2015 and on April 1, 2015, we borrowed an additional $395,000 and $300,000, respectively, under the terms of the 2014 Credit Facility Agreement and issued Niobe a Note in the same principal amount for each loan.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 28, 2015 and February 28, 2014 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2015, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Secured Promissory Note issued to Niobe in the principal amount of $645,000 dated January 9, 2015	Filed herewith.
4.2	Secured Promissory Note issued to Niobe in the principal amount of $545,000 dated February 4, 2015	Filed herewith.
4.3	Secured Promissory Note issued to Niobe in the principal amount of $395,000 dated March 9, 2015	Filed herewith.
4.4	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated April 1, 2015	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2015	PROTALEX, INC.

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 10, 2015
	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

