Form 10-K
period 2015-05-31
PROTALEX INC
filed 2015-07-14
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Yes☐    No☑

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $42.5 million as of November 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of June 30, 2015 was 28,767,582.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2015

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

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Given the uncertainties affecting biotechnology companies which are still conducting phase 1 clinical studies, you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

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

In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to PRTX-100 for the treatment of ITP. In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP. We expect to enroll our first patient in an ITP study in the third quarter of 2015. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate or leflunomide (the “PRTX-100-103 Study”). The PRTX-100-103 Study served to evaluate safety and potential efficacy of PRTX-100 in patients with active RA. In January 2012, we completed patient dosing in the PRTX-100-103 Study with a total of 37 patients enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Measures of safety, PK and disease activity were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all tested dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their Clinical Disease Activity Index (“CDAI”) than did patients in the lower dose or placebo cohorts.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly fixed-weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

In the Cohort 5 sub-study, the amount of PRTX-100 administered and its dosing frequency were varied from Cohorts 1 through 4 to explore effects on safety, tolerability and measures of disease activity. In total, twenty patients were randomized to 420 µg PRTX-100 (12 patients), 240 µg PRTX-100 (3 patients) or placebo (5 patients). The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of AEs, even in those patients who developed ADAs nor indicate any apparent correlation between the development of ADAs and effects on measures of RA disease activity.

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100.

A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the first quarter of 2016.

In March 2015, we announced receipt of notice from the Office of Hematology and Oncology Products of the FDA that it had reviewed the Investigational New Drug Application (IND) submitted under section 505(i) of the Federal Food, Drug, and Cosmetic Act for PRTX-100 and concluded that clinical studies with PRTX-100 in ITP may be initiated. ITP is recognized by the FDA as an orphan disease which is defined as a condition that affects fewer than 200,000 people nationwide .

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development. Our business was dormant until current management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA and ITP.

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

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). Our obligations under each Note will be secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of May 31, 2015, we borrowed an aggregate of $3,305,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

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

In February 2015, we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the first quarter 2016.

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

In March 2015, we announced receipt of notice from the Office of Hematology and Oncology Products of the FDA that it has reviewed the IND submitted under section 505(i) of the Federal Food, Drug, and Cosmetic Act for PRTX-100 and concluded that clinical studies with PRTX-100 in ITP may be initiated. ITP is recognized by the FDA as an orphan disease which is defined as a condition that affects fewer than 200,000 people nationwide. In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 for the treatment ITP. We expect to enroll our first patient in an ITP study in the third quarter of 2015.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly fixed-weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

In the Cohort 5 sub-study, the amount of PRTX-100 administered and its dosing frequency were varied from Cohorts 1 through 4 to explore effects on safety, tolerability and measures of disease activity. In total, twenty patients were randomized to 420 µg PRTX-100 (12 patients), 240 µg PRTX-100 (3 patients) or placebo (5 patients). The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of AEs, even in those patients who developed ADAs nor indicate any apparent correlation between the development of ADAs and effects on measures of RA disease activity.

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100. A total of 61 patients enrolled across the five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

The PRTX-100-105 Study

In February 2015, we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the first quarter of 2016.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In July 2014, we contracted with Eurogentec for the manufacture of additional bulk drug substance (our “active pharmaceutical ingredient” (“API”)). That batch of API met all of the necessary testing requirements to be qualified for use in December 2014 and we believe that it will be a sufficient supply for completion of several planned future clinical studies. We have also contracted with an FDA-approved facility in Europe for the lyophilization of our API into individual vials that are used during the intravenous delivery of our finished drug in our clinical studies. The stability testing of our final drug product is performed by Eurogentec. The packaging of the final drug product for clinical supplies is conducted at FDA-approved facilities in the United States. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require the study and formulation of additional manufacturing processes. The original three clinical trials of PRTX-100 were conducted with a liquid formulation and all subsequent studies have utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

Markets

RA is our most advanced primary indication. RA is a serious autoimmune disorder that causes the body’s immune system to produce antibodies that attack the lining of the joints, resulting in inflammation and pain. RA can lead to joint deformity or destruction, organ damage, disability and premature death. According to both the Arthritis Foundation and the American College of Rheumatology websites, approximately 1.5 million people in the United States have RA, which is approximately 1% of the nation’s adult population. There are nearly three times as many women as men with the disease. The disease occurs in all ethnic groups and in every part of the world.

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

ITP has no known cure, and relapses may occur years after seemingly successful medical or surgical management. If the patient’s condition does not improve with the use of prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $469 million and $263 million, respectively, in 2014. Neither romiplostim nor eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in patients with ITP.

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

Competition

We believe, based on the pre-clinical trials and the results to date of our five Phase I clinical studies, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing RA therapies, and may cost less to manufacture than competing biologic-based therapies. Current RA treatments are characterized by complex manufacturing methods and, in 2014, resulted in an average annual retail cost of approximately $13,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used. The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2014 annual reports, Enbrel generated revenues of approximately $8.5 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $9.2 billion combined for Johnson & Johnson and Merck, and AbbVie generated revenues of $12.5 billion for Humira. For other TNF inhibitors, Cimzia generated revenues of $904 million for UCB; Astellas, Simponi generated revenues of $1.9 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $1.7 billion for Bristol Myers Squibb. Kineret generated revenues of $75 million for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014. Actemra and Rituxan generated revenues of $1.34 billion and $7.5 billion, respectively, for Roche. Xeljanz generated revenues of $308 million for Pfizer in 2014. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

We have applied for Orphan Drug Designation in the United States and in Europe for PRTX-100 in the treatment of ITP. In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 for ITP. The application in Europe is currently pending before the European Medicines Agency (EMA). We expect to enroll our first patient in an ITP study in the third quarter of 2015. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, and in May 2007 the PTO issued us U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as RA and systemic lupus erythematosis (SLE) using protein A. In September 2008, the PTO issued us U.S. 7,425,331, a second patent claiming the use of protein A to treat ITP or autoimmune thrombocytic purpura. In October 2010, the PTO issued us U.S. 7,807,170, a further patent for the use of protein A. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s Disease, psoriatic arthritis or pemphigus vulgaris. In May 2012, the PTO issued us U.S. 8,168,189, a further patent claiming the use of protein A to treat psoriasis and scleroderma. In December 2013, the PTO issued us U.S. 8,603,486, a patent with claims to the use of protein A to treat multiple sclerosis. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 was issued in October 2010, with claims relating to the use of protein A to treat RA, SLE, ITP and autoimmune thrombocytopenia purpura. In April 2014, Japanese patent JP5523796 was issued with claims related to using protein A to treat psoriasis, scleroderma and Crohn’s Disease.

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

If we are not able to enroll enough patients to complete the RA, ITP or other planned clinical trials for PRTX-100, regulatory agencies may delay reviewing our applications for approval, or may reject them, based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third-parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third-parties could delay the regulatory approval process.

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

We may never obtain orphan drug status designation from the European Medicines Agency and market exclusivity for any disease indication, and if approved, we could lose orphan market exclusivity if another drug is approved first using the same method of action or demonstrates clinical superiority.

While the FDA has granted Orphan Drug Designation to PRTX-100 for the treatment ITP, we have not received similar designation from the EMA or for any other indications. There is no assurance that we will receive such designation from the EMA or for indications other than ITP. In addition, Orphan drug exclusive marketing rights may be lost if the FDA, EMA or other regulatory body later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Although obtaining approval to market a product with Orphan drug exclusivity may be advantageous, we cannot be certain that:

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

We have tried to protect our proprietary position by filing U.S. and international patent applications related to PRTX-100. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, and in May 2007 the PTO issued us U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as RA and systemic lupus erythematosis (SLE) using protein A. In September 2008, the PTO issued us U.S. 7,425,331, a second patent claiming the use of protein A to treat ITP or autoimmune thrombocytic purpura. In October 2010, the PTO issued us U.S. 7,807,170, a further patent for the use of protein A. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s Disease, psoriatic arthritis or pemphigus vulgaris. In May 2012, the PTO issued us U.S. 8,168,189, a further patent claiming the use of protein A to treat psoriasis and scleroderma. In December 2013, the PTO issued us U.S. 8,603,486, a patent with claims to the use of protein A to treat multiple sclerosis. We have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 was issued in October 2010, with claims relating to the use of protein A to treat RA, SLE, ITP and autoimmune thrombocytopenia purpura. In April 2014, Japanese patent JP5523796 was issued with claims related to using protein A to treat psoriasis, scleroderma and Crohn’s Disease. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

If we receive regulatory approval to commence commercial sales of PRTX-100, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we currently have no experience due to a lack of management. To market our product directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage pharmaceutical or other healthcare companies with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third-parties or gain market acceptance for our product. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third-parties. Those efforts may not succeed.

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

Through the March 2010 adoption of the healthcare reform law in the United States, substantial changes were made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage.  The changes contemplated by the healthcare reform law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future.  However, implementation has already begun with respect to certain significant cost-saving measures under the healthcare reform law, for example with respect to several government healthcare programs that may cover the cost of our future products, including Medicaid, Medicare Parts B and D, and these efforts could have a materially adverse impact on our future financial prospects and performance.

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

We will remain responsible for ensuring that our PRTX-100-105 Study and each of our future clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA will require us to comply with cGTPs with respect to any clinical trials conducted in connection with a submission to the FDA, including an IND, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety are protected. We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In their report on our May 31, 2015 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We are a clinical stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies.  We have generated net losses in all periods since our inception in September 1999 including losses of approximately $ 11.6 million and $11.9 million for the years ended May 31, 2015 and 2014, respectively and as of May 31, 2015 we had an accumulated deficit of approximately $85.2 million.  We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.  Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception.  During the years ended May 31, 2015 and 2014, we incurred research and development expenses of approximately $3.0 million and $3.2 million, respectively.  As of May 31, 2015, we had cash and cash equivalents of approximately $928,000 and net working capital of approximately $430,000. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers.

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

Our Common Stock is quoted on the OTC Markets, which may have an unfavorable impact on our stock price and liquidity. Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the price of our Common Stock.

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

As of June 30, 2015, our directors and executive officers and their Affiliates beneficially own approximately 80% of the outstanding shares of our Common Stock, with one such Affiliate, Niobe Ventures LLC, beneficially owns approximately 78% of our outstanding Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

If our Common Stock becomes subject to the penny stock rules, this may make it more difficult to sell our shares.

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

(a)    Market Information.  Our Common Stock is traded on the OTC Markets under the symbol “PRTX”. The following table sets forth, for the periods indicated and as reported on the OTC Markets, the high and low bid prices for our Common Stock, as adjusted for the one-for-five reverse stock split effected December 8, 2010. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2015*
First Quarter	$9.00	$5.60
Second Quarter	7.00	3.70
Third Quarter	7.75	4.00
Fourth Quarter	6.00	4.80

2014*
First Quarter	$4.00	$1.31
Second Quarter	10.00	3.11
Third Quarter	9.50	7.78
Fourth Quarter	9.05	3.76

* The prices for the fiscal years ended May 31, 2015 and 2014 are actual sale prices because the bid price information was not available.

(b)    Holders.    As of June 30, 2015, there were approximately 100 holders of record, and approximately 800 beneficial holders of our Common Stock.

(c)    Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Unregistered Sale of Equity Securities

During the year ended May 31, 2015 we granted non-qualified stock options for an aggregate of 600,000 shares of our Common Stock to four consultants, one officer/director, and one director. All of these options have a five year term, have exercise prices ranging from $6.00 to $8.22 per share, and were issued in reliance upon the exemptions from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, which refers to the historical results of Protalex, should be read in conjunction with the other sections of this Annual Report, including “Risk Factors,” “Business” and the consolidated financial statements and other consolidated financial information included in this Annual Report.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report.  See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially. You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2015 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

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

In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 for the treatment ITP. We expect to enroll our first patient in an ITP study in the third quarter of 2015. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

In August 2010, we commenced a multi-center Phase 1b clinical trial of PRTX-100 in South Africa in adult patients with active RA on methotrexate or leflunomide (the “PRTX-100-103 Study”). The PRTX-100-103 Study served to evaluate safety and potential efficacy of PRTX-100 in patients with active RA. In January 2012, we completed patient dosing in the PRTX-100-103 Study with a total of 37 patients enrolled in four cohorts ranging from 0.15 micrograms/kg to 1.50 micrograms/kg of PRTX-100 or placebo, administered weekly for four weeks. Measures of safety, PK and disease activity were evaluated over 16 weeks following the first dose. The PRTX-100-103 Study results demonstrated that PRTX-100 was generally safe and well-tolerated in patients with active RA at all tested dose levels. More patients in the 0.90 micrograms/kg and 1.50 micrograms/kg cohorts showed improvement in their Clinical Disease Activity Index (“CDAI”) than did patients in the lower dose or placebo cohorts.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly fixed-weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

In the Cohort 5 sub-study, the amount of PRTX-100 administered and its dosing frequency were varied from Cohorts 1 through 4 to explore effects on safety, tolerability and measures of disease activity. In total, twenty patients were randomized to 420 µg PRTX-100 (12 patients), 240 µg PRTX-100 (3 patients) or placebo (5 patients). The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of AEs, even in those patients who developed ADAs nor indicate any apparent correlation between the development of ADAs and effects on measures of RA disease activity.

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100. A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States.

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients have enrolled to date and it is expected that all 105 Study visits will be completed by the end of the first quarter of 2016.

In March 2015, we announced receipt of notice from the Office of Hematology and Oncology Products of the U.S. Food and Drug Administration (FDA) that it had reviewed the Investigational New Drug Application (IND) submitted under section 505(i) of the Federal Food, Drug, and Cosmetic Act for PRTX-100 and concluded that clinical studies with PRTX-100 in ITP may be initiated. ITP is recognized by the FDA as an orphan disease which is defined as a condition that affects fewer than 200,000 people nationwide. In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 for the treatment ITP. We expect to enroll our first patient in an ITP study in the third quarter of 2015.

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development. Our business was dormant until current management took control of our operations in November 2009 following the change in control transaction more fully described below. We are currently actively pursuing the commercial development of PRTX-100 for the treatment of RA and ITP.

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

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). Our obligations under each Note will be secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of May 31, 2015, we borrowed an aggregate of $3,305,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

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

Results of Operations

Fiscal year ended May 31, 2015 compared to fiscal year ended May 31, 2014

Research and Development Expenses – Research and Development expenses decreased from $3,232,321 in our 2014 fiscal year to $2,989,311 in our 2015 fiscal year. The decrease of $243,010, or 7.5%, was the result of increased activity associated with our clinical study in the United States, as disclosed above but a significant decline in the expenses associated with the formulation and production of our bulk drug substance, drug product, and placebo. During such period, we engaged more consultants and incurred other clinical study-related expenses as we enrolled patients and analyzed study data.

Administrative Expenses - Administrative expenses increased to $7,785,086 in our 2015 fiscal year from $7,750,587 in our 2014 fiscal year. The increase of approximately $34,000 was related to a general increase in the cost of goods and services used by the Company in its operation.

Professional Fees - Professional fees decreased from $584,585 in fiscal year 2014 to $523,613 in fiscal year 2015. The decrease of $60,972, or 10.4%, was due primarily to decreases in consulting and legal expenses.

Interest Expense – Interest expense increased from $283,720 in fiscal year 2014 to $320,769 in fiscal year 2015. The increase was attributable to interest expense from the increase in borrowings pursuant to the 2014 Credit Facility Agreement.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2015 was $85,207,078 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On November 4, 2014, we entered into the 2014 Credit Facility Agreement pursuant to which we may borrow up to an additional $5 million from Niobe, in the form of secured loans, in accordance with the 2014 Credit Facility Agreement at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement is represented by a Note and secured by a first priority perfected security interest in all of our assets.

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

As of May 31, 2015, we borrowed an aggregate of $3,305,000 from Niobe pursuant to the terms of the 2014 Credit Facility Agreement. The 2014 Credit Facility Agreement enables us to borrow up to $600,000 on January 15, 2015, and up to $300,000 on the last day of each calendar month thereafter, subject to certain conditions which may be waived by Niobe.

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

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2015 and 2014 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2016 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2014 and May 31, 2015 we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as adopted in 1992. Our management has concluded that, as of May 31, 2015, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of June 30, 2015:

Name	Age	Title

Arnold P. Kling	57	President and Director
Kirk M. Warshaw	57	Chief Financial Officer, Secretary and Director
Marco M. Elser	56	Director

Arnold P. Kling. Mr. Kling has served as our president and director since November 2009. For the past 15 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a Director and President of 24Holdings, Inc. (TWFH) and Newtown Lane Marketing, Incorporated (NTWN). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer, secretary and director since November 2009. Mr. Warshaw is a financial professional who, since 1990, has provided clients in various industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer of Newtown Lane Marketing, Incorporated (NTWN), and a Director and the Chief Financial Officer of 24Holdings Inc. (TWFH). Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2009, have given him the expertise needed to serve as one of our directors.

Marco M. Elser. has served as a director since February 2014. For over five years, Mr. Elser has been a partner with AdviCorp Plc, a London-based investment banking firm.  From 1994 to 2001, Mr. Elser served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions. Prior to that, from 1985 through 1994, he served as a First Vice President of Merrill Lynch Capital Markets in Rome and London. Mr. Elser served on the Board of Directors of Pine Brook Capital, a Shelton, CT-based engineering company from 2007 to 2012 and was its Chairman from 2009 through 2012. He is presently a director (since 2002) of North Hills Signal Processing Corporation, a technology company and a director (since 2012) of Trans-Lux Corporation, a designer and manufacturer of digital signage display solutions. From 2002 to 2014, Mr. Elser was also the president of the Harvard Club of Italy, an association he founded with other alumni in Italy where he has been living since 1984. He received his BA in Economics from Harvard College in 1981. Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions as one of our directors.

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

Michelle Catalina, Ph.D. serves as Director of Preclinical Studies. Dr. Catalina has a background in immunology, molecular biology and biochemistry. Dr. Catalina has served as an instructor at the University of Massachusetts Medical Center where she directed production of tetrameric molecules for detection of antigen specific T cells and projects to study the generation and maintenance of antigen specific T cells. Dr. Catalina has also conducted research investigating the role of homing receptors on inflammatory and antigen specific processes. She received a Bachelor of Science degree in biochemistry from the University of Illinois in 1991 and a Ph.D. degree in immunology from the University of Texas Southwestern Medical Center in 1996.

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

Richard Francovitch, Ph.D. serves as Vice President of ITP Program. Dr. Francovitch received his academic training in pharmacology and has an extensive background in developing and commercializing pharmaceutical products on a global scale. Dr. Francovitch has over 25 years of experience in the pharmaceutical industry. For the last 15 years prior to joining the Company he held various senior level positions, including Vice President, Head of the Hematology Franchise at GlaxoSmithKline Pharmaceuticals (LSE/NYSE: GSK), one of the world's leading research-based pharmaceutical and healthcare companies. Dr. Francovitch received a Bachelor of Science degree in biology from the University of Maryland in 1979 and a Ph.D. degree in Pharmacology from Tulane University in 1985.

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

John Bruce Lundy McClain, M.D. serves as Medical Director. Dr. McClain, has a background in clinical research, clinical product development, product safety, and product quality. Dr. McClain served 20 years in the United States Army in clinical and academic positions. He devoted 14 years in both basic and clinical research in infectious diseases and vaccinology at Walter Reed Army Institute of Research and Walter Reed Army Medical Center. For the last 19 years he has developed pharmaceutical products in industry, lastly as chief medical officer. Dr. McClain currently provides independent pharmaceutical expertise on clinical development, product quality and product safety to biopharmaceutical firms. Dr. McClain received a Bachelor of Science degree in biology from Spring Hill College in 1970 and his M.D. from the University of Alabama in 1974.

Third-Party Consultants

We engage a number of third-party consultants from time-to-time that provide various services supporting our clinical development program and trials.

Family Relationships

None of our directors or executive officers is related by blood, marriage or adoption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2015 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended May 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)

Arnold P. Kling,	2015	$72,000	0	$72,000
President	2014	$72,000	0	$72,000

Kirk M. Warshaw,	2015	$72,000	$625,000	$697,000
Chief Financial Officer	2014	$72,000	$164,500	$236,520

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report.

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

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kirk M Warshaw, Chief Financial Officer	750,543	0	$0.25	12/29/2019
	250,000	0	$1.01	10/31/2021
	350,000	0	$1.05	05/22/2023
	100,000	0	$6.00	11/04/2019

Compensation of Directors

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Marco M. Elser	$0	$749,997	$0	$749,997

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report. At May 31, 2015, Mr. Elser held options exercisable for an aggregate of 350,000 shares at exercise prices ranging from $6.00 to $9.00 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our Common Stock as of June 30, 2015, except as noted below, by:

•	each of our directors;

•	each of our Named Executive Officers (as defined in Item 402(m) of Regulation S-K);

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of Common Stock; and

•	all of our directors and executive officers as a group.

Except as indicated in the footnotes below, each holder listed below possesses sole voting and investment power with respect to their shares and such holder’s address is c/o Protalex, Inc., at 131 Columbia Turnpike, Suite 1, Florham Park, NJ 07932.  An asterisk (*) denotes less than 1%.  The information is not necessarily indicative of beneficial ownership for any other purpose. Percentage ownership calculations for beneficial ownership are based on 28,767,582 shares of Common Stock outstanding as of June 30, 2015.

	Shares Beneficially Owned(1)
Name and Title	Number	Percent

Arnold P. Kling, president and director (2)	22,581,159	78.5%
Kirk M. Warshaw, CFO, secretary and director (3)	1,450,543	4.8%
Marco M. Elser, director (4)	300,667	1.0%
Officers and Directors as a group (3 persons) (5)	24,332,359	79.8%

5% Beneficial Owners
Niobe Ventures LLC 410 Park Avenue – Suite 1710 New York, NY 10022	22,576,097	78.5%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the securities held by that entity.
(3)	Consists of options to purchase: 750,543 shares of Common Stock at an exercise price of $0.25 per share; 250,000 shares of Common Stock at an exercise price of $1.01 per share; 350,000 shares of Common Stock at an exercise price of $1.05 per share and 100,000 shares of Common Stock at an exercise price of $6.00 per share.
(4)	Includes options to purchase: 166,667 shares of Common Stock at an exercise price of $9.00 per share and 100,000 shares of Common Stock at an exercise price of $6.00 per share.

(5) Includes 1,717,210 shares of Common Stock underlying options to purchase shares of Common Stock beneficially owned.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	27,000	$14.19	0

Equity compensation plans not approved by security holders – Stand Alone Option Grants	3,780,543	$3.97	Not applicable
Total	3,807,543	$4.04	0

During the fiscal year ended May 31, 2015, options for an aggregate of 600,000 shares of our Common Stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation for consulting services. These options are five year options with exercise prices ranging from $6.00 to $8.22 per share and are fully-vested on the date of grant.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described herein above, during the years ended May 31, 2014 and May 31, 2015, we raised an aggregate of $4,305,000 of working capital from six separate loans, in varying principal amounts, from Niobe and issued to Niobe the Secured Notes.

On February 11, 2011, for the purpose of providing us with additional working capital, pursuant to the Facility, we issued to Niobe the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

From November 2014 through May 31, 2015, pursuant to the 2014 Credit Facility Agreement, we borrowed an aggregate of $3,305,000 from Niobe and issued a Note to Niobe for each loan.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2015 and 2014 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Liggett, Vogt & Webb P.A in the fiscal years ended May 31, 2014 and 2015 are as follows:

	2014	2015
Audit fees*	$33,500	$36,500
Audit related fees	0	0
Tax fees	4,500	4,500
All other fees**	9,500
Total fees	$47,500	$41,000

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

 2. Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference, to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.
3.2	Bylaws of the Company	Incorporated by reference, to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference, to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.
4.1	Consolidated, Amended and Restated Promissory Note in the principal amount of $9,219,366, dated October 11, 2013	Incorporated by reference, to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on October 11, 2013.
4.2	Final form of Securities Purchase Agreement dated as of January 22, 2014 between the Company and certain accredited investors pursuant to which such investors were granted piggy back registration rights	Incorporated by reference, to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on August 5, 2014.
4.3	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated November 4, 2014	Incorporated by reference, to Exhibit 4.1 to the Company’s 8-K filing on November 7, 2014.
4.4	Secured Promissory Note issued to Niobe in the principal amount of $430,000 dated November 24, 2014	Incorporated by reference, to Exhibit 4.2 to the Company’s Quarterly Report on Form 10Q filed on January 9, 2015.
4.3	Secured Promissory Note issued to Niobe in the principal amount of $645,000 dated January 9, 2015	Incorporated by reference, to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q filed on April 10, 2015.
4.4	Secured Promissory Note issued to Niobe in the principal amount of $545,000 dated February 4, 2015	Incorporated by reference, to Exhibit 4.2 to the Company’s Quarterly Report on Form 10Q filed on April 10, 2015.
4.5	Secured Promissory Note issued to Niobe in the principal amount of $395,000 dated March 9, 2015	Incorporated by reference, to Exhibit 4.3 to the Company’s Quarterly Report on Form 10Q filed on April 10, 2015.
4.6	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated April 1, 2015	Incorporated by reference, to Exhibit 4.4 to the Company’s Quarterly Report on Form 10Q filed on April 10, 2015.
4.7	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated May 1, 2015	Filed herewith.
4.8	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated May 29, 2015	Filed herewith.
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference, to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003.
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference, to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference, to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference, to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.8**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw December 29, 2009	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q filed on January 8, 2010.
10.9**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference, to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.10**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011.	Incorporated by reference, to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.11**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011.	Incorporated by reference, to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.12**	Form of Non-Qualified Stock Option Agreement with Marco M. Elser dated February 4, 2014	Incorporate by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.13**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated May 22, 2013	Incorporated by reference, to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.14	Final Form of Consolidated Note Modification Agreement effective as of October 1, 2014, between the Company and Niobe.	Incorporated by reference, to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed on October 8, 2014.
10.15	Consolidated, Amended and Restated Security Agreement dated October 11, 2013, between the Company and Niobe Ventures, LLC.	Incorporated by reference, to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.

10.16	Final Form of Consolidated Note Modification Agreement between the Company and Niobe dated November 4, 2014	Incorporated by reference, to Exhibit 10.1 to the Company’s 8-K filing on November 7, 2014.
10.17	Final Form of the 2014 Million Credit Facility Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference, to Exhibit 10.2 to the Company’s 8-K filing on November 7, 2014.
10.18	Final Form of Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference, to Exhibit 10.3 to the Company’s 8-K filing on November 7, 2014.
10.19**	Form of Non-Qualified Stock Option Agreement with each of Kirk M. Warshaw and Marco Elser dated November 4, 2014	Incorporated by reference, to Exhibit 10.4 to the Company’s Quarterly Report on Form 10Q filed on January 9, 2015.
23.1	Consent of Liggett, Vogt & Webb, P.A.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Date: July 14, 2015

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2015
/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: July 14, 2015

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: July 14, 2015

/s/ Marco M. Elser
Marco M. Elser, Director

PROTALEX, INC.

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Protalex, Inc.

Florham Park, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. as of May 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years ended May 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, NY

July 7, 2015

PROTALEX, INC.

BALANCE SHEETS

	May 31,
	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$928,279	$1,614,758
Prepaid expenses	56,431	45,327
Total current assets	984,710	1,660,085

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $15,108 and $14,088 as of May 31, 2015 and May 31, 2014, respectively	4,427	5,447

Total other assets	4,427	5,447

Total Assets	$989,137	$1,665,532

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$494,954	$412,718
Accrued expenses	59,701	40,135

Total current liabilities	554,655	452,853

LONG TERM LIABILITIES:
Senior Secured Note – related party	12,524,366	9,000,000
Senior Secured Note Accrued Interest – related party	498,570	397,168
Total liabilities	13,577,591	9,850,021

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	72,618,336	65,402,505
Accumulated deficit	(85,207,078)	(73,587,282)
Total stockholders’ (deficit)	(12,588,454)	(8,184,489)
Total liabilities and stockholders’ (deficit)	$989,137	$1,665,532

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENTS OF OPERATIONS

Years Ended May 31,

	2015	2014

Revenues	$0	$0
Operating Expenses
Research and development	2,989,311	3,232,321

Administrative	7,785,086	7,750,587
Professional fees	523,613	584,585
Depreciation and amortization	1,020	1,020
Operating loss	(11,299,030)	(11,568,513)

Other income (expense)
Interest income	3	4
Interest expense	(320,769)	(283,720)
Loss before income taxes	(11,619,796)	(11,852,229)
Provision for income taxes	0	0
Net loss	$(11,619,796)	$(11,852,229)
Weighted average number of common shares outstanding	28,767,582	26,222,563
Loss per common share – basic and diluted	$(0.40)	$(0.45)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Years Ended May 31, 2014 and May 31, 2015

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2013	18,926,683	$189	$53,237,993	$(61,735,053)	$(8,496,871)
June 1, 2013 – May 31, 2014 – shared-based expense	0	0	7,228,008	0	7,228,008
August 27, 2013 – issuance of 9,369,565 shares of common stock	9,369,565	94	2,154,906	0	2,155,000
January 23, 2014 – issuance of 471,334 shares of common stock	471,334	5	2,781,598	0	2,781,603
Net loss for the year ended May31, 2013	0	0	0	(11,852,229)	(11,852,229)
Balance, May 31, 2014	28,767,582	288	65,402,505	(73,587,282)	(8,184,489)
June 1, 2014 – May 31, 2015 – shared-based expense	0	0	7,215,831	0	7,215,831
Net loss for the year ended May 31, 2015	0	0	0	(11,619,796)	(11,619,796)
Balance, May 31, 2015	28,767,582	$288	$72,618,336	$(85,207,078)	$(12,588,454)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

STATEMENTS OF CASH FLOWS

Years Ended May 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,619,796)	$(11,852,229)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities

Depreciation and amortization	1,020	1,020
Equity based expense	7,215,831	7,228,008
(Increase)/decrease in:
Prepaid expenses and deposits	(11,104)	(3,008)
Increase/(decrease) in:
Accounts payable and accrued expenses	101,801	(281,402)
Accrued interest payable	320,769	283,720
Net cash and cash equivalents used in operating activities	(3,991,479)	(4,623,891)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, including options and warrants exercised	0	2,781,603
Issuance of note payable to related party	3,305,000	1,000,000
Net cash and cash equivalents provided by financing activities	3,305,000	3,781,603

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(686,479)	(842,288)
Cash and cash equivalents, beginning	1,614,758	2,457,046
Cash and cash equivalents, ending	$928,279	$1,614,758

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

NONCASH FINANCING ACTIVITIES:
Conversion of debt to equity	$0	$2,155,000

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended May 31, 2015 and 2014

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

During the period February 1, 2012 to August 27 , 2013 the Company raised a total of $9,000,000 in principal through the issuance of several varying amounts of loans from Niobe and are hereinafter referred to as the “Secured Notes.” These Secured Notes bore an interest rate of 3% and had maturity dates ranging from February 1, 2014 to August 27, 2015.

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

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which it may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). The Company’s obligations under each Note will be secured by a first priority perfected security interest in all of its assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

In addition, on November 4, 2014, the Company entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note, as modified in October 2014, was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which the Company receives gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of May 31, 2015, the Company borrowed an aggregate of $3,305,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

3.	GOING CONCERN

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through May 31, 2015, the Company has incurred an accumulated deficit of $85,207,078. For the years ended May 31, 2015 and 2014, the Company had net losses of $11,619,796 and $11,852,229, respectively. The Company utilized $3,991,479 and $4,623,891 of cash for operating activities for the years ended May 31, 2015 and 2014, respectively. As of May 31, 2015, the Company had cash and cash equivalents of $928,279 and net working capital of $430,055. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2015 and 2014, the Company had a total of 3,807,543 and 4,317,543, respectively, of potentially dilutive securities comprised solely of stock options.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $7,215,831 and $7,228,008 and is included in operating expenses for the years ended May 31, 2015 and May 31, 2014, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2015 and 2014 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

As of May 31, 2015, the Company has issued 3,807,943 stock options, of which 400 were exercised. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

As of May 31, 2015, there were 3,807,543 stock options outstanding.  At May 31, 2015, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $500,007 (net of estimated forfeitures) will be recognized over a weighted average remaining period of eighteen months. The remaining options will be valued once they vest upon the future events. During the year ended May 31, 2015, the Company granted an aggregate of 600,000 stock options to four consultants, one officer/director and one director, all of which have a five year term and have an exercise price of between $8.22 and $6.00 per share, and 1,110,000 options expired or were forfeited.

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Dividends per year	0	0
Volatility percentage	570%	418% - 696%
Risk free interest rate	1.60%	4.00%
Expected life (years)	5	5-10
Weighted Average Fair Value	$6.74	$8.51

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020 and $1,020 for the years ended May 31, 2015 and 2014, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2015. Amortization expense for the intellectual property will be $1,020 for each of the next four years with the remaining balance written off in the fifth year.

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

.

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

5.	INCOME TAXES

For the years ended May 31, 2015 and 2014, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Current:
Federal	$0	$0
State	0	0

Deferred:
Federal	3,951,000	4,028,000
State	697,000	711,000
Tax credits	219,000	185,000
Permanent timing difference	(2,997,000)	(2,999,000)
Increase in valuation allowance	(1,870,000)	(1,925,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2015 and 2014 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	16%	17%
Permanent timing differences	26%	25%
General business credit/other	(2)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2015 and 2014 are as follows:

	May 31, 2015	May 31, 2014
Assets:
Net operating losses	$23,200,000	$21,550,000
General business credit	2,759,000	2,540,000
Deferred tax assets	25,959,000	24,090,000
Liability:
Gross deferred tax asset	25,959,000	24,090,000
Less valuation allowance	(25,959,000)	(24,090,000)
Deferred tax asset, net of valuation allowance	$0	$0

The gross deferred tax assets have been fully offset by a valuation allowance and has no uncertain tax positions to be disclosed.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 limitation on the amount to be utilized in a given year. The years May 31, 2012 through 2015 remain subject to examination by the relevant tax authorities.

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

6.	SENIOR SECURED NOTE – RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

Senior Secured Note – Related Party

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

During the period February 1, 2012 to August 27 , 2013 the Company raised a total of $9,000,000 in principal through the issuance of several varying amounts of loans from Niobe and are hereinafter referred to as the “Secured Notes.” These Secured Notes bore an interest rate of 3% and had maturity dates ranging from February 1, 2014 to August 27, 2015.

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

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which it may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). The Company’s obligations under each Note will be secured by a first priority perfected security interest in all of its assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

In addition, on November 4, 2014, the Company entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note, as modified in October 2014, was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 Million. As a result, partial prepayment will now be triggered in the event of a Liquidity Event in which the Company receives gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of May 31, 2015, the Company borrowed an aggregate of $3,305,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

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

Other Related Party Transactions

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

During the fiscal year ended May 31, 2015, the Company issued an additional option for an aggregate of 100,000 shares of Common Stock to Mr. Elser. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

During the fiscal year ended May 31, 2015, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

7.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2015, options to purchase 3,807,543 shares of Common Stock were outstanding, of which 27,000 were issued and 800 were exercised under the Company’s 2003 Stock Option Plan and the remaining 3,780,543 were issued and 400 were exercised as standalone options. As of May 31, 2015, options to purchase 3,524,209 shares of Common Stock are exercisable.

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

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2015 and for the three years then ended is as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2012	2,268,927	1.27	7.65
Granted	1,000,000	1.22	10
Exercised	0	0	0
Forfeited	0	0	0
Expired	(211,385)	7.52	0
Outstanding at May 31, 2013	3,057,542	1.09	8.08
Granted	1,300,000	8.51	5.83
Exercised	0	0	0
Forfeited	0	0	0
Expired	(40,000)	7.50	0
Outstanding May 31, 2014	4,317,543	3.26	6.67
Granted	600,000	6.74	5
Exercised	0	0	0
Forfeited	(1,110,000)	2.46	0
Outstanding at May 31, 2015	3,807,543	4.04	5.76
Exercisable at May 31, 2015	3,524,209

The outstanding and exercisable stock options as of May 31, 2015 and 2014 had an intrinsic value of $9,043,243 and $20,782,678, respectively.

The 600,000 options issued during the year were issued at an exercise price that was equal to the market price at the time the options were granted.

The following summarizes certain information regarding stock options at May 31, 2015:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	930,543	$0.36	5.17	930,543	$0.36	5.17
$1.01 – 5.00	1,150,000	$1.11	6.88	1,150,000	$1.11	6.88
$5.01 – 10.00	1,700,000	$7.89	5.40	1,416,667	$7.89	6.05
$10.01 – 15.00	27,000	$14.19	.89	27,000	$14.19	.89
	3,807,543	$4.04	5.76	3,524,209	$3.74	4.75

8.	STOCKHOLDERS DEFICIT

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its common stock, with par value of $0.00001 per share (“Common Stock”), on the basis of one share of Common Stock for each five shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted,

On December 8, 2010, the Company authorized one million shares of a “blank check” class of preferred stock.

On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of Common Stock.

On January 23, 2014, the Company consummated a private placement financing to accredited investors of 471,334 shares of Common Stock at $6.00 per share, yielding gross proceeds of $2,828,000. Costs associated with this equity raise was in the amount of $46,397. No commissions were payable in connection with the financing transaction.  Proceeds of the financing will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by the Company, subject to certain exceptions, including a registration statement filed in connection with a primary offering by the Company.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases space on a month to month basis. Rent expense for the year ended May 31, 2015 and 2014, was $2,200 and $7,401, respectively.

10.	SUBSEQUENT EVENTS

On July 1, 2015 the Company issued non-qualified stock options for an aggregate of 800,000 shares of Common Stock with an exercise price of $5.41 per share to one employee and four consultants.  The option expires five years from the date of grant.

On July 1, 2015, the Company borrowed an additional $345,000 under the terms of the 2014 Credit Facility Agreement and issued Niobe a Note in the same principal amount for such loan.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

