Form 10-Q
period 2015-08-31
PROTALEX INC
filed 2015-10-13
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 9, 2015: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended August 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2015	2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,014,836	$928,279
Prepaid expenses	56,393	56,431
Total current assets	1,071,229	984,710

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $15,363 and $15,108 as of August 31, 2015 and May 31, 2015, respectively	4,172	4,427

Total other assets	4,172	4,427

Total Assets	$1,075,401	$989,137

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$393,777	$494,954
Accrued expenses	59,701	59,701

Total current liabilities	453,478	554,655

LONG TERM LIABILITIES:
Senior Secured Note – related party	13,559,366	12,524,366
Senior Secured Note Accrued Interest – related party	596,191	498,570
Total liabilities	14,609,035	13,577,591

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	75,288,837	72,618,336
Accumulated deficit	(88,822,759)	(85,207,078)
Total stockholders’ deficit	(13,533,634)	(12,588,454)
Total liabilities and stockholders’ deficit	$1,075,401	$989,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014
	(Unaudited)	(Unaudited)
Revenues	$0	$0
Operating Expenses
Research and development	537,163	614,278
Administrative	2,804,877	3,379,793
Professional fees	175,766	109,099
Depreciation and amortization	255	255
Operating loss	(3,518,061)	(4,103,425)

Other income (expense)
Interest income	1	1
Interest expense	(97,621)	(71,262)
Loss before income taxes	(3,615,681)	(4,174,686)
Provision for income taxes	0	0
Net loss	$(3,615,681)	$(4,174,686)
Weighted average number of common shares outstanding	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.13)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,618,681)	$(4,174,686)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	255	255
Equity based expense	2,670,501	3,269,270
Decrease in prepaid expenses and deposits	38	27,452
Increase/(decrease) in:
Accounts payable and accrued expenses	(3,556)	20,996
Net cash used in operating activities	(948,443)	(856,713)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to related parties	1,035,000	0
Net cash provided by financing activities	1,035,000	0

NET (DECREASE) INCREASE IN CASH	86,557	(856,713)
Cash beginning of period	928,279	1,614,758
Cash ending of period	$1,014,836	$758,045

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

The Company is focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Its lead product, PRTX-100, is a highly-purified form of Staphylococcal protein A, a bacterial protein known to modify aspects of the human immune system.

The Company maintains an administrative office in Florham Park, New Jersey and currently outsources all of its product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations to third-party contract research organizations and facilities.

In April 2009, the Company ceased all operations and terminated all employees in light of insufficient funds to continue its clinical trials and related product development. The Company’s business was dormant until new management took control of its operations in November 2009. Since then the Company has been actively pursuing the commercial development of PRTX-100 for the treatment of RA and ITP.

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through August 31, 2015, the Company has incurred an accumulated deficit of $88,822,759. For the years ended May 31, 2015 and 2014, the Company had net losses of $11,619,796 and $11,852,229, respectively, and for the three months ended August 31, 2015, the Company had a net loss of $3,615,681. The Company utilized $3,991,479 and $4,623,891 of cash for operating activities for the years ended May 31, 2015 and 2014, respectively, and $948,443 during the three months ended August 31, 2015. As of August 31, 2015, the Company had cash and cash equivalents of $1,014,836 and net working capital of $617,751. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

The most likely sources of additional financing include the sale of the Company’s equity or debt securities. On July 31, 2015, the Company filed a Registration Statement on Form S-1 (SEC File No. 333-206008) with respect to a proposed public offering of Company securities. There is no assurance that the Company will consummate a public offering of its securities, or any other offering. Accordingly, additional capital that is required by the Company may not be available on reasonable terms, or at all.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data contained in this Report is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015. This Report should be read in conjunction with the Company’s Annual Report.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2015 and 2014, the Company had potentially dilutive securities consisting of 4,605,543 and 4,517,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $2,670,501 and $3,269,270 and is included in operating expenses for the three months ended August 31, 2015 and August 31, 2014, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of August 31, 2015 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of August 31, 2015, the Company has issued 4,607,943 stock options, of which 400 were exercised. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

As of August 31, 2015, there were 4,605,543 stock options outstanding.  At August 31, 2015, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,157,506 (net of estimated forfeitures) will be recognized over a weighted average period of eleven months through July 2016.  The remaining options will be valued once they vest upon the future events. During the three months ended August 31, 2015, the Company granted an aggregate of 800,000 stock options to four consultants, and one officer/director, all of which have a five year term and have an exercise price of $5.41 per share, and 2,000 options expired.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014
Dividends per year	0	0
Volatility percentage	606%	171%
Risk free interest rate	4.00%	2.00%
Expected life (years)	5.00	5.00
Weighted Average Fair Value	$5.41	$8.00

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

During the fiscal year ended May 31, 2015, the Company issued an option for an aggregate of 100,000 shares of its common stock, with par value of $0.00001 per share (“Common Stock”) to Marco Elser, a director of the Company. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

During the fiscal year ended May 31, 2015, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

During the three months ended August 31, 2015, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $5.41 per share and vested 50% on the date of issuance and 50% on the one year anniversary. This option has been valued at $1,352,500 of which $788,958 of compensation expense has been recorded.

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

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of August 31, 2015, the Company had borrowed an aggregate of $4,340,000. The Company borrowed $1,035,000 during the three months ended August 31, 2015. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SUBSEQUENT EVENTS

On October 6, 2015, the Company borrowed an additional $345,000 under the terms of the 2014 Credit Facility Agreement and issued Niobe a Note for the loan in the same principal amount.

In October 2015, the Company entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, which as of the date of this report had an aggregate outstanding principal balance of $13,904,366, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by the Company.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7 million, which is consummated on or before November 30, 2015.  The agreement further provides that accrued interest (approximately $630,000 as of September 30, 2015) will be paid out of the proceeds of the qualified public offering.

The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, is a highly-purified form of Staphylococcal protein A, which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (“PK”) of PTRX-100 in humans have now been characterized in five clinical studies.

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. We expect to enroll our first patient in a PRTX-100 ITP study before year end. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2012, we commenced enrollment in the United States for a new multicenter Phase 1b randomized, multiple-dose, dose-escalation study (the “PRTX-100-104 Study”) of PRTX-100 in combination with methotrexate or leflunomide in adult patients with active RA. The sequential dose-escalation phase of this study was expected to enroll patients into five cohorts ranging from 1.50 micrograms/kg up to 18.0 micrograms/kg of PRTX-100 or placebo. At each dose, one quarter of patients would receive a placebo treatment. Similar to the PRTX-100-103 Study, the primary objective of the PRTX-100-104 Study was to assess the safety and tolerability of intravenous PRTX-100 administered weekly over five weeks in patients with active RA on methotrexate or leflunomide therapy. The secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety and PK.

In August 2013, upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg.

In November 2013, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly fixed-weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States. For patients in all five cohorts, PRTX-100 appeared safe and well tolerated in all individuals, including those who developed anti-drug antibodies (ADAs), and the Adverse Event (AE) profile was consistent with our prior clinical trial results.

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of seven patients have completed all 105 Study visits and an additional two patients are currently on-study and expected to complete all study visits in the first quarter of 2016.

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

Change in Control and Incremental Financing Transactions

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction (the “Financing”) in which we raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our common stock, with par value of $0.00001 per share (“Common Stock”) at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

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

In accordance with, and pursuant to, the 2014 Credit Facility Agreement, during the three months ended August 31, 2015, we borrowed an additional $1,035,000 from Niobe and issued them three new Notes in the principal amount of $345,000 each (for an aggregate of $1,035,000).

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of August 31, 2015, we had borrowed an aggregate of $4,340,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

On October 6, 2015, we borrowed an additional $345,000 under the terms of the 2014 Credit Facility Agreement and issued Niobe a Note for the loan in the same principal amount.

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

About PRTX-100

PRTX-100 is a proprietary highly purified form of the Staphylococcal bacterial protein known as Protein A which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. Both the PRTX-100-103 and the PRTX-100-104 studies demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at certain higher doses, more patients showed improvement in measures of disease activity than did patients at the lower dose or placebo cohorts.

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

In February 2015, we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of seven patients have completed all 105 Study visits and an additional two patients are currently on –study and expected to complete all study visits in the first quarter 2016.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. We expect to enroll our first patient in a PRTX-100 ITP study before year end.

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

In November 2013, following completion of the Cohort 4 expansion cohorts, we initiated enrollment of the fifth and final cohort (Cohort 5) in the PRTX 100-104 Study. The Cohort 5 sub-study enrolled 20 patients who received five weekly fixed weight doses of PRTX-100 followed by up to four additional monthly maintenance doses of PRTX-100 in weeks 8, 12, 16, and 20. The primary objective of the Cohort 5 sub-study was to assess safety and tolerability of these doses administered on a modified schedule.  Secondary objectives included determining the effects of PRTX-100 on measures of disease activity, assessing the immunogenicity and evaluating the PK parameters after repeated doses, and determining possible relationships between the immunogenicity of PRTX-100 and safety, PK and efficacy parameters. In total, 11 out of 20 patients in Cohort 5 completed all study visits by August 2014 per protocol.

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

The PRTX-100-105 Study

In February 2015 we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of seven patients have completed all 105 Study visits and an additional two patients are currently on study and expected to complete all study visits in the first quarter of 2016.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In July 2014, we contracted with Eurogentec for the manufacture of additional bulk drug substance (our “active pharmaceutical ingredients” (“API”)). That batch of API met all of the necessary testing requirements to be qualified for use in December 2014 and we believe will be sufficient supply for completion of several planned future clinical studies. The stability testing and packaging of the final drug product for clinical supplies is performed by Eurogentec. The packaging of the final drug product is conducted at separate FDA-approved facilities. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation and all subsequent studies have utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

ITP has no known cure, and relapses may occur years after seemingly successful medical or surgical management. If the patient’s condition does not improve with the use of prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $469 million and $263 million, respectively, in 2014. Neither romiplostim or eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in adult patients with ITP.

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2014 annual reports, Enbrel generated revenues of approximately $8.5 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $9.2 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of $12.5 billion for Humira. For other TNF inhibitors, Cimzia generated revenues of $904 million for UCB; Astellas, Simponi generated revenues of $1.9 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $1.7 billion for Bristol Myers Squibb. Kineret generated revenues of $75 million in sales for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014. Actemra and Rituxan generated revenues of $1.34 billion and and Rituxan $7.5 billion, respectively, for Roche. Xeljanz earned forgenerated revenues of Pfizer $308 million for Pfizer in 2014. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

We applied for Orphan Drug Designation in the United States and in Europe for PRTX-100 in the treatment of ITP. In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 for ITP. In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for ITP. We expect to enroll our first patient in an ITP study before year end 2015. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

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

Employees

In addition to our president and our chief financial officer we have one part-time employee. We also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives. We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 3 to the financial statements describes the significant accounting policies and methods used in the preparation of our financial statements.

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

Results of Operations

For the Three Months Ended August 31, 2015 and August 31, 2014

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $537,163 and $614,278 for the three months ended August 31, 2015 and August 31, 2014, respectively.  The decrease in R&D Expenses for the three month period ended August 31, 2015 compared to the three month period ended August 31, 2014 was primarily the result of a decrease in the activities associated with clinical study activities.

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

Administrative Expenses - Administrative expenses were $2,804,877 and $3,379,793 for the three months ended August 31, 2015 and August 31, 2014, respectively.  The decrease in administrative expenses for the three month period ended August 31, 2015 compared to the same prior year period was due to decreased employee stock compensation expense.

Professional Fees - Professional expenses were $175,766 and $109,099 for the three months ended August 31, 2015 and August 31, 2014, respectively. The increase for the three month period ended August 31, 2015 was due to an increase in legal and investor relations fees as compared to the same period last year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2015 was $88,822,759 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

During the three months ended August 31, 2015, we borrowed an additional $1,035,000 from Niobe pursuant to the terms of the 2014 Credit Facility Agreement and issued them three new Notes in the principal amount of $345,000 each. As of August 31, 2015, we borrowed an aggregate of $4,340,000 from Niobe pursuant to the terms of the 2014 Credit Facility Agreement. The 2014 Credit Facility Agreement enables us to borrow up to $600,000 on January 15, 2015, and up to $300,000 on the last day of each calendar month thereafter, subject to certain conditions which may be waived by Niobe.

On July 31, 2015, we filed a Registration Statement on Form S-1 (SEC File No. 333-206008) with respect to a proposed public offering of our securities. We are actively seeking sources of financing to fund our continuing operations and development programs. To raise additional capital, we may sell equity or debt securities. There can be no assurance that we will be able to complete any future financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease our research and development and/ or operations altogether.

Subsequent Events

On October 6, 2015, we borrowed an additional $345,000 under the terms of the 2014 Credit Facility Agreement and issued Niobe a Note for the loan in the same principal amount.

In October 2015, we entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, which as of the date of this report had an aggregate outstanding principal balance of $13,904,366, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by us.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to us of at least $7 million which is consummated on or before November 30, 2015.  The agreement further provides that accrued interest (approximately $630,000 as of September 30, 2015) will be paid out of the proceeds of the qualified public offering.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2015 and August 31, 2014 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2015, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

During the three months ended August 31, 2015, we granted non-qualified stock options for an aggregate of 800,000 shares of Common Stock to four consultants, and one officer/director, all of which have a five year term and have an exercise price of $5.41 per share. The options were issued in reliance upon the exemptions from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 5. OTHER INFORMATION

In October 2015, we entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, which as of the date of this report had an aggregate outstanding principal balance of $13,904,366, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by us.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to us of at least $7 million which is consummated on or before November 30, 2015.  The agreement further provides that accrued interest (approximately $630,000 as of September 30, 2015) will be paid out of the proceeds of the qualified public offering.

ITEM 6. EXHIBITS

Exhibit
No.	Description
4.1	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated July 1, 2015	Filed herewith.

4.2	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated July 31, 2015	Filed herewith.

4.3	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated August 31, 2015	Filed herewith.

4.4	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated October 6, 2015	Filed herewith.

10.1	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated July 1, 2015	Filed herewith.

10.2	Conversion Agreement, dated October 9, 2015, between Protalex, Inc. and Niobe Ventures, LLC	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
28

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2015	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 13, 2015
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

