Form 10-Q
period 2015-11-30
PROTALEX INC
filed 2016-01-07
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 7, 2016: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended November 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2015	2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$686,345	$928,279
Prepaid expenses	117,550	56,431
Total current assets	803,895	984,710

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $15,618 and $15,108 as
of November 30, 2015 and May 31, 2015, respectively	3,917	4,427

Total other assets	3,917	4,427

Total Assets	$807,812	$989,137

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$882,984	$494,954
Accrued expenses	21,900	59,701

Total current liabilities	904,884	554,655

LONG TERM LIABILITIES:
Senior Secured Note – related party	14,249,366	12,524,366
Senior Secured Note Accrued Interest – related party	700,043	498,570
Total liabilities	15,854,293	13,577,591

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	75,975,672	72,618,336
Accumulated deficit	(91,022,441)	(85,207,078)
Total stockholders’ deficit	(15,046,481)	(12,588,454)
Total liabilities and stockholders’ deficit	$807,812	$989,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014	Six Months Ended November 30, 2015	Six Months Ended November 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	1,063,843	946,580	1,601,006	1,560,859
Administrative (including depreciation and amortization)	793,743	3,074,423	3,598,620	6,454,213
Professional fees	237,989	106,723	413,756	215,822
Depreciation and amortization	255	255	510	510
Operating loss	(2,095,830)	(4,127,981)	(5,613,892)	(8,231,404)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(103,852)	(71,807)	(201,473)	(143,068)
Loss before income taxes	(2,199,681)	(4,199,787)	(5,815,363)	(8,374,470)
Provision for income taxes	0	0	0	0
Net loss	$(2,199,681)	$(4,199,787)	$(5,815,363)	$(8,374,470)
Weighted average number of common shares outstanding	28,767,582	28,767,582	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.08)	$(0.15)	$(0.20)	$(0.29)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,815,363)	$(8,374,470)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	510	510
Equity based expense	3,357,336	6,251,457
(Increase)/decrease in:
Prepaid expenses and deposits	(61,119)	(57,368)
Increase/(decrease) in:
Accounts payable and accrued expenses	551,702	497,386
Net cash and cash equivalents used in operating activities	(1,966,934)	(1,682,485)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	1,725,000	730,000
Net cash and cash equivalents provided by financing activities	1,725,000	730,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(241,934)	(952,485)
Cash and cash equivalents, beginning of period	928,279	1,614,758
Cash and cash equivalents, ending of period	$686,345	$662,273
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$0

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

The Company maintains an administrative office in Florham Park, New Jersey and currently outsources all of its product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations and facilities.

In April 2009, the Company ceased all operations and terminated all employees in light of insufficient funds to continue its clinical trials and related product development. The Company’s business was dormant until new management took control of its operations in November 2009. Since then the Company has been actively pursuing the commercial development of PRTX-100 for the treatment of RA and ITP. In the United States the Company has open Investigational New Drug (IND) applications in RA and ITP.

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results of future human clinical trials. The safety, tolerability and pharmakinetics of PRTX-100 in humans have been characterized in five clinical studies and PRTX-100 was recently granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP. The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketable.

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through November 30, 2015, the Company has incurred an accumulated deficit of $91,022,441. For the years ended May 31, 2015 and 2014, the Company had net losses of $11,619,796 and $11,852,229, respectively, and for the six months ended November 30, 2015, the Company had a net loss of $5,815,363. The Company utilized $3,991,479 and $4,623,891 of cash for operating activities for the years ended May 31, 2015 and 2014, respectively, and $1,966,934 during the six months ended November 30, 2015. As of November 30, 2015, the Company had cash and cash equivalents of $686,345 and net negative working capital of $100,989. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

The Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and to conduct clinical trials in the future and that it will need to raise additional capital to fund the ongoing FDA regulatory approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

The most likely sources of additional financing include the sale of the Company’s equity or debt securities. On July 31, 2015, the Company filed a Registration Statement on Form S-1with the U.S. Securities and Exchange Commission (SEC) (SEC File No. 333-206008) with respect to a proposed public offering of Company securities.  There is no assurance that the Company will consummate a public offering of its securities, or any other offering.  Accordingly, additional capital that is required by the Company may not be available on reasonable terms, or at all.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data contained in this Report is unaudited; however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  The results of operations in interim periods are not necessarily indicative of the results that may be expected for the full year.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015. This Report should be read in conjunction with the Company’s Annual Report.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2015 and 2014, the Company had potentially dilutive securities consisting of 4,605,543 and 4,917,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $3,357,336 and $6,251,457 and is included in operating expenses for the six months ended November 30, 2015 and November 30, 2014, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of November 30, 2015 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of November 30, 2015, the Company had issued 4,607,943 stock options, of which 400 were exercised and 2000 have expired. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

At November 30, 2015, there were 4,605,543 stock options outstanding.  At November 30, 2015, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $1,470,671 (net of estimated forfeitures) will be recognized over a weighted average period of eleven months through July 2016.  The remaining options will be valued once they vest upon the future events. During the six months ended November 30, 2015, the Company granted an aggregate of 800,000 stock options to four consultants, and one officer/director, all of which have a five year term and an exercise price of $5.41 per share, and 2,000 options expired.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30, 2015	Six Months Ended November 30, 2014
Dividends per year	0	0
Volatility percentage	606%	696%
Risk free interest rate	4.00%	4.00%
Expected life (years)	5.00	5.00
Weighted Average Fair Value	$5.41	$6.74

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

During the six months ended November 30, 2015, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $5.41 per share and vested 50% on the date of issuance and 50% on the one year anniversary. This option has been valued at $1,352,500 of which $958,021 of compensation expense has been recorded.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In October 2015, the Company entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding into shares of Common Stock, at the offering price in a “qualified public offering” consummated by the Company.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7 million, which is consummated on or before November 30, 2015.  The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of November 30, 2015, the Company had borrowed an aggregate of $5,030,000. The Company borrowed $1,725,000 during the six months ended November 30, 2015, $345,000 on each of July 1, 2015, July 31, 2015, August 31, 2015, October 6, 2015 and November 10, 2015. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

NOTE 7. SUBSEQUENT EVENTS

On December 1, 2015, the Company entered into an Amended and Restated Credit Facility Agreement with Niobe (the “Amended and Restated Agreement”), pursuant to which the parties agreed to increase the funds available for loans to the Company under the 2014 Credit Facility Agreement to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016.

Each loan made to the Company by Niobe under the Amended and Restated Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2017 (each a “New Note”). The obligations of the Company pursuant to each New Note will be secured by a first priority perfected security interest in all of the assets of the Company pursuant to the Third Consolidated, Amended and Restated Security Agreement (the “New Security Agreement”).

On December 1, 2015 and January 4, 2016, the Company borrowed an additional $345,000, respectively, under the terms of the Amended and Restated Agreement and issued Niobe a New Note for each of the loans in the same principal amount.

The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, a new generation immunomodulatory therapy, is a highly-purified form of Staphylococcal protein A, which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (“PK”) of PTRX-100 in humans have now been characterized in five clinical studies and was recently granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP.

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016, we enrolled our first patient in the PRTX-100-203 Study in France. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2015, we commenced enrollment of our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-203 Study is safety. Secondary endpoints include platelet response, immunogenicity and pharmacokinetics.

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

In accordance with, and pursuant to, the 2014 Credit Facility Agreement, during the six months ended November 30, 2015, we borrowed an additional $1,725,000 from Niobe and issued them five new Notes in the principal amount of $345,000 each (for an aggregate of $1,725,000).

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of November 30, 2015, we had borrowed an aggregate of $5,030,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

On December 1, 2015, we entered into an Amended and Restated Credit Facility Agreement with Niobe (the “Amended and Restated Agreement”), pursuant to which the funds available for loans under the 2014 Credit Facility Agreement was increased to $7.5 million and the expiration date of such credit facility was extended to December 31, 2016.

Each loan made by Niobe under the Amended and Restated Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2017 (each a “New Note”). Our obligations under each New Note will be secured by a first priority perfected security interest in all of our assets pursuant to the Third Consolidated, Amended and Restated Security Agreement (the “New Security Agreement”).

On December 1, 2015 and January 4, 2016, we borrowed an additional $345,000, respectively, under the terms of the Amended and Restated Agreement and issued Niobe a New Note for each of the loans in the same principal amount.

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

About PRTX-100

PRTX-100, a new generation immunomodulatory therapy, is a proprietary highly purified form of the Staphylococcal bacterial protein known as Protein A which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. Each of the PRTX-100-103, PRTX-100-104 and the PRTX100-105 studies demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at certain higher doses, more patients showed improvement in measures of disease activity than did patients at the lower dose or placebo cohorts.

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

In November 2015, we commenced enrollment in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-203 Study is safety. Secondary endpoints include platelet response, immunogenicity and pharmacokinetics.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study and in January 2016, we enrolled our first patient in the PRTX-100-203 Study.

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

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100. A total of 61 patients enrolled across the five cohorts in the PRTX 100-104 Study at nine study sites in the United States

The PRTX-100-105 Study

In February 2015 we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of seven patients have completed all 105 Study visits and an additional two patients are currently on study and expected to complete all study visits in the first quarter of 2016.

The PRTX-100-202 Study

In November 2015, we commenced enrollment of our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-203 Study is safety. Secondary endpoints include platelet response, immunogenicity and pharmacokinetics.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. The stability testing and packaging of the final drug product for clinical supplies is performed by Eurogentec and we believe we have sufficient supply for completion of several future planned clinical studies. The packaging of the final drug product is conducted at separate FDA-approved facilities. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation and all subsequent studies have utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

In addition, we believe ITP also represents a potential indication for PRTX-100. ITP, or Immune thrombocytopenia, is a bleeding disorder in which the immune system destroys platelets which are necessary for normal blood clotting. Persons with the disease have too few platelets in the blood. ITP affects women more often than men, and it is more common in children than in adults. In children, the disease usually resolves without treatment. Adults are usually treated with an anti-inflammatory steroid medicine (prednisone). In some cases, surgery to remove the spleen (splenectomy) is recommended which increases the platelet count in about half of patients.

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

Our long-term strategy contemplates the pursuit of FDA approval of PRTX-100 to treat autoimmune and inflammatory diseases incremental to RA and ITP.

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2014 annual reports, Enbrel generated revenues of approximately $8.5 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $9.2 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of $12.5 billion for Humira. For other TNF inhibitors, Cimzia generated revenues of $904 million for UCB; Astellas, Simponi generated revenues of $1.9 billion for Johnson & Johnson and Merck, and Orencia generated revenues of $1.7 billion for Bristol Myers Squibb. Kineret, which SOBI acquired the rights to develop and commercialize from Amgen, generated revenues of $75 million in sales in 2014. Actemra and Rituxan generated revenues of $1.34 billion and Rituxan $7.5 billion, respectively, for Roche. Xeljanz earned forgenerated revenues of Pfizer $308 million for Pfizer in 2014. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

Post–marketing experience has indicated that current and newly-marketed disease modifying anti-rheumatic drugs (DMARDs) subject patients to an increased risk of certain serious adverse events (SAEs). Products which inhibit the action of TNF-alpha, being the longest on the market and the most studied, have demonstrated an increased incidence of certain SAEs. Due to suppression of the immune system by these products, these SAEs include serious and opportunistic infections such as tuberculosis, fungal infections, and listeria infection, and increased risk of lymphomas. Transient neutropenia and other blood dyscrasias have been reported. TNF inhibitors are also not recommended in patients with demyelinating disease or with congestive heart failure. Rituxan (anti-CD20) use increases the potential for Hep B reactivation and multifocal leukoencephalopathy, a fatal viral disease. Kineret (IL-1) also shows increased the risk of infection. Actemra (IL-6) use has led to increased liver enzyme levels, hypertension, transient neutropenia, and an increase in cholesterol levels. Orencia (T cell inhibition) also works by weakening the immune system, therefore can increase the risk of infections. Patients using Orencia have developed lymphoma and lung cancer. Xeljanz (JAK) is the newest RA treatment to enter the market. It has demonstrated similar side effects to TNF inhibitors, including invasive and opportunistic infections and the reactivation of tuberculosis. Lymphomas and other malignancies have been observed in patients treated with Xeljanz. In a study by a Swedish research group published in November 2012 by the American College of Rheumatology entitled, “Mortality Rates in Patients with Rheumatoid Arthritis Treated with Tumor Necrosis Factor Inhibitors”, following treatment of RA with either of the TNF inhibitors Enbrel, Humira or Remicade, mortality rates were on average approximately one death per 30 patients treated in the first three years of treatment. Findings such as these and the long list of serious adverse events for all of the currently marketed treatments indicate that new and safer treatments for autoimmune diseases such as RA are needed.

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

A separate submission to the FDA under an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements and regulations for informed consent.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 in the treatment for ITP. In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for ITP. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries. We filed an initial therapeutic use patent application with the U.S. Patent and Trademark Office, or PTO, and in May 2007 the PTO issued us U.S. 7,211,258. The 258 patent has claims relating to the treatment of acute inflammation as well as RA and systemic lupus erythematosis (SLE) using protein A. In September 2008, the PTO issued us U.S. 7,425,331, a second patent claiming the use of protein A to treat ITP or autoimmune thrombocytic purpura. In October 2010, the PTO issued us U.S. 7,807,170, a further patent for the use of protein A. The 170 patent claims the use of protein A to reduce an acute inflammatory response or inflammation, including when these symptoms are associated with myasthenia gravis, ulcerative colitis, Crohn’s Disease, psoriatic arthritis or pemphigus vulgaris. In May 2012, the PTO issued us U.S. 8,168,189, a further patent claiming the use of protein A to treat psoriasis and scleroderma. In December 2013, the PTO issued us U.S. 8,603,486, a patent with claims to the use of protein A to treat multiple sclerosis. In addition, we have also filed for foreign patent protection in Canada, Japan and the European Union. Japanese patent JP 4598404 was issued in October 2010, with claims relating to the use of protein A to treat RA, SLE, ITP and autoimmune thrombocytopenia purpura. In April 2014, Japanese patent JP5523796 was issued with claims related to using protein A to treat psoriasis, scleroderma and Crohn’s Disease. In September 2015, the European Patent Office issued an Intention to Grant for claims relating to the treatment of numerous autoimmune disorders comprising, but not limited to, RA, ITP, psoriatic arthritis, multiple sclerosis, myasthenia gravis, ulcerative colitis, Crohn’s Disease, lupus, pemphigus and scleroderma.

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

Results of Operations

For the Three Months Ended November 30, 2015 and November 30, 2014

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $1,063,843 and $946,580 for the three months ended November 30, 2015 and November 30, 2014, respectively.  The increase in R&D Expenses for the three month period ended November 30, 2015 compared to the three month period ended November 30, 2014 was the result of an increase in the activities associated with the manufacturing of PRTX-100 as well as clinical activities associated with the aforementioned ITP studies.

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

Administrative Expenses - Administrative expenses were $793,743 and $3,074,423 for the three months ended November 30, 2015 and November 30, 2014, respectively.  The decrease in administrative expenses for the three month period ended November 30, 2015 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $237,989 and $106,723 for the three months ended November 30, 2015 and November 30, 2014, respectively. The increase for the three month period ended November 30, 2015 was principally due to an increase in professional fees related to the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) during the first fiscal quarter of this year.

For the Six Months Ended November 30, 2015 and November 30, 2014

Research and Development Expenses - R&D Expenses were $1,601,006 and $1,560,859 for the six months ended November 30, 2015 and November 30, 2014, respectively.  The increase in R&D Expenses for the six month period ended November 30, 2015 compared to the six month period ended November 30, 2014 was primarily the result of a decrease in the activities associated with our clinical study activities partially offset by an increase in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $3,598,620 and $6,454,213 for the six months ended November 30, 2015 and November 30, 2014, respectively.  The decrease in administrative expenses for the six month period ended November 30, 2015 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $413,756 and $215,822 for the six months ended November 30, 2015 and November 30, 2014, respectively. The increase for the six month period ended November 30, 2015 was principally due to an increase in professional fees related to the preparation and filing of a Registration Statement on Form S-1 with the SEC during the first fiscal quarter of this year.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2015 was $91,022,441 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

In accordance with, and pursuant to, the 2014 Credit Facility Agreement, during the six months ended November 30, 2015, we borrowed an additional $1,725,000 from Niobe and issued to Niobe five new Notes in the principal amount of $345,000 each (for an aggregate of $1,725,000).

Pursuant to the terms and condition of the 2014 Credit Facility Agreement, as of November 30, 2015, we had borrowed an aggregate of $5,030,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement.

On July 31, 2015, we filed a Registration Statement on Form S-1 with the SEC (SEC File No. 333-206008) with respect to a proposed public offering of our securities. We are actively seeking sources of financing to fund our continuing operations and development programs. To raise additional capital, we may sell equity or debt securities. There can be no assurance that we will be able to complete any future financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease our operations.

In October 2015, we entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by us.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to us of at least $7 million which is consummated on or before November 30, 2015.  The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

Subsequent Events

On December 1, 2015, we entered into the Amended and Restated Credit Facility Agreement with Niobe pursuant to which the funds available for loans under the 2014 Credit Facility Agreement were increased to $7.5 million and the expiration date of the credit facility was extended to December 31, 2016.

On December 1, 2015 and January 4, 2016, we borrowed an additional $345,000, respectively, under the terms of the Amended and Restated Credit Facility Agreement and issued Niobe a note for each of the loans in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2015 and November 30, 2014 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2015, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit

No.	Description
4.1	Final Form of Secured Promissory Note issued to Niobe on October 6, 2015 and on November 10, 2015.	Filed herewith.
4.2	Final Form of Secured Promissory Note issued to Niobe pursuant to the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015.	Filed herewith.
10.1	Conversion Agreement, dated October 9, 2015, between Protalex, Inc. and Niobe.	Previously filed on October 13, 2015 as Exhibit 10.2 to the Quarterly Report on Form 10Q for the period ended August 31, 2015 and incorporated herein by reference.
10.2	Final Form of the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015.	Previously filed on December 7, 2015, as Exhibit 10.1 to the Company’s Current Report on Form 8K and incorporated herein by reference.
10.3	Final Form of the Third Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of December 1, 2015.	Previously filed on December 7, 2015, as Exhibit 10.1 to the Company’s Current Report on Form 8K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document.

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

XBRL Taxonomy Extension Definition Linkbase Document.

Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2016	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 7, 2016
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

