Form 10-Q
period 2016-02-29
PROTALEX INC
filed 2016-04-12
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 12, 2016: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 29, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	February 29,	May 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$594,701	$928,279
Prepaid expenses	87,836	56,431
Total current assets	682,537	984,710

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $15,873 and $15,108 as
of February 29, 2016 and May 31, 2015, respectively	3,662	4,427

Total other assets	3,662	4,427

Total Assets	$686,199	$989,137

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$780,129	$494,954
Accrued expenses	9,322	59,701

Total current liabilities	789,451	554,655

LONG TERM LIABILITIES:
Senior Secured Note – related party	15,284,366	12,524,366
Senior Secured Note Accrued Interest – related party	811,917	498,570
Total liabilities	16,885,734	13,577,591

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	76,662,507	72,618,336
Accumulated deficit	(92,862,330)	(85,207,078)
Total stockholders’ deficit	(16,199,535)	(12,588,454)
Total liabilities and stockholders’ deficit	$686,199	$989,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development	808,177	742,124	2,409,183	2,302,983
Administrative	796,624	690,259	4,395,245	7,144,472
Professional fees	122,962	158,159	536,716	373,981
Depreciation and amortization	255	255	765	765
Operating loss	(1,728,018)	(1,590,797)	(7,341,909)	(9,822,201)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(111,873)	(82,617)	(313,345)	(225,685)
Loss before income taxes	(1,839,890)	(1,673,413)	(7,655,252)	(10,047,884)
Provision for income taxes	0	0	0	0
Net loss	$(1,839,890)	$(1,673,413)	$(7,655,252)	$(10,047,884)
Weighted average number of common shares outstanding	28,767,582	28,767,582	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.06)	$(0.06)	$(0.27)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,655,252)	$(10,047,884)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	765	765
Equity based expense	4,044,171	6,733,644
(Increase)/decrease in:
Prepaid expenses and deposits	(31,405)	(44,193)
Increase/(decrease) in:
Accounts payable and accrued expenses	548,143	282,962
Net cash and cash equivalents used in operating activities	(3,093,578)	(3,074,706)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	2,760,000	1,920,000
Net cash and cash equivalents provided by financing activities	2,760,000	1,920,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(333,578)	(1,154,706)
Cash and cash equivalents, beginning of period	928,279	1,614,758
Cash and cash equivalents, ending of period	$594,701	$460,052
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

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

In April 2009, the Company ceased all operations and terminated all employees in light of insufficient funds to continue its clinical trials and related product development. The Company’s business was dormant until new management took control of its operations in November 2009. Since then the Company has been actively pursuing the commercial development of PRTX-100 for the treatment of RA and ITP. In the United States, the Company has open Investigational New Drug (IND) applications for the treatment of RA and ITP and in Europe, an open Investigational Medicinal Products Dossier (IMPD) for ITP.

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through February 29, 2016, the Company has incurred an accumulated deficit of $92,862,330. For the years ended May 31, 2015 and 2014, the Company had net losses of $11,619,796 and $11,852,229, respectively, and for the nine months ended February 29, 2016, the Company had a net loss of $7,655,252. The Company utilized $3,991,479 and $4,623,891 of cash for operating activities for the years ended May 31, 2015 and 2014, respectively, and $3,093,578 during the nine months ended February 29, 2016. As of February 29, 2016, the Company had cash and cash equivalents of $594,701 and net negative working capital of $106,914. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

The most likely sources of additional financing include the sale of the Company’s equity or debt securities. On July 31, 2015, the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC) (SEC File No. 333-206008) with respect to a proposed public offering of Company securities.  There is no assurance that the Company will consummate a public offering of its securities, or any other offering.  Accordingly, additional capital that is required by the Company may not be available on reasonable terms, or at all.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 29, 2016 and February 28, 2015, the Company had potentially dilutive securities consisting of 4,605,543 and 3,817,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $4,044,171 and $6,733,644 and is included in operating expenses for the nine months ended February 29, 2016 and February 28, 2015, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of February 29, 2016 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of February 29, 2016, the Company had issued 4,607,943 stock options, of which 400 were exercised and 2,000 have expired. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

At February 29, 2016, there were 4,605,543 stock options outstanding.  At February 29, 2016, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $783,836 (net of estimated forfeitures) will be recognized over a weighted average period of eight months through July 2016.  The remaining options will be valued once they vest upon the future events. During the nine months ended February 29, 2016, the Company granted an aggregate of 800,000 stock options to four consultants, and one officer/director, all of which have a five year term and an exercise price of $5.41 per share, and 2,000 options expired.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015
Dividends per year	0	0
Volatility percentage	606%	696%
Risk free interest rate	4.00%	4.00%
Expected life (years)	5.00	5.00
Weighted Average Fair Value	$5.41	$6.74

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

During the nine months ended February 29, 2016, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $5.41 per share and vested 50% on the date of issuance and 50% on the one year anniversary. This option has been valued at $1,352,500 of which $1,127,083 of compensation expense has been recorded.

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

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which the Company may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans, at any time prior to December 31, 2015 (the “2014 Credit Facility”). Each loan made to the Company by Niobe under the 2014 Credit Facility Agreement has been represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2016 (each an “Original Note”). The obligations of the Company pursuant to each Note have been secured by a first priority perfected security interest in all of the assets of the Company pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

In October 2015, the Company entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding into shares of Common Stock, at the offering price in a “qualified public offering” consummated by the Company.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7 million, which is consummated on or before February 29, 2016.  The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which the Company and Niobe entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2017 (each a “New Note”). Collectively, the Original Note and the New Note are hereinafter referred to as the “Notes”. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Notes.

As of February 29, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $6,065,000. During the nine months ended February 29, 2016, the Company borrowed an aggregate of $2,760,000, $345,000 on each of July 1, 2015, July 31, 2015, August 31, 2015, October 6, 2015, November 10, 2015, December 1, 2015, January 4, 2016, and February 1, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement, as amended.

NOTE 7. SUBSEQUENT EVENTS

On March 4, 2016 and April 1, 2016, the Company borrowed an additional $345,000, respectively, under the terms of the Amended and Restated Agreement and issued Niobe a New Note for the loan in the same principal amount.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX-100-203 Study in Europe. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of nine patients have completed all 105 Study visits.

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. In February 2016, following a planned interim data review by an Independent Data Safety Monitoring Committee (the “SMC”), enrollment is continuing for patients in the PRTX-100-202 Study at an increased dose.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration.

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

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans, in accordance with the 2014 Credit Facility Agreement at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement has been represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2016 (each an “Original Note”). Our obligations under each Note have been secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2017 (each a “New Note”). Collectively, the Original Note and the New Note are hereinafter referred to as the “Notes”. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Notes.

As of February 29, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $6,065,000. During the nine months ended February 29, 2016, we borrowed an aggregate of $2,760,000, $345,000 on each of July 1, 2015, July 31, 2015, August 31, 2015, October 6, 2015, November 10, 2015, December 1, 2015, January 4, 2016, and February 1, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

On March 4, 2016 and April 1, 2016, we borrowed an additional $345,000, respectively, under the terms of the Amended and Restated Agreement and issued Niobe a New Note for the loan in the same principal amount.

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

In February 2015, we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of nine patients have completed all 105 Study visits.

In November 2015, we commenced enrollment in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. In February 2016, following a planned interim data review by the SMC, enrollment is continuing for patients in the PRTX-100-202 Study at an increased dose.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study and in January 2016 we enrolled our first patient in the PRTX-100-203 Study.

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

In August 2013, following a planned interim safety review by the SMC and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients at five U.S. clinical centers with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg. Five patients withdrew from the study prior to their day 85 visit.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration.

The PRTX-100-105 Study

In February 2015 we commenced enrollment, at a single U.S. site, in the PRTX-100-105 Study which is open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study is an open-label, single group study with up to 12 former participants from the 104 Study who will receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study is the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints include immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of nine patients have completed all 105 Study.

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

Results of Operations

For the Three Months Ended February 29, 2016 and February 28, 2015

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $808,177 and $742,124 for the three months ended February 29, 2016 and February 28, 2015, respectively.  The increase in R&D Expenses for the three month period ended February 29, 2016 compared to the three month period ended February 28, 2015 was the result of an increase in the activities associated with the manufacturing of PRTX-100 as well as clinical activities associated with the aforementioned ITP studies.

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

Administrative Expenses - Administrative expenses were $796,624 and $690,259 for the three months ended February 29, 2016 and February 28, 2015, respectively.  The increase in administrative expenses for the three month period ended February 29, 2016 compared to the same prior year period was due to an increase in stock compensation expense.

Professional Fees - Professional expenses were $122,962 and $158,159 for the three months ended February 29, 2016 and February 28, 2015, respectively. The decrease for the three month period ended February 29, 2016 was principally due to a decrease in professional fees.

For the Nine Months Ended February 29, 2016 and February 28, 2015

Research and Development Expenses - R&D Expenses were $2,409,183 and $2,302,983 for the nine months ended February 29, 2016 and February 28, 2015, respectively.  The increase in R&D Expenses for the nine month period ended February 29, 2016 compared to the nine month period ended February 28, 2015 was primarily the result of an increase in the activities associated with our clinical study activities partially offset by a decrease in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $4,395,245 and $7,144,472 for the nine months ended February 29, 2016 and February 28, 2015, respectively.  The decrease in administrative expenses for the nine month period ended February 29, 2016 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $536,716 and $373,981 for the nine months ended February 29, 2016 and February 28, 2015, respectively. The increase for the nine month period ended February 29, 2016 was principally due to an increase in professional fees related to the preparation and filing of a Registration Statement on Form S-1 with the SEC during the first fiscal quarter ended August 31, 2015.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 29, 2016 was $92,862,330 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

In October 2015, we entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by us.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to us of at least $7 million which is consummated on or before February 29, 2016.  The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and the Amended and Restated Agreement. Each loan under the Amended and Restated Agreement has been and will be represented by a New Note. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Notes.

As of February 29, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $6,065,000. During the nine months ended February 29, 2016, we borrowed an aggregate $2,760,000 pursuant to which we issued eight Notes in the principal amount of $345,000 each (for an aggregate of $2,760,000). Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

Subsequent Events

On March 4, 2016 and April 1, 2016, we borrowed an additional $345,000, respectively, under the terms of the Amended and Restated Credit Facility Agreement and issued Niobe a New Note in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 29, 2016 and February 28, 2015 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 29, 2016, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Final Form of Secured Promissory Note issued to Niobe pursuant to the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015.	Previously filed on January 7, 2016 as Exhibit 4.2 to the Quarterly Report on Form 10Q for the period ended November 30, 2015 and incorporated herein by reference.
10.1	Final Form of the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015.	Previously filed on December 7, 2015, as Exhibit 10.1 to the Company’s Current Report on Form 8K and incorporated herein by reference.
10.2	Final Form of the Third Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of December 1, 2015.	Previously filed on December 7, 2015, as Exhibit 10.1 to the Company’s Current Report on Form 8K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
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

Date: April 12, 2016	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 12, 2016
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

