Form 10-K
period 2016-05-31
PROTALEX INC
filed 2016-07-15
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Act. Check one:

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☑

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $32.3 million as of November 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of July 15, 2016 was 28,767,582.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2016

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

PART I

ITEM 1.     BUSINESS

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, a new generation immunomodulatory therapy, is a highly-purified form of Staphylococcal protein A, which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in six clinical studies and was granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP.

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In the Cohort 5 sub-study, the amount of PRTX-100 administered and its dosing frequency were varied from Cohorts 1 through 4 to explore effects on safety, tolerability and measures of disease activity. The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of Adverse Events (AE), even in those patients who developed anti-drug antibodies (ADAs), nor indicate any apparent correlation between the development of ADAs and effects on measures of RA disease activity. In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100.

A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States. For patients in all five cohorts, PRTX-100 appeared safe and well tolerated in all individuals, including those who developed ADAs, and the AE profile was consistent with our prior clinical trial results.

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which was open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study was an open-label, single group study with former participants from the 104 Study who were eligible to receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study was the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints included immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients completed all 105 Study visits per protocol.

In the PRTX-100-105 Study, a preliminary interim analysis indicated that for patients who completed per protocol, PRTX-100 exhibited an acceptable safety profile and RA disease activity was improved in a majority of patients at the end of the study as compared to baseline. No serious adverse events (SAEs) were reported. At study day 196, one month after the final dose, patients who completed the study per protocol demonstrated a mean reduction of the DAS28CRP score from 5.25 to 2.52, suggesting a clinically meaningful improvement in disease activity. Additionally, clinical assessment by Ultrasound Power Doppler Joint Counts (UPD), also revealed a reduction in average disease severity by day 196, and the correlation between the UPD and the DAS28CRP was r=0.624 (p<.0005).

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

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. In May 2016, following a planned interim data review by the SMC, enrollment is continuing for patients in the PRTX-100-203 Study at an increased dose.

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2017 (each a “New Note”). Collectively, the Note and the New Note are hereinafter referred to as the “Notes”. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Notes.

As of May 31, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $7,100,000. During the fiscal year ended May 31, 2016, we borrowed an aggregate of $3,795,000, $345,000 on each of July 1, 2015, July 31, 2015, August 31, 2015, October 6, 2015, November 10, 2015, December 1, 2015, January 4, 2016, February 1, 2016, March 4, 2016, April 1, 2016 and May 3, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

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

About PRTX-100

PRTX-100 is a proprietary, highly purified form of the Staphylococcal bacterial protein known as Protein A which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has the ability, at very low concentrations, to bind to human B-lymphocytes and macrophages and to modulate immune processes. Pre-clinical studies also demonstrate that low doses of PRTX-100 have potent therapeutic effects in certain models of immune-mediated inflammatory diseases. Both the PRTX-100-103 and the PRTX-100-104 studies demonstrated that PRTX-100 was generally safe and well tolerated at all dose levels, and at certain higher doses, more patients showed improvement in measures of disease activity than did patients at the lower dose or placebo cohorts.

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

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the IND for treating RA. We submitted the IND to the FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We have completed four clinical trials and are in the process of completing a fifth clinical trial under this IND. Our first Phase I single-dose clinical trial commenced in December 2005 and was completed in March 2006. This trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of a single intravenous dose of PRTX-100. This study demonstrated that PRTX-100 appears safe and well-tolerated at the doses administered. There were no deaths or serious adverse events. The PK profile was determined and found consistent with that projected from pre-clinical models.

In May 2007, we filed an amendment to the IND with the FDA. This amendment included the final Phase I safety study report from the 2006 trial, changes to our techniques for purification and characterization of PRTX-100, a Chemistry, Manufacturing and Controls update, and a protocol for a second single-dose Phase I clinical trial. In July and August 2007 a second Phase I study was performed under the IND, to further characterize the safety, PK, and pharmacodynamic profile of a single-dose of PRTX-100 in healthy volunteers at doses in the projected therapeutic range. Final results indicated that the drug appears safe and well-tolerated. In August 2009, a Phase 1b randomized, double-blind, placebo-controlled, multiple dose, dose-escalation and tolerability study of PRTX-100 in combination with methotrexate or leflunomide in patients with active RA, (the “PRTX 100-103 Study”) was approved by the South African Medicines Control Agency. The PRTX-100-103 Study commenced in August 2010 at three sites in South Africa and was completed in January 2012 as detailed below.

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

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which was open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study was an open-label, single group study with former participants from the 104 Study who were eligible to receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study was the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints included immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients completed all 105 Study visits per protocol.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe.

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

In August 2013, following a planned interim safety review by our SMC and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients at five U.S. clinical centers with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg. Five patients withdrew from the study prior to their day 85 visit.

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

In November 2014, we announced final data from Cohorts 1 through 4 and an interim analysis of pooled data from Cohort 5 of the 104 Study. For patients in all five cohorts of the 104 Study, PRTX-100 appeared safe and well tolerated in all individuals, including those who developed ADAs, and the AE profile was consistent with our prior clinical trial results.

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

In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100. A total of 61 patients enrolled across the five cohorts in the PRTX 100-104 Study at nine study sites in the United States

The PRTX-100-105 Study

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which was open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study was an open-label, single group study with former participants from the 104 Study who were eligible to receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study was the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints included immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients completed all 105 Study visits per protocol.

In the PRTX-100-105 Study, a preliminary interim analysis indicated that for patients who completed per protocol, PRTX-100 exhibited an acceptable safety profile and RA disease activity was improved in a majority of patients at the end of the study as compared to baseline. No SAEs were reported. At study day 196, one month after the final dose, patients who completed the study per protocol demonstrated a mean reduction of the DAS28CRP score from 5.25 to 2.52, suggesting a clinically meaningful improvement in disease activity. Additionally, clinical assessment by UPD, also revealed a reduction in average disease severity by day 196, and the correlation between the UPD and the DAS28CRP was r=0.624 (p<.0005).

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

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. In May 2016, following a planned interim data review by the SMC, enrollment is continuing for patients in the PRTX-100-203 study at an increased dose.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. In July 2014, we contracted with Eurogentec for the manufacture of additional bulk drug substance (our “active pharmaceutical ingredients”) (“API”), which we believe will be sufficient supply for completion of our current clinical studies. The stability testing and packaging of the final drug product for clinical supplies is performed by Eurogentec. The packaging of the final drug product is conducted at separate FDA-approved facilities. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation and all subsequent studies have utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA and ITP, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

ITP has no known cure, and relapses may occur years after seemingly successful medical or surgical management. If the patient’s condition does not improve with the use of prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $525 million and $400 million, respectively, in 2015. Neither romiplostim nor eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in adult patients with ITP.

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis, chronic idiopathic demyelinating polyneuropathy, and pemphigus.

Our long-term strategy contemplates the pursuit of FDA approval of PRTX-100 to treat other autoimmune and inflammatory diseases in addition to RA and ITP.

Competition

We believe, based on the pre-clinical trials and the results to date of our five Phase I RA clinical studies, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing RA therapies, and may cost less to manufacture than competing biologic-based therapies. Current RA treatments are characterized by complex manufacturing methods and, in 2015, resulted in an average annual retail cost of approximately $13,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used. The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates. A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2015 annual reports, Enbrel generated revenues of approximately $8.7 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $9.3 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of $14 billion for Humira. For other TNF inhibitors, Cimzia generated revenues of $1.2 billion for UCB; Simponi generated revenues of $2 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $1.9 billion for Bristol Myers Squibb. Kineret generated revenues of $94 million in sales for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014. Actemra generated revenues of $1.5 billion and Rituxan $5.6 billion, respectively, for Roche. Xeljanz earned $523 million for Pfizer in 2015. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

Post–marketing experience has indicated that current and newly-marketed disease modifying anti-rheumatic drugs (DMARDs) subject patients to an increased risk of certain SAEs. Products which inhibit the action of TNF-alpha, being the longest on the market and the most studied, have demonstrated an increased incidence of certain SAEs. Due to suppression of the immune system by these products, these SAEs include serious and opportunistic infections such as tuberculosis, fungal infections, and listeria infection, and increased risk of lymphomas. Transient neutropenia and other blood dyscrasias have been reported. TNF inhibitors are also not recommended in patients with demyelinating disease or with congestive heart failure. Rituxan (anti-CD20) use increases the potential for Hep B reactivation and multifocal leukoencephalopathy, a fatal viral disease. Kineret (IL-1) also shows an increased the risk of infection. Actemra (IL-6) use has led to increased liver enzyme levels, hypertension, transient neutropenia, and an increase in cholesterol levels. Orencia (T cell inhibition) also works by weakening the immune system, therefore can increase the risk of infections. Patients using Orencia have developed lymphoma and lung cancer. Xeljanz (JAK) is the newest RA treatment to enter the market. It has demonstrated similar side effects to TNF inhibitors, including invasive and opportunistic infections and the reactivation of tuberculosis. Lymphomas and other malignancies have been observed in patients treated with Xeljanz. In a study by a Swedish research group published in November 2012 by the American College of Rheumatology entitled, “Mortality Rates in Patients with Rheumatoid Arthritis Treated with Tumor Necrosis Factor Inhibitors”, following treatment of RA with either of the TNF inhibitors Enbrel, Humira or Remicade, mortality rates were on average approximately one death per 30 patients treated in the first three years of treatment. Findings such as these and the long list of serious adverse events for all of the currently marketed treatments indicate that new and safer treatments for autoimmune diseases such as RA are needed.

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

Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions

In June 2015, the FDA granted Orphan Drug Designation to PRTX-100 in the treatment for ITP. In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for ITP. Based upon study data to date, we believe that PRTX-100 may be effective in the treatment of ITP, as well as other orphan immunological diseases.

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

In addition, outside of the U.S. medicinal products used to treat life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in European Union and medicinal products which, for economic reasons, would be unlikely to be developed without incentives may be granted orphan designation in the European Union. The application for orphan designation is submitted to the EMA before an application is made for marketing authorization. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the European Union member states nor the EMA are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same orphan indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

We retained the consulting services of Coté Orphan Consulting, LLC (Coté) to submit the application for Orphan Drug Designation in the EU for PRTX-100 as Protalex, Inc. does not maintain a European subsidiary. On October 9, 2015, PRTX-100 was granted Orphan Drug Designation in EU as EU/3/15/1562 (EMA/OD/111/15) for the treatment of Immune Thrombocytopenia. Coté Orphan Consulting UK Limited, a subsidiary of Coté Orphan Consulting, LLC, is identified as the sponsor of the designation for PRTX-100 in the EU. Under our agreement with Coté, we retain all ownership in the Orphan Drug Designation for PRTX-100 in the EU.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries.

The table below provides a list of our issued patents:

Patent Title	Number	Expiration Date

Protein A Compositions and Methods of Use	U.S. Patent No. 7,211,258	Nov. 6, 2022

Protein A Methods of Use	U.S. Patent No. 7,425,331	Nov. 6, 2022

Protein A Compositions and Methods of Use	U.S. Patent No. 7,807,170	April 10, 2022

Protein A Compositions and Methods of Use	U.S. Patent No. 8,168,189	June 16, 2022

Protein A Compositions and Methods of Use	U.S. Patent No. 8,603,486	April 10, 2022

Protein A Compositions and Methods of Use	European Patent No. 2570136	March 6, 2023

Protein A Composition and Method of Use	Japanese Patent No. 5523796	March 6, 2023

Protein A Compositions and Methods of Use	U.S. Patent No. 9,370,552	April 10, 2022

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

Employees

In addition to our president and our chief financial officer, we have one part-time employee. We also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives. We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

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

We could lose orphan market exclusivity.

Orphan drug exclusive marketing rights may be lost if the FDA, EMA or other regulatory body later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain that:

•	we will be the first to obtain approval for any drug for which we obtain Orphan Drug Designation;
•	Orphan Drug Designation will result in any commercial or financial advantage, or reduce competition; or
•	limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

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

We have tried to protect our proprietary position by filing U.S. and international patent applications related to PRTX-100 in Canada, Japan, Hong Kong and the European Union. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own may not provide any protection against competitors. Patents that we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, or designed around any patents we may have issued to us. Moreover, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Patent applications in the United States are maintained in secrecy and not published if either: i) the application is a provisional application or, ii) the application is filed and we request no publication, and certify that the invention disclosed “has not and will not” be the subject of a published foreign application. Otherwise, U.S. applications or foreign counterparts, if any, publish 18 months after the priority application has been filed. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that our patents, if issued, would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

Moreover, we may be subject to third party preissuance submissions of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Further, patents generally expire, regardless of their date of issue, 20 years from the earliest claimed nonprovisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

If we receive regulatory approval to commence commercial sales of PRTX-100, we will face intense competition with respect to commercial sales, marketing and distribution. These are areas in which we currently have no experience due to a lack of management. To market our product directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage pharmaceutical or other healthcare companies with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third-parties or gain market acceptance for our product. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third-parties. Those efforts may not succeed.

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

We believe Eurogentec S.A. has the capacity to produce a sufficient inventory of PRTX-100 to conduct our currently planned clinical trials. If these inventories are lost or damaged, or if Eurogentec S.A. cannot or will not produce additional inventory to complete the remaining phases of clinical trials, the clinical development of our product candidate or its submission for regulatory approval could be significantly delayed and our ability to commercialize this product could be impaired.

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

We will remain responsible for ensuring that our PRTX-100-202 and 203 Studies and each of our future clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA will require us to comply with cGTPs with respect to any clinical trials conducted in connection with a submission to the FDA, including an IND, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety are protected. We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In their report on our May 31, 2016 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We are a clinical stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies. We have generated net losses in all periods since our inception in September 1999 including losses of approximately $9.4 million and $11.6 million for the years ended May 31, 2016 and 2015, respectively and as of May 31, 2016 we had an accumulated deficit of approximately $94.6 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended May 31, 2016 and 2015, we incurred research and development expenses of approximately $3.1 million and $3.0 million, respectively. As of May 31, 2016, we had cash and cash equivalents of approximately $444,000 and negative net working capital of approximately $107,000. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements. We currently have no agreements relating to any of these types of transactions and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we will have to delay, curtail or eliminate one or more of our research and development programs.

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

As of June 30, 2016, our directors and executive officers and their affiliates beneficially own approximately 80% of the outstanding shares of our common stock, with one such affiliate, Niobe Ventures LLC, beneficially owns approximately 78% of our outstanding common stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

The classification of our board of directors and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our company.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). If the price of our common stock drops below $5.00, our securities will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore security holders may have difficulty selling their shares.

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	the actual number of shares of our common stock that trade;

•	sales of potential sales of large blocks of our stock;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

•	general economic conditions and trends;

•	positive and negative events, conditions or developments relating to healthcare and the overall pharmaceutical and biotech sector;

•	major catastrophic events;

•	significant dilution caused by the anti-dilutive clauses in our financial agreements;

•	departures of key personnel;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	changes in the regulatory status of our immunotherapies;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	events affecting existing or future collaborators including licensors and manufacturers;

•	announcements of new products or technologies, commercial relationships, results of clinical trials, regulatory approvals, new product introductions or other relevant events by us or our competitors;

•	legislative and/or regulatory developments in the United States and other countries;

•	failure of our common stock or warrants to be listed or quoted on the NASDAQ Capital Market or other national market systems;

•	changes in accounting principles; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights may be reduced.

We expect to continue to incur drug development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights and warrants with anti-dilutive protective provisions. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market price of our securities.

We are currently authorized to issue 100,000,000 shares of common stock. As of May 31, 2016, we had 28,767,582 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding options. To the extent the shares of common stock are issued or options are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of May 31, 2016, we had outstanding options to purchase 4,582,543 shares of our common stock at a weighted average exercise price of approximately $4.22 per share.

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

(a)     Market Information. Our common stock is traded on the OTC Markets under the symbol “PRTX”. The following table sets forth, for the periods indicated and as reported on the OTC Markets, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2016*
First Quarter	$5.93	$4.51
Second Quarter	5.75	3.45
Third Quarter	5.45	3.00
Fourth Quarter	4.80	2.30

2015*
First Quarter	$9.00	$5.60
Second Quarter	7.00	3.70
Third Quarter	7.75	4.00
Fourth Quarter	6.00	4.80

* The prices for the fiscal years ended May 31, 2016 and 2015 are actual sale prices because the bid price information was not available.

(b)       Holders.   As of June 30, 2016, there were approximately 252 holders of record, and approximately 800 beneficial holders of our common stock.

(c)       Dividends.   We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Unregistered Sale of Equity Securities

During the year ended May 31, 2016 we granted non-qualified stock options for an aggregate of 800,000 shares of our common stock to four consultants, one officer/director, and one director. All of these options have a five-year term with an exercise price of $5.41 per share, and were issued in reliance upon the exemptions from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 6.      SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, which refers to our historical results of operations and financial condition, should be read in conjunction with the other sections of this Annual Report, including “Risk Factors,” “Business” and the consolidated financial statements and other consolidated financial information included in this Annual Report. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially. You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2016 financial statements and accompanying notes included elsewhere in this Annual Report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, a new generation immunomodulatory therapy, is a highly-purified form of Staphylococcal protein A, which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in six clinical studies and was granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP.

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In the Cohort 5 sub-study, the amount of PRTX-100 administered and its dosing frequency were varied from Cohorts 1 through 4 to explore effects on safety, tolerability and measures of disease activity. The addition of four monthly maintenance doses after the five weekly doses did not increase the rate or type of Adverse Event (AE), even in those patients who developed anti-drug antibodies (ADAs), nor indicate any apparent correlation between the development of ADAs and effects on measures of RA disease activity. In addition, Cohort 5 patients showed improvement in measures of disease activity, including ACR20 scores, compared to Cohort 1 through 4 patients who did not receive any monthly maintenance doses, suggesting that the addition of monthly maintenance administration of PRTX-100 and weight-based dosing were an important aspect of the dosing protocol and should be considered in future trials of PRTX-100.

A total of 61 patients enrolled across five cohorts in the PRTX 100-104 Study at nine study sites in the United States. For patients in all five cohorts, PRTX-100 appeared safe and well tolerated in all individuals, including those who developed ADAs, and the AE profile was consistent with our prior clinical trial results.

In February 2015, we commenced enrollment, at a single U.S. site, of a Phase I/II open-label, multiple, fixed-dose study (the “PRTX-100-105 Study”) which was open only to PRTX-100-104 Study patients who indicated their desire for additional treatment. The PRTX-100-105 Study was an open-label, single group study with former participants from the 104 Study who were eligible to receive a fixed dose of PRTX-100 over a 6-month period. The primary study endpoint of the 105 Study was the safety and tolerability of a fixed dose of PRTX-100 administered over an extended period. The secondary endpoints included immunogenicity, effects on measures of RA disease activity, evaluation of anti-PRTX-100 antibody presence, and feasibility of joint evaluations with ultrasound and biomarkers as disease markers. A total of eight patients completed all 105 Study visits per protocol.

In the PRTX-100-105 Study, a preliminary interim analysis indicated that for patients who completed per protocol, PRTX-100 exhibited an acceptable safety profile and RA disease activity was improved in a majority of patients at the end of the study as compared to baseline. No serious adverse events (SAEs) were reported. At study day 196, one month after the final dose, patients who completed the study per protocol demonstrated a mean reduction of the DAS28CRP score from 5.25 to 2.52, suggesting a clinically meaningful improvement in disease activity. Additionally, clinical assessment by Ultrasound Power Doppler Joint Counts (UPD), also revealed a reduction in average disease severity by day 196, and the correlation between the UPD and the DAS28CRP was r=0.624 (p<.0005).

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

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. In May 2016, following a planned interim data review by the SMC, enrollment is continuing for patients in the PRTX-100-203 Study at an increased dose.

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

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we may borrow up to an additional $5.0 million from Niobe in the form of secured loans in accordance with the 2014 Credit Facility Agreement, at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each a “Note”). Our obligations under each Note will be secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2017 (each a “New Note”). Collectively, the Note and the New Note are hereinafter referred to as the “Notes”. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Notes.

As of May 31, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $7,100,000. During the fiscal year ended May 31, 2016, we borrowed an aggregate of $3,795,000, $345,000 on each of July 1, 2015, July 31, 2015, August 31, 2015, October 6, 2015, November 10, 2015, December 1, 2015, January 4, 2016, February 1, 2016, March 4, 2016. April 1, 2016 and May 3, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 4 to the financial statements for the years ended May 31, 2016 and 2015, describe the significant accounting policies and methods used in the preparation of our financial statements.

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

Results of Operations

Fiscal year ended May 31, 2016 compared to fiscal year ended May 31, 2015

Research and Development Expenses – Research and Development expenses increased from $2,989,311 in our 2015 fiscal year to $3,136,800 in our 2016 fiscal year. The increase of $147,489, or 5%, was the result of a slight increase in the expenses associated with the formulation and production of our bulk drug substance and drug product.

Administrative Expenses - Administrative expenses decreased to $5,160,468 in our 2016 fiscal year from $7,785,086 in our 2015 fiscal year. The decrease of $2.6 million was related almost solely to a decrease in non-cash stock compensation.

Professional Fees - Professional fees increased from $523,613 in our 2015 fiscal year to $682,853 in our 2016 fiscal year. The increase of $159,240, or 30%, was due to increases in consulting and legal expenses.

Interest Expense – Interest expense increased from $320,769 in our 2015 fiscal year to $434,312 in our 2016 fiscal year. The increase was attributable to the increased level of borrowing during 2016 as described above.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2016 was $94,622,528 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into the Amended and Restated Agreement. Each loan under the Amended and Restated Agreement has been and will be represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Notes.

As of May 31, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $7,100,000. During the year ended May 31, 2016, we borrowed an aggregate $3,795,000 pursuant to which we issued eleven Notes in the principal amount of $345,000 each (for an aggregate of $3,795,000). Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

Subsequent Event

On June 1, 2016, we borrowed an additional $345,000 from Niobe under the 2014 Credit Facility and issued a them a New Note in that amount.

On June 30, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement will be represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Notes including the New Notes to be issued under the Second Amended and Restated Agreement.

On July 1, 2016, we borrowed an additional $375,000 from Niobe under the 2014 Credit Facility pursuant to the Second Amended and Restated Agreement and issued a them a New Note in that amount.

On July 15, 2016, we entered into an agreement with Niobe pursuant to which Niobe agreed to exchange all Notes outstanding, which as of May 31, 2016 had an aggregate outstanding principal balance of $16,319,366, for shares of our common stock, at the price per share that our common stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of our common stock yielding gross proceeds to us of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into common stock and 50% would be paid out of the proceeds of the qualified public offering.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2016 and 2015 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes. We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2017 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2016 we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)       Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as adopted in 1992. Our management has concluded that, as of May 31, 2016, our internal control over financial reporting is effective based on these criteria.

(c)       Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of June 30, 2016:

Name	Age	Title

Arnold P. Kling	58	President and Director
Kirk M. Warshaw	58	Chief Financial Officer, Secretary and Director
Marco M. Elser	57	Director

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

Marco M. Elser. Mr. Elser has served as a director since February 2014. Since June 2015, Mr. Elser has been a partner with Lonsin Capital Ltd., an entity regulated by the Financial Conduct Authority of the United Kingdom and the fund manager of Lousin Global Credit Fund, a distressed debt fund registered in the Cayman Islands. From January 2002 until June, 2015, Mr. Elser was a partner with AdviCorp Plc, a London-based investment banking firm. From 1994 to 2001, Mr. Elser served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions. Prior to that, from 1985 through 1994, he served as a First Vice President of Merrill Lynch Capital Markets in Rome and London. Mr. Elser is presently a director (since 2002) of North Hills Signal Processing Corporation, a technology company, a director (since 2012) of Trans-Lux Corporation, a designer and manufacturer of digital signage display solutions, and a director (since 2016) of Scooterino srl, a Rome-based two-wheel ride sharing company. From 2002 to 2014, Mr. Elser was the president of the Harvard Club of Italy, an association he founded with other alumni in Italy where he has been living since 1984. He received his BA in Economics from Harvard College in 1981. Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions as one of our directors.

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

Benjamin Bowen, Ph.D. serves as Chairman of our SAB. Dr. Bowen has 25 years of healthcare-specific experience as a research scientist, research manager, investment banker, and advisor. Since 2004, he has been an investment banker at Rodman & Renshaw, LLC, The Benchmark Company, LLC, and Northland Capital Markets. Starting in 2012, Dr. Bowen has been President of Owatonna Advisors, Inc., a consultancy that provides scientific and business advice to early stage life science companies. Between 1988 and 2003, he worked as a scientist and research manager at Genentech, CIBA-Geigy, and Novartis, last serving as Executive Director in the Cardiovascular and Metabolic Disease Therapeutic Area at Novartis. Dr. Bowen received a Bachelor of Arts degree in chemistry from Hamline University in 1983 and a Ph.D. degree in organic chemistry from MIT in 1988.

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

Richard J. Francovitch, Ph.D. serves as Vice President of ITP Program. Dr. Francovitch received his academic training in pharmacology and has an extensive background in developing and commercializing pharmaceutical products on a global scale. Dr. Francovitch has over 25 years of experience in the pharmaceutical industry. For the last 15 years prior to joining the Company he held various senior level positions, including Vice President, Head of the Hematology Franchise at GlaxoSmithKline Pharmaceuticals (LSE/NYSE: GSK), one of the world's leading research-based pharmaceutical and healthcare companies. Dr. Francovitch received a Bachelor of Science degree in biology from the University of Maryland in 1979 and a Ph.D. degree in Pharmacology from Tulane University in 1985.

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

J. Bruce McClain, M.D. serves as Medical Director. Dr. McClain, has a background in clinical research, clinical product development, product safety, and product quality. Dr. McClain served 20 years in the United States Army in clinical and academic positions. He devoted 14 years in both basic and clinical research in infectious diseases and vaccinology at Walter Reed Army Institute of Research and Walter Reed Army Medical Center. For the last 19 years he has developed pharmaceutical products in industry, lastly as chief medical officer. Dr. McClain currently provides independent pharmaceutical expertise on clinical development, product quality and product safety to biopharmaceutical firms. Dr. McClain received a Bachelor of Science degree in biology from Spring Hill College in 1970 and his M.D. from the University of Alabama in 1974.

Third-Party Consultants

We engage a number of third-party consultants from time-to-time that provide various services supporting our clinical development program and trials.

Family Relationships

None of our directors or executive officers is related by blood, marriage or adoption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2016 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

Our Board has adopted a Code of Ethics and Business Conduct Code of Ethics and Business Conduct, or the Code, that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and contains the general guidelines for conducting our business. The overall purpose of the Code is to ensure compliance of general guidelines for conducting our business consistent with the understanding of our standards of ethical business practices. The Code includes provisions relating to compliance with all laws and regulations governing its operations, compliance with Regulation FD, professional and personal use of our information systems, our commitment to providing a safe, orderly, diverse and tolerant work environment that is free of any discrimination or harassment, and the Company’s employment practices regarding alcohol, drugs and violence prevention. All of our directors, officers and employees are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. The Code, and any amendments to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC, is available on our web site at www.protalex.com. A copy of the Code will also be provided to any person requesting same without charge. To request a copy, please make written request to Corporate Secretary c/o Protalex, Inc., 131 Columbia Turnpike, Suite 1, Florham Park, NJ 07932.

Board Composition and Election of Directors

Our Board currently consists of three directors. Each director is elected to a one-year term and serves until his successor is duly elected and qualified. We intend to expand our Board to five directors a majority of who will be independent under the rules of the NASDAQ Capital Market (the “Nasdaq Rules”).

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

Stockholder Communications

As of the date of this Annual Report, we do not yet have a defined process for security holders to send communications to the Board. Security holders that wish to communicate with the Board are encouraged to contact us at our principal executive offices by letter or telephone.

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis.

We are in the process of assembling a compensation committee to evaluate and define the annual compensation for our executive officers and directors. The objectives approved by the compensation committee will be designed to attract and retain qualified, effective managers with the experience necessary to manage our business effectively. Our financial performance will be a major factor in the compensation of key employees as well as their individual contributions. Stock options are expected to comprise a portion of total compensation. Stock options will be properly accounted for under ASC 718 and will be either “incentive stock options” (as defined in the Internal Revenue Code and federal tax regulations) or non-incentive options. ASC 718 will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for any award the requisite service period (usually the vesting period). The compensation amounts disclosed in the following compensation table reflects executive compensation prior to the existence of the compensation committee, but were nonetheless determined by factors that we believe were in the best interests of our stockholders.

The compensation paid to our named executive officers for fiscal 2016 is not necessarily indicative of how we will compensate our named executive officers in the future and we anticipate our compensation programs, as developed and implemented by our compensation committee, will vary significantly from our historical practices.

Summary of Compensation

For the fiscal year 2016, total compensation paid to Arnold Kling, our president, was $72,000, all of which constituted salary paid in cash. Total compensation paid to Kirk Warshaw, our chief financial officer in fiscal 2016, was $1,368,146, which included cash of $72,000 and stock options valued at $1,296,146. Neither Mr. Kling nor Mr. Warshaw has an employment agreement.

The primary objective of our executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about our mission and culture. A further objective of the compensation program is to provide incentives and reward each manager for their contribution. In addition, we strive to promote an ownership mentality among key leadership and the board of directors.

It is our intention to set total executive cash compensation at levels sufficient to attract and retain a strongly motivated leadership team. Each executive’s current and prior compensation will be considered in setting future compensation. In addition, we intend to review the compensation practices of other similarly situated companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. We expect that the elements of our proposed compensation plan, base salary, bonus and stock options, will be similar to the elements of compensation used by many companies.

Summary Compensation Table

The following table sets forth, for the fiscal years ended May 31, 2016 and 2015, the information as to compensation paid to or earned by our then principal executive officer and our two other most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000 during the fiscal year ended May 31, 2016. These individuals are referred to in this Annual Report as our named executive officers. As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended May 31, 2016 and 2015, we have omitted those columns from the table.

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)

Arnold P. Kling,	2016	$72,000	0	$72,000
President	2015	$72,000	0	$72,000

Kirk M. Warshaw,	2016	$72,000	$1,296,146	$1,368,146
Chief Financial Officer	2015	$72,000	$625,000	$697,000

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements for the fiscal years ended May 31, 2016 and 2015, included elsewhere in this report.

Employment Contracts

There are no employment contracts between us and either Mr. Kling or Mr. Warshaw.

Indemnification Agreements

As of the date of this Annual Report, we have entered into indemnification agreements with each of our current directors and executive officers, each member of our SAB and each of our former executive officers and directors who resigned in November 2009 in connection with the closing of the Financing. We anticipate that future directors, officers and members of our SAB will enter into an Indemnification Agreement with us in substantially similar form. The Indemnification Agreement provides, among other things, that we will indemnify and hold harmless each person subject to an Indemnification Agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. The Indemnification Agreement further provides that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law. Pursuant to the Indemnification Agreement, an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise. The Indemnification Agreement also requires us to maintain in full force and effect directors’ liability insurance on the terms described in the Indemnification Agreement. If indemnification under the Indemnification Agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Outstanding Equity Awards at Fiscal Year End

The table below summaries the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kirk M Warshaw, Chief Financial Officer	750,543	0	$0.25	12/29/2019
	250,000	0	$1.01	10/31/2021
	350,000	0	$1.05	05/22/2023
	100,000	0	$6.00	11/04/2019
	125,000	125,000	$5.41	6/30/2020

Compensation of Directors

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the Nasdaq Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this prospectus under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board has determined that one of our Board members, Marco M. Elser, is an independent director.

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Marco M. Elser	$0	$249,996	$0	$249,996

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report. At May 31, 2016, Mr. Elser held options exercisable for an aggregate of 350,000 shares at exercise prices ranging from $6.00 to $9.00 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

Employee Benefit Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate qualified personnel and service providers, and encourages them to devote their best efforts to our business and financial success. The material terms of our equity incentive plans are described below.

Limitations of Directors’ Liability and Indemnification

Our certificate of incorporation provides that a director will not be personally liable to us or to our stockholders for monetary damages for breach of their fiduciary duty of care as a director, including breaches which constitute gross negligence. This provision does not eliminate or limit the liability of a director:

•	for any breach of the director’s duty of loyalty to us or our stockholders,

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or

•	for any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation also provides that we indemnify and hold harmless each of our directors and officers, to the fullest extent authorized by law, against all expense, liability and loss (including attorney’s fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement), reasonably incurred or suffered by such person in connection their service as our director or officer.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to our certificate of incorporation, bylaws or Delaware law, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 30, 2016 of:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers and current executive officers; and

•	all of our current directors and executive officers as a group.

As used in the table below and elsewhere in this Annual Report, the term beneficial ownership with respect to our common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of our common stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of our common stock) through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s). Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address for each of the individuals and entities listed in this table is c/o Protalex, Inc. at 131 Columbia Turnpike, Suite 1, Florham Park, NJ 07932.

	Shares Beneficially Owned(1)
Name and Title	Number	Percent (2)
Arnold P. Kling, president and director (3)	22,581,149	78.5%
Kirk M. Warshaw, CFO, secretary and director (4)	1,700,543	5.6%
Marco M. Elser, director (5)	384,000	1.3%
Officers and Directors as a group (3 persons) (6)	24,665,692	80.0%

5% Beneficial Owners
Niobe Ventures LLC
410 Park Avenue – Suite 1710
New York, NY 10022	22,576,087	78.5%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	Based on 28,767,582 shares of common stock issued and outstanding as of June 30, 2016.
(3)	Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the securities held by that entity.
(4)	Our chief financial officer and secretary and a director. Shares beneficially owned consist of options to purchase: 750,543 shares of common stock at an exercise price of $0.25 per share; 250,000 shares of common stock at an exercise price of $1.01 per share; 350,000 shares of common stock at an exercise price of $1.05 per share; 100,000 shares of common stock at an exercise price of $6.00 per share and 250,000 shares of common stock at an exercise price of $5.41 per share.
(5)	A director. Shares beneficially owned include options to purchase: 250,000 shares of common stock at an exercise price of $9.00 per share and 100,000 shares of common stock at an exercise price of $6.00 per share.
(6)	Includes 2,050,543 shares of common stock underlying options to purchase shares of common stock beneficially owned.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2003 Stock Option Plan	2,000	$10.75	0

Equity compensation plans not approved by security holders – Stand Alone Option Grants	4,580,543	$4.22	Not applicable
Total	4,582,543	$4.22	0

During the fiscal year ended May 31, 2016, options for an aggregate of 800,000 shares of our common stock were granted under Equity Compensation Plans Not Approved by Security Holders as compensation for consulting services. These options are five year options with an exercise price of $ 5.41 per share and were 50% vested on the date of grant with the remaining 50% vesting on the first anniversary of the date of grant.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy is to not enter into transactions with related parties unless the terms, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

As described herein above, from November 2014 through May 31, 2016 we borrowed an aggregate of $7,100,000 from Niobe pursuant to the 2014 Credit Facility.

On June 1, 2016 and July 1, 2016, we borrowed an additional $345,000 and $375,000, respectively, from Niobe under the 2014 Credit Facility and issued a them a New Note for each loan in such amount.

On June 30, 2016, we entered into the Second Amended and Restated Agreement with Niobe, which increased the funds available for loans to us to $9.0 million. Each loan under the Second Amended and Restated Agreement will be represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Notes including the New Notes to be issued under the Second Amended and Restated Agreement.

On July 15, 2016, we entered into an agreement with Niobe pursuant to which Niobe agreed to exchange all Notes outstanding, which as of May 31, 2016 had an aggregate outstanding principal balance of $16,319,366, for shares of our common stock, at the price per share that our common stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of our common stock yielding gross proceeds to us of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into common stock and 50% would be paid out of the proceeds of the qualified public offering.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2016 and 2015 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Liggett & Webb P.A. (formerly Liggett, Vogt & Webb P.A.) in the fiscal years ended May 31, 2015 and 2016 are as follows:

	2015	2016
Audit fees*	$36,500	$36,500
Audit related fees	0	0
Tax fees	4,500	4,500
All other fees**	0	18,850
Total fees	$41,000	$59,850

*Includes fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings.

**Includes fees for professional services rendered in connection with the preparation and filing of our Registration Statement on Form S-1 and S-1/A filed on July 31, 2015 and June 3, 2016, respectively.

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

2. Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.
3.4	Certificate of Amendment of Certificate of Incorporation of the Company, effective as of December 8, 2010	Filed herewith.
4.1	Consolidated, Amended and Restated Promissory Note in the principal amount of $9,219,366, dated October 11, 2013	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on October 11, 2013.
4.2	Final form of Securities Purchase Agreement dated as of January 22, 2014 between the Company and certain accredited investors pursuant to which such investors were granted piggy back registration rights	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on August 5, 2014.
4.3	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated November 4, 2014	Incorporated by reference to Exhibit 4.1 to the Company’s 8-K filing on November 7, 2014.
4.4	Secured Promissory Note issued to Niobe in the principal amount of $430,000 dated November 24, 2014	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2015.
4.5	Secured Promissory Note issued to Niobe in the principal amount of $645,000 dated January 9, 2015	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.6	Secured Promissory Note issued to Niobe in the principal amount of $545,000 dated February 4, 2015	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.7	Secured Promissory Note issued to Niobe in the principal amount of $395,000 dated March 9, 2015	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.8	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated April 1, 2015	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.9	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated May 1, 2015	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on July 14, 2015.
4.10	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated May 29, 2015	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on July 14, 2015.
4.11	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated July 1, 2015	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
4.12	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated July 30, 2015	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
4.13	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated August 31, 2015	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
4.14	Final Form of Secured Promissory Note issued to Niobe on October 6, 2015 and on November 10, 2015	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on January 7, 2016.
4.15	Final Form of Secured Promissory Note issued to Niobe pursuant to the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on January 7, 2016.
4.16	Final Form of Secured Promissory Note issued to Niobe pursuant to the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016	Filed herewith.

10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003.
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.8**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw December 29, 2009	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on January 8, 2010.
10.9**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.10**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.11**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.12**	Form of Non-Qualified Stock Option Agreement with Marco M. Elser dated February 4, 2014	Incorporate by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.13**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated May 22, 2013	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.14	Final Form of Consolidated Note Modification Agreement effective as of October 1, 2014, between the Company and Niobe	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 8, 2014.
10.15	Consolidated, Amended and Restated Security Agreement dated October 11, 2013, between the Company and Niobe Ventures, LLC	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.16	Final Form of Consolidated Note Modification Agreement between the Company and Niobe dated November 4, 2014	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filing on November 7, 2014.
10.17	Final Form of the 2014 Million Credit Facility Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s 8-K filing on November 7, 2014.
10.18	Final Form of Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference to Exhibit 10.3 to the Company’s 8-K filing on November 7, 2014.
10.19**	Form of Non-Qualified Stock Option Agreement with each of Kirk M. Warshaw and Marco Elser dated November 4, 2014	Incorporated by reference, to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2015.

10.20**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated July 1, 2015	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
10.21	Final Form of the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015.
10.22	Final Form of the Third Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of December 1, 2015	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2015.
10.23	Final Form of the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.24	Final Form of the Fourth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.25	Exchange Agreement, dated June 3, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on June 3, 2016.
10.26	Amended and Restated Exchange Agreement, dated July 15, 2016, between the Company and Niobe	Filed herewith.
23.1	Consent of Liggett & Webb, P.A.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Date: July 15, 2016

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2016

/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: July 15, 2016

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: July 15, 2016

/s/ Marco M. Elser
Marco M. Elser, Director

PROTALEX, INC.

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Protalex, Inc.

Florham Park, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. as of May 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, NY

July 14, 2016

PROTALEX, INC.

BALANCE SHEETS

	May 31,
	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$444,179	$928,279
Prepaid expenses	55,687	56,431
Total current assets	499,866	984,710

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $16,128 and $15,108 as of May 31, 2016 and May 31, 2015, respectively	3,407	4,427

Total other assets	3,407	4,427

Total Assets	$503,273	$989,137

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$561,683	$494,954
Accrued expenses	45,572	59,701

Total current liabilities	607,255	554,655

LONG TERM LIABILITIES:
Senior Secured Note – related party	16,319,366	12,524,366
Senior Secured Note Accrued Interest – related party	932,882	498,570
Total liabilities	17,859,503	13,577,591

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,266,010	72,618,336
Accumulated deficit	(94,622,528)	(85,207,078)
Total stockholders’ (deficit)	(17,356,230)	(12,588,454)
Total liabilities and stockholders’ (deficit)	$503,273	$989,137

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENTS OF OPERATIONS

For The Years Ended May 31,

	2016	2015

Revenues	$-	$-
Operating Expenses
Research and development	3,136,800	2,989,311

Administrative	5,160,468	7,785,086
Professional fees	682,853	523,613
Depreciation and amortization	1,020	1,020
Operating loss	(8,981,141)	(11,299,030)

Other income (expense)
Interest income	3	3
Interest expense	(434,312)	(320,769)
Loss before income taxes	(9,415,450)	(11,619,796)

Provision for income taxes	-	-
Net loss	$(9,415,450)	$(11,619,796)
Weighted average number of common shares outstanding – basic and diluted	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.33)	$(0.40)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Years Ended May 31, 2015 and May 31, 2016

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2014	28,767,582	$288	$65,402,505	$(73,587,282)	$(8,184,489)
Stock based compensation	-	-	7,215,831	-	7,215,831
Net loss	-	-	-	(11,619,796)	(11,619,796)
Balance, May 31, 2015	28,767,582	288	72,618,336	(85,207,078)	(12,588,454)
Stock based compensation	-	-	4,647,674	-	4,647,674
Net loss	-	-	-	(9,415,450)	(9,415,450)
Balance, May 31, 2016	28,767,582	$288	$77,266,010	$(94,622,528)	$(17,356,230)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

STATEMENTS OF CASH FLOWS

For The Years Ended May 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,415,450)	$(11,619,796)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities

Depreciation and amortization	1,020	1,020
Stock based compensation	4,647,674	7,215,831
(Increase)/decrease in:
Prepaid expenses and deposits	744	(11,104)
Increase in:
Accounts payable and accrued expenses	52,600	101,801
Accrued interest payable	434,312	320,769
Net cash and cash equivalents used in operating activities	(4,279,100)	(3,991,479)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to related party	3,795,000	3,305,000
Net cash and cash equivalents provided by financing activities	3,795,000	3,305,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(484,100)	(686,479)
Cash and cash equivalents, beginning of year	928,279	1,614,758
Cash and cash equivalents, end of year	$444,179	$928,279

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended May 31, 2016 and 2015

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

During the period February 1, 2012 to August 27, 2013 the Company raised a total of $9,000,000 in principal through the issuance of several varying amounts of loans from Niobe and are hereinafter referred to as the “Secured Notes.” These Secured Notes bore an interest rate of 3% and had maturity dates ranging from February 1, 2014 to August 27, 2015.

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

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which it may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each an “Original Note”). The Company’s obligations under each Note will be secured by a first priority perfected security interest in all of its assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

Pursuant to the terms and condition of the Amended and Restated Agreement, as of May 31, 2016, the Company borrowed an aggregate of $7,100,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement.

3.	GOING CONCERN

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through May 31, 2016, the Company has incurred an accumulated deficit of $94,622,528. For the years ended May 31, 2016 and 2015, the Company had net losses of $9,415,450 and $11,619,796, respectively. The Company utilized $4,279,100 and $3,991,479 of cash for operating activities for the years ended May 31, 2016 and 2015, respectively. As of May 31, 2016, the Company had cash and cash equivalents of $444,179 and negative net working capital of $107,389. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2016 and 2015, the Company had a total of 3,982,543 shares and 3,524,209 shares, respectively, of potentially dilutive securities comprised solely of shares of Common Stock underlying stock options.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $4,647,674 and $7,215,831 and is included in operating expenses for the years ended May 31, 2016 and May 31, 2015, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2016 and 2015 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of May 31, 2016, there were 4,582,543 stock options outstanding. At May 31, 2016, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $180,333 (net of estimated forfeitures) will be recognized over a weighted average period of eighteen months. During the year ended May 31, 2016, the Company granted an aggregate of 800,000 stock options to four consultants and one officer/director, all of which have a five year term and have an exercise price of $5.41 per share. 25,000 options expired during the year ended May 31, 2016.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Dividends per year	0	0
Volatility percentage	606%	570%
Risk free interest rate	4.00%	1.60%
Expected life (years)	5	5
Weighted Average Fair Value	$5.41	$6.74

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020 and $1,020 for the years ended May 31, 2016 and 2015, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2016. Amortization expense for the intellectual property will be $1,020 for each of the next three years with the remaining balance written off in the fourth year.

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

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying financial statements.

5.	SENIOR SECURED NOTE – RELATED PARTY AND OTHER

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

During the period February 1, 2012 to August 27, 2013 the Company raised a total of $9,000,000 in principal through the issuance of several varying amounts of loans from Niobe and are hereinafter referred to as the “Secured Notes.” These Secured Notes bore an interest rate of 3% and had maturity dates ranging from February 1, 2014 to August 27, 2015.

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

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which it may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each an “Original Note”). The Company’s obligations under each Note will be secured by a first priority perfected security interest in all of its assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

Pursuant to the terms and condition of the Amended and Restated Agreement, as of May 31, 2016, the Company borrowed an aggregate of $7,100,000. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement. All of the securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(5) and Rule 506 of Regulation D thereof. The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

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

During the fiscal year ended May 31, 2016, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $5.41 per share and vested 50% on the date of issuance and 50% on the one year anniversary. This option has been valued at $1,352,500 of which $1,296,146 of compensation expense has been recorded.

6.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2016, options to purchase 4,582,543 shares of Common Stock were outstanding, of which 2,000 were issued and 800 were exercised under the Company’s 2003 Stock Option Plan and the remaining 4,580,543 were issued and 400 were exercised as standalone options. As of May 31, 2016, options to purchase 3,982,543 shares of Common Stock are exercisable.

The 800,000 options issued during the year ended May 31, 2016 are five year options all with an exercise price of $5.41 per share. The options vested 50% upon issuance and the remainder vest on their one year anniversary. The options issued during the year ended May 31, 2016 have been valued at $4,328,000 for which $4,147,667 of compensation expense has been recorded. The balance of the option expense recorded during the year ended May 31, 2016 is related to options issued in prior years.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2016 and for the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2014	4,317,543	$3.26	6.67
Granted	600,000	6.74	4.00
Exercised	-	-	-
Forfeited	(1,110,000)	2.46	-
Expired	-	-	-
Outstanding at May 31, 2015	3,807,543	$4.04	5.76
Granted	800,000	$5.41	4.08
Exercised	-	-	-
Expired	(25,000)	14.26	-
Outstanding at May 31, 2016	4,582,543	$4.22	4.75
Exercisable at May 31, 2016	3,982,543

The outstanding and exercisable stock options as of May 31, 2016 and 2015 had an intrinsic value of $19,367,636 and $9,043,243, respectively.

The 800,000 options issued during the year were issued at an exercise price that was equal to the market price at the time the options were granted.

The following summarizes certain information regarding stock options at May 31, 2016:

	Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	930,543	$0.36	4.17	930,543	$0.36	4.17
$1.01 – 5.00	1,150,000	$1.11	5.88	1,150,000	$1.11	5.88
$5.01 – 10.00	2,500,000	$7.09	4.31	1,900,000	$7.09	4.31
$10.01 – 15.00	2,000	$10.75	.36	2,000	$10.75	.36
	4,582,543	$4.22	4.75	3,982,543	$3.74	4.75

The following summarizes certain information regarding stock options at May 31, 2015:

	Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	930,543	$0.36	5.17	930,543	$0.36	5.17
$1.01 – 5.00	1,150,000	$1.11	6.88	1,150,000	$1.11	6.88
$5.01 – 10.00	1,700,000	$7.89	5.40	1,416,667	$7.89	6.05
$10.01 – 15.00	27,000	$14.19	.89	27,000	$14.19	.89
	3,807,543	$4.04	5.76	3,524,209	$3.74	4.75

7.	STOCKHOLDERS DEFICIT

On December 8, 2010, the Company effected a reverse stock split of the outstanding shares of its Common Stock on the basis of one share of Common Stock for each five shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted,

On December 8, 2010, the Company authorized one million shares of a “blank check” class of preferred stock.

8.	INCOME TAXES

For the years ended May 31, 2016 and 2015, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Current:
Federal	$0	$0
State	0	0

Deferred:
Federal	3,201,000	3,951,000
State	565,000	697,000
Tax credits	188,000	219,000
Permanent timing difference	(2,448,000)	(2,997,000)
Increase in valuation allowance	(1,506,000)	(1,870,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2016 and 2015 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	16%	16%
Permanent timing differences	26%	26%
General business credit/other	(2)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2016 and 2015 are as follows:

	May 31, 2016	May 31, 2015
Assets:
Net operating losses	$24,518,000	$23,200,000
General business credit	2,947,000	2,759,000
Deferred tax assets	27,465,000	25,959,000
Liability:
Gross deferred tax asset	27,465,000	25,959,000
Less valuation allowance	(27,465,000)	(25,959,000)
Deferred tax asset, net of valuation allowance	$-	$-

The gross deferred tax assets have been fully offset by a valuation allowance and has no uncertain tax positions to be disclosed.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 limitation on the amount to be utilized in a given year. The years May 31, 2012 through 2016 remain subject to examination by the relevant tax authorities.

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

9.	COMMITMENTS AND CONTINGENCIES

The Company leases space on a month to month basis. Rent expense for the year ended May 31, 2016 and 2015, was $2,400 and $2,200, respectively.

10.	SUBSEQUENT EVENTS

On June 1, 2016 and July 1, 2016 the Company borrowed $345,000 and $375,000, respectively, under the terms of the 2014 Credit Facility and issued Niobe a New Note for each borrowing in the same principal amount of each loan.

On June 30, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement will be represented by a New Note. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Notes including the New Notes to be issued under the Second Amended and Restated Agreement.

On July 15, 2016, the Company entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of May 31, 2016 had an aggregate outstanding principal balance of $16,319,366, for shares of Common Stock, at the price per share that Common Stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into Common Stock and 50% would be paid out of the proceeds of the qualified public offering.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

