Form 10-Q
period 2016-08-31
PROTALEX INC
filed 2016-10-17
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 14, 2016: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended August 31, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2016	2016
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$391,436	$444,179
Prepaid expenses	71,824	55,687
Total current assets	463,260	499,866

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $16,383 and $16,128 as of August 31, 2016 and May 31, 2016, respectively	3,152	3,407

Total other assets	3,152	3,407

Total Assets	$466,412	$503,273

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$346,066	$561,683
Accrued expenses	88,072	45,572

Total current liabilities	434,138	607,255

LONG TERM LIABILITIES:
Senior Secured Note – related party	17,414,367	16,319,366
Senior Secured Note Accrued Interest – related party	1,062,222	932,882
Total liabilities	18,910,727	17,859,503

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,446,343	77,266,010
Accumulated deficit	(95,890,946)	(94,622,528)
Total stockholders’ deficit	(18,444,315)	(17,356,230)
Total liabilities and stockholders’ deficit	$466,412	$503,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015
	(Unaudited)	(Unaudited)
Revenues	$0	$0
Operating Expenses

Research and development	448,981	537,163
Administrative	357,936	2,804,877
Professional fees	331,907	175,766
Depreciation and amortization	255	255
Operating loss	(1,139,079)	(3,518,061)

Other income (expense)
Interest income	1	1
Interest expense	(129,340)	(97,621)
Loss before income taxes	(1,268,418)	(3,615,681)
Provision for income taxes	0	0
Net loss	$(1,268,418)	$(3,615,681)
Weighted average number of common shares outstanding - basic and diluted	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.04)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,268,418)	$(3,618,681)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	255	255
Equity based expense	180,333	2,670,501
Increase/(decrease) in:
Prepaid expenses and deposits	(16,137)	38
Accounts payable and accrued expenses	(43,776)	(3,556)
Net cash used in operating activities	(1,147,743)	(948,443)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to related parties	1,095,000	1,035,000
Net cash provided by financing activities	1,095,000	1,035,000

NET (DECREASE) INCREASE IN CASH	(52,743)	86,557
Cash beginning of period	444,179	928,279
Cash ending of period	$391,436	$1,014,836
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results of future human clinical trials. The safety, tolerability and pharmakinetics of PRTX-100 in humans have been characterized in six clinical studies and PRTX-100 has been granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP. The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketable.

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through August 31, 2016, the Company has incurred an accumulated deficit of $95,890,946. For the years ended May 31, 2016 and 2015, the Company had net losses of $9,415,450 and $11,619,796, respectively, and for the three months ended August 31, 2016, the Company had a net loss of $1,268,418. The Company utilized $4,279,100 and $3,991,479 of cash for operating activities for the years ended May 31, 2016 and 2015, respectively, and $1,147,743 during the three months ended August 31, 2016. As of August 31, 2016, the Company had cash and cash equivalents of $391,436 and net working capital of $29,122. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

The most likely sources of additional financing include the sale of the Company’s equity or debt securities. On June 3, 2016, the Company filed amendment #1 to the Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC) (SEC File No. 333-206008), originally filed on July 31, 2015, with respect to a proposed public offering of Company securities.  There is no assurance that the Company will consummate a public offering of its securities, or any other offering.  Accordingly, additional capital that is required by the Company may not be available on reasonable terms, or at all.

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2016. This Report should be read in conjunction with the Company’s Annual Report.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2016 and August 31, 2015, the Company had potentially dilutive securities consisting of 3,982,543 and 4,605,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $180,333 and $2,670,501 and is included in operating expenses for the three months ended August 31, 2016 and August 31, 2015, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of August 31, 2016 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of August 31, 2016, the Company had issued 4,607,943 stock options, of which 400 were exercised and 25,000 have expired. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

At August 31, 2016, there were 4,582,543 stock options outstanding.  At August 31, 2016, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $0.  The remaining options will be valued once they vest upon the future events. The Company did not grant an options during the three months ended August 31, 2016, and no options expired.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015
Dividends per year	0	0
Volatility percentage	0.00%	606%
Risk free interest rate	0.00%	4.00%
Expected life (years)	0.00	5.00
Weighted Average Fair Value	$-	$5.41

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

During the fiscal year ended May 31, 2016, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Kirk Warshaw, the CFO and a director of the Company. This option has a five year term, an exercise price of $5.41 per share and vested 50% on the date of issuance and 50% on the one year anniversary. This option has been valued at $1,352,500 of which $1,352,500 of compensation expense has been recorded.

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

On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which the Company may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans, at any time prior to December 31, 2015 (the “2014 Credit Facility”). Each loan made to the Company by Niobe under the 2014 Credit Facility Agreement has been represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2016 (each an “Original Note”). The obligations of the Company pursuant to each Original Note have been secured by a first priority perfected security interest in all of the assets of the Company pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY (continued):

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

On June 30, 2016, the 2014 Credit Facility was again amended to increase the funds available for loans to the Company to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Notes including the New Notes to be issued under the Second Amended and Restated Agreement.

On July 15, 2016, the Company entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of August 31, 2016 had an aggregate outstanding principal balance of $17,414,366, for shares of Common Stock, at the price per share that Common Stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into Common Stock and 50% would be paid out of the proceeds of the qualified public offering.

On August 31, 2016, the Company and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

As of August 31, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $8,195,000. During the three months ended August 31, 2016, the Company borrowed an aggregate of $1,095,000, $345,000 on June 1, 2016, $375,000 on June 30, 2016 and $375,000 on August 1, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. The Company’s obligations under the Notes are secured by the Security Agreement, as amended.

NOTE 7. SUBSEQUENT EVENTS

On September 9, 2016 and October 4, 2016, the Company borrowed an additional $345,000 and $345,000, respectively, under the terms of the Second Amended and Restated Agreement and issued Niobe a New Note for each loan in the same principal amount.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment is currently continuing in both studies. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in the first cohort of the PRTX-100-202 Study had a platelet response per protocol. Enrollment is continuing for patients in the second cohort in the PRTX-100-202 Study at an increased dose.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration One patient in the first cohort of the PRTX-100-203 Study had a platelet response per protocol. Enrollment is continuing for patients in the second cohort in the PRTX-100-203 Study at an increased dose.

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

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we may borrow up to an additional $5.0 Million from Niobe, in the form of secured loans, in accordance with the 2014 Credit Facility Agreement at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement has been represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2016 (each an “Original Note”). Our obligations under each Original Note have been secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

On June 30, 2016, the 2014 Credit Facility was again amended to increase the funds available for loans to us to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Notes including the New Notes to be issued under the Second Amended and Restated Agreement.

On July 15, 2016, we entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of August 31, 2016 had an aggregate outstanding principal balance of $17,414,366, for shares of common stock, at the price per share that common stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of common stock yielding gross proceeds to us of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into common stock and 50% would be paid out of the proceeds of the qualified public offering.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

As of August 31, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $8,195,000. During the three months ended August 31, 2016, we borrowed an aggregate of $1,095,000, $345,000 on June 1, 2016, $375,000 on June 30, 2016 and $375,000 on August 1, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended

On September 9, 2016 and October 4, 2016, we borrowed an additional $345,000 and $345,000, respectively, under the terms of the Second Amended and Restated Agreement and issued Niobe a New Note for each loan in the same principal amount.

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

Clinical Trials

Favorable pre-clinical safety and efficacy studies for our lead compound, PRTX-100, laid the foundation for the IND for treating RA. We submitted the IND to the FDA in March 2005 and later in March 2005 the FDA verbally disclosed to us that it had placed our IND on clinical hold, pending additional product characterization. In August 2005, we formally replied to the FDA and in September 2005, the FDA notified us that it had lifted the clinical hold on our IND and that our proposed study could proceed. We have completed five clinical trials under this IND. Our first Phase I single-dose clinical trial commenced in December 2005 and was completed in March 2006. This trial was performed in healthy volunteers and was designed primarily to assess the safety and tolerability of a single intravenous dose of PRTX-100. This study demonstrated that PRTX-100 appears safe and well-tolerated at the doses administered. There were no deaths or serious adverse events. The PK profile was determined and found consistent with that projected from pre-clinical models.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment is continuing in both studies at an increased dose.

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

In August 2013, following a planned interim safety review by our Independent Data Safety Monitoring Committee and upon completion of the fourth cohort, we expanded the 3.0 microgram, 6.0 microgram, and 12.0 micrograms/kg dose cohorts of the PRTX-100-104 Study. An additional nine patients were enrolled in the expansion cohort that was completed in October 2013. In total, the first four dose-escalating cohorts of the PRTX-100-104 Study, which included these three expanded cohorts, enrolled 41 patients at five U.S. clinical centers with doses ranging from 1.5 micrograms/kg up to 12.0 micrograms/kg. Five patients withdrew from the study prior to their day 85 visit.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in the first cohort of the PRTX-100-202 Study had a platelet response per protocol. Enrollment is continuing for patients in the second cohort in the PRTX-100-202 Study at an increased dose.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts at sites in France. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. One patient in the first cohort of the PRTX-100-203 Study had a platelet response per protocol. Enrollment is continuing for patients in the second cohort in the PRTX-100-203 Study at an increased dose.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

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

We have also received Notice of Allowances for additional patents to be issued in Europe and Canada in the near term as well as having several patent applications pending in Europe, Canada, Hong Kong and Japan. It is our policy to require our employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances.

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

Results of Operations

For the Three Months Ended August 31, 2016 and August 31, 2015

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $448,981 and $537,163 for the three months ended August 31, 2016 and August 31, 2015, respectively.  The decrease in R&D Expenses for the three month period ended August 31, 2016 compared to the three month period ended August 31, 2015 was primarily the result of a decrease in the activities associated with the manufacturing of PRTX-100 as well as clinical activities associated with the aforementioned ITP studies.

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

Administrative Expenses - Administrative expenses were $357,936 and $2,804,877 for the three months ended August 31, 2016 and August 31, 2015, respectively.  The decrease in administrative expenses for the three month period ended August 31, 2016 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $331,907 and $175,766 for the three months ended August 31, 2016 and August 31, 2015, respectively. The increase for the three month period ended August 31, 2016 was principally due to an increase in legal and banking fees related to our filing of Amendment #1 to the Registration Statement on Form S-1 in June 2016.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2016 was $95,890,946 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On November 4, 2014, we entered into the 2014 Credit Facility Agreement pursuant to which we may borrow up to an additional $5 million from Niobe, in the form of secured loans, in accordance with the 2014 Credit Facility Agreement at any time prior to the December 31, 2015 expiration date. Each loan made under the 2014 Credit Facility Agreement is represented by an Original Note and secured by a first priority perfected security interest in all of our assets.

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

In October 2015, we entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by us.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to us of at least $7 million which is consummated on or before August 31, 2016.  The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

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

On June 3, 2016, we filed amendment #1 to the Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC) (SEC File No. 333-206008), originally filed on July 31, 2015, with respect to a proposed public offering of our securities. We are actively seeking sources of financing to fund our continuing operations and development programs. To raise additional capital, we may sell equity or debt securities. There can be no assurance that we will be able to complete any future financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease our operations.

On June 30, 2016, the 2014 Credit Facility was again amended to increase the funds available for loans to us to $9.0 million pursuant to the Second Amended and Restated Agreement. Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Notes including the New Notes to be issued under the Second Amended and Restated Agreement.

On July 15, 2016, we entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of August 31, 2016 had an aggregate outstanding principal balance of $17,414,366, for shares of common stock, at the price per share that common stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of common stock yielding gross proceeds to us of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into common stock and 50% would be paid out of the proceeds of the qualified public offering.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

As of August 31, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $8,195,000. During the three months ended August 31, 2016, we borrowed an aggregate of $1,095,000, $345,000 on June 1, 2016, $375,000 on June 30, 2016 and $375,000 on August 1, 2016. Payment of the principal and accrued interest on the Notes will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in the Notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

Subsequent Events

On September 9, 2016 and October 4, 2016, we borrowed an additional $345,000 and $345,000, respectively, under the terms of the Second Amended and Restated Agreement and issued Niobe a New Note for each loan in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2016 and August 31, 2015 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2016, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Final Form of Secured Promissory Note issued to Niobe pursuant to the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016.	Previously filed on July 15, 2016 as Exhibit 4.16 to the Annual Report on Form 10K for the year ended May 31, 2016 and incorporated herein by reference.

10.1	Final Form of the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016.	Previously filed on July 7, 2016, as Exhibit 10.1 to the Company’s Current Report on Form 8K and incorporated herein by reference.

10.2	Final Form of the Fourth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 30, 2016.	Previously filed on July 7, 2016, as Exhibit 10.2 to the Company’s Current Report on Form 8K and incorporated herein by reference.

10.3	Exchange Agreement, dated June 3, 2016, between the Company and Niobe	Previously filed on June 3, 2016, as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 and incorporated herein by reference.

10.4	Amended and Restated Exchange Agreement, dated July 15, 2016, between the Company and Niobe	Previously filed on July 15, 2016 as Exhibit 10.26 to the Annual Report on Form 10K for the year ended May 31, 2016 and incorporated herein by reference.

10.5	Second Consolidated Note Modification Agreement, dated August 31, 2016, between the Company and Niobe	Filed herewith.

10.6	Secured Notes Modification Agreement, dated August 31, 2016, between the Company and Niobe	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2016	PROTALEX, INC.

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 14, 2016
	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

