Form 10-Q
period 2016-11-30
PROTALEX INC
filed 2017-01-12
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 12, 2017: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended November 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2016	2016
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$713,550	$444,179
Prepaid expenses	164,784	55,687
Total current assets	878,334	499,866

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $16,638 and $16,128 as of November 30, 2016 and May 31, 2016, respectively	2,897	3,407

Total other assets	2,897	3,407

Total Assets	$881,231	$503,273

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$553,446	$561,683
Accrued expenses	45,235	45,572

Total current liabilities	598,681	607,255

LONG TERM LIABILITIES:
Senior Secured Note – related party	18,449,366	16,319,366
Senior Secured Note Accrued Interest – related party	1,197,689	932,882
Total liabilities	20,245,736	17,859,503

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,446,343	77,266,010
Accumulated deficit	(96,811,136)	(94,622,528)
Total stockholders’ deficit	(19,364,505)	(17,356,230)
Total liabilities and stockholders’ deficit	$881,231	$503,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2016	Three Months Ended November 30, 2015	Six Months Ended November 30, 2016	Six Months Ended November 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development (including depreciation and amortization)	475,859	1,063,843	924,839	1,601,006
Administrative (including depreciation and amortization)	94,479	793,743	452,416	3,598,620
Professional fees	214,132	237,989	546,038	413,756
Depreciation and amortization	255	255	510	510
Operating loss	(784,725)	(2,095,830)	(1,923,803)	(5,613,892)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(135,467)	(103,852)	(264,807)	(201,473)
Loss before income taxes	(920,191)	(2,199,681)	(2,188,608)	(5,815,363)
Provision for income taxes	0	0	0	0
Net loss	$(920,191)	$(2,199,681)	$(2,188,608)	$(5,815,363)
Weighted average number of common shares outstanding	28,767,582	28,767,582	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.03)	$(0.08)	$(0.08)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,188,608)	$(5,815,363)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	510	510
Equity based expense	180,333	3,357,336
(Increase)/decrease in:
Prepaid expenses and deposits	(109,097)	(61,119)
Increase/(decrease) in:
Accounts payable and accrued expenses	256,233	551,702
Net cash and cash equivalents used in operating activities	(1,860,629)	(1,966,934)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	2,130,000	1,725,000
Net cash and cash equivalents provided by financing activities	2,130,000	1,725,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	269,371	(241,934)
Cash and cash equivalents, beginning of period	444,179	928,279
Cash and cash equivalents, ending of period	$713,550	$686,345

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$0

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through November 30, 2016, the Company has incurred an accumulated deficit of $96,811,136. For the years ended May 31, 2016 and 2015, the Company had net losses of $9,415,450 and $11,619,796, respectively, and for the six months ended November 30, 2016, the Company had a net loss of $2,188,608. The Company utilized $4,279,100 and $3,991,479 of cash for operating activities for the years ended May 31, 2016 and 2015, respectively, and $1,860,629 during the six months ended November 30, 2016. As of November 30, 2016, the Company had cash and cash equivalents of $713,550 and net working capital of $279,653. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2016 and November 30, 2015, the Company had potentially dilutive securities consisting of 3,982,543 and 4,605,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $180,333 and $3,357,336 and is included in operating expenses for the six months ended November 30, 2016 and November 30, 2015, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of November 30, 2016 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of November 30, 2016, the Company had issued 4,607,943 stock options, of which 400 were exercised and 25,000 have expired. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

At November 30, 2016, there were 4,582,543 stock options outstanding.  At November 30, 2016, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $0.  The remaining options will be valued once they vest upon the future events. The Company did not grant an options during the six months ended November 30, 2016, and no options expired.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30, 2016	Six Months Ended November 30, 2015
Dividends per year	0	0
Volatility percentage	0.00%	606%
Risk free interest rate	0.00%	4.00%
Expected life (years)	0.00	5.00
Weighted Average Fair Value	$0	$5.41

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which the Company and Niobe entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2017 (each a “New Note”). In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the Original Notes and all the New Notes.

On June 30, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure the Company’s obligations under all the notes issued and outstanding under the 2014 Credit Facility as of June 30, 2016 and all the New Notes issued pursuant to the Second Amended and Restated Agreement.

On July 15, 2016, the Company entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of November 30, 2016 had an aggregate outstanding principal balance of $17,414,366, for shares of Common Stock, at the price per share that Common Stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into Common Stock and 50% would be paid out of the proceeds of the qualified public offering. On November 1, 2016, the agreement expired pursuant its own terms.

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

On October 31, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $11.25 million and to extend the expiration date of such facility to June 15, 2017 (the “Third Amended and Restated Agreement”). Each loan under the Third Amended and Restated Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on March 31, 2018 (each a “2018 Note”). The Security Agreement was also amended and restated to secure the Company’s obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, the Company and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

As of November 30, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $9,230,000. During the six months ended November 30, 2016, the Company borrowed an aggregate of $2,130,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, and $345,000 on November 1, 2016. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

NOTE 7. SUBSEQUENT EVENTS

On each of December 9, 2016 and January 3, 2017, the Company borrowed an additional $345,000 under the terms of the Third Amended and Restated Agreement and issued Niobe a 2018 Note for each loan in the same principal amount.

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on September 1, 2017 (each a “New Note”). In addition, the Security Agreement was also amended and restated to secure our obligations under all the Original Notes and all the New Notes.

On June 30, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of June 30, 2016 and all the New Notes issued pursuant to the Second Amended and Restated Agreement.

On July 15, 2016, we entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of November 30, 2016 had an aggregate outstanding principal balance of $17,414,366, for shares of common stock, at the price per share that common stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of common stock yielding gross proceeds to us of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into common stock and 50% would be paid out of the proceeds of the qualified public offering. On November 1, 2016, the agreement expired pursuant its own terms.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

On October 31, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $11.25 million and to extend the expiration date of the facility to June 15, 2017 (the “Third Amended and Restated Agreement”). Each loan under the Third Amended and Restated Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on March 31, 2018 (each a “2018 Note”). The Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, we and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

As of November 30, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $9,230,000. During the six months ended November 30, 2016, we borrowed an aggregate of $2,130,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, and $345,000 on November 1, 2016. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under the Notes are secured by the Security Agreement, as amended

On each of December 9, 2016 and January 3, 2017, we borrowed an additional $345,000 under the terms of the Third Amended and Restated Agreement and issued Niobe a 2018 Note for each loan in the same principal amount.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries.

The table below provides a list of our issued patents:

Patent Title	Number	Expiration Date

Protein A Compositions and Methods of Use	U.S. Patent No. 7,211,258	Nov. 6, 2022

Protein A Methods of Use	U.S. Patent No. 7,425,331	Nov. 6, 2022

Protein A Compositions and Methods of Use	U.S. Patent No. 7,807,170	April 10, 2022

Protein A Compositions and Methods of Use	U.S. Patent No. 8,168,189	June 16, 2022

Protein A Compositions and Methods of Use	U.S. Patent No. 8,603,486	April 10, 2022

Protein A Compositions and Methods of Use	European Patent No. 2570136	March 6, 2023

Protein A Composition and Method of Use	Japanese Patent No. 5523796	March 6, 2023

Protein A Compositions and Methods of Use	U.S. Patent No. 9,370,552	April 10, 2022

Protein A Compositions and Methods of Use	European Patent No. 2,206,511	September 13, 2025

Protein A Compositions and Methods of Use	Canadian Patent No. 2,894,098	March 6, 2023

Protein A Compositions and Methods of Use	Canadian Patent No. 2,481,282	March 6, 2023

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

Results of Operations

For the Three Months Ended November 30, 2016 and November 30, 2015

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $475,859 and $1,063,843 for the three months ended November 30, 2016 and November 30, 2015, respectively.  The decrease in R&D Expenses for the three month period ended November 30, 2016 compared to the three month period ended November 30, 2015 was primarily the result of a decrease in the activities associated with the manufacturing of PRTX-100 as well as clinical activities associated with our ITP studies.

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

Administrative Expenses - Administrative expenses were $94,479 and $793,743 for the three months ended November 30, 2016 and November 30, 2015, respectively.  The decrease in administrative expenses for the three month period ended November 30, 2016 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $214,132 and $237,989 for the three months ended November 30, 2016 and November 30, 2015, respectively. The decrease for the three month period ended November 30, 2016 was principally due to a decrease in legal fees.

For the Six Months Ended November 30, 2016 and November 30, 2015

Research and Development Expenses - R&D Expenses were $924,839 and $1,601,006 for the six months ended November 30, 2016 and November 30, 2015, respectively.  The decrease in R&D Expenses for the six month period ended November 30, 2016 compared to the six month period ended November 30, 2015 was primarily the result of a decrease in the activities associated with the manufacturing of PRTX-100 as well as clinical activities associated with our ITP studies.

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

Administrative Expenses - Administrative expenses were $452,416 and $3,598,620 for the six months ended November 30, 2016 and November 30, 2015, respectively.  The decrease in administrative expenses for the six month period ended November 30, 2016 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $546,038 and $413,756 for the six months ended November 30, 2016 and November 30, 2015, respectively. The increase for the six month period ended November 30, 2016 was principally due to an increase in legal and banking fees related to our filing of Amendment #1 to the Registration Statement on Form S-1 in June 2016.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2016 was $96,811,136 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into the Amended and Restated Agreement. Each loan under the Amended and Restated Agreement has been and will be represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the Original Notes and all the New Notes.

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

On June 30, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $9.0 million pursuant to the Second Amended and Restated Agreement. Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of June 30, 2016 and all the New Notes issued pursuant to the Second Amended and Restated Agreement.

On July 15, 2016, we entered into an agreement with Niobe pursuant to which it agreed to exchange all Notes outstanding, which as of November 30, 2016 had an aggregate outstanding principal balance of $17,414,366, for shares of common stock, at the price per share that common stock is sold to public investors in a qualified public offering. The agreement defines a “qualified public offering” to mean a public offering of common stock yielding gross proceeds to us of at least $7.0 million which is consummated on or before October 31, 2016. The agreement further provided that 50% of accrued but unpaid interest would also be converted into common stock and 50% would be paid out of the proceeds of the qualified public offering. On November 1, 2016, the agreement expired pursuant its own terms.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

On October 31, 2016, the funds available for loans to us under the 2014 Credit Facility was increased to $11.25 million and the expiration date was extended to June 15, 2017 pursuant to the Third Amended and Restated Agreement. Each loan under the Third Amended and Restated Agreement will be represented by a 2018 Note. The Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, we and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

As of November 30, 2016, the outstanding principal balance under the 2014 Credit Facility totaled $9,230,000. During the six months ended November 30, 2016, we borrowed an aggregate of $2,130,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, and $345,000 on November 1, 2016. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under the Notes are secured by the Security Agreement, as amended.

Subsequent Events

On each of December 9, 2016 and January 3, 2017, we borrowed an additional $345,000 under the terms of the Third Amended and Restated Agreement and issued Niobe a 2018 Note for each loan in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2016 and November 30, 2015 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2016, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Final Form of Secured Promissory Note issued to Niobe pursuant to the Third Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of October 31, 2016.	Included in Exhibit 10.1.

10.1	Final Form of the Third Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of October 31, 2016.	Filed herewith.

10.2	Final Form of the Fifth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of October 31, 2016.	Filed herewith.

10.3	Consolidated and Secured Note Modification Agreement, dated October 31, 2016, between the Company and Niobe	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2017	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 12, 2017
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

