Form 10-Q
period 2017-02-28
PROTALEX INC
filed 2017-04-05
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 4, 2017: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 28, 2017

1     TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2017	2016
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$580,962	$444,179
Prepaid expenses	141,283	55,687
Total current assets	722,245	499,866

OTHER ASSETS:
Intellectual technology property, net of
accumulated amortization of $16,893 and $16,128 as
of February 28, 2017 and May 31, 2016, respectively	2,642	3,407

Total other assets	2,642	3,407

Total Assets	$724,887	$503,273

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$525,013	$561,683
Accrued expenses	57,786	45,572

Total current liabilities	582,799	607,255

LONG TERM LIABILITIES:
Senior Secured Note – related party	19,429,366	16,319,366
Senior Secured Note Accrued Interest – related party	1,339,088	932,882
Total liabilities	21,351,253	17,859,503

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,446,343	77,266,010
Accumulated deficit	(98,072,997)	(94,622,528)
Total stockholders’ deficit	(20,626,366)	(17,356,230)
Total liabilities and stockholders’ deficit	$724,887	$503,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development	814,002	808,177	1,738,842	2,409,183
Administrative	127,616	796,624	580,031	4,395,245
Professional fees	178,588	122,962	724,626	536,716
Depreciation and amortization	255	255	765	765
Operating loss	(1,120,461)	(1,728,018)	(3,044,264)	(7,341,909)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(141,400)	(111,873)	(406,207)	(313,345)
Loss before income taxes	(1,261,860)	(1,839,890)	(3,450,469)	(7,655,252)
Provision for income taxes	0	0	0	0
Net loss	$(1,261,860)	$(1,839,890)	$(3,450,469)	$(7,655,252)
Weighted average number of common shares outstanding – basic and diluted	28,767,582	28,767,582	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 29,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,450,469)	$(7,655,252)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	765	765
Equity based expense	180,333	4,044,171
(Increase)/decrease in:
Prepaid expenses and deposits	(85,596)	(31,405)
Increase/(decrease) in:
Accounts payable and accrued expenses	381,750	548,143
Net cash and cash equivalents used in operating activities	(2,973,217)	(3,093,578)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	3,110,000	2,760,000
Net cash and cash equivalents provided by financing activities	3,110,000	2,760,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136,783	(333,578)
Cash and cash equivalents, beginning of period	444,179	928,279
Cash and cash equivalents, ending of period	$580,962	$594,701
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

The Company is focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Its lead product candidate, PRTX-100, is a highly-purified form of Staphylococcal protein A, a bacterial protein known to modify aspects of the human immune system.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. The ability of the Company to continue as a going concern is dependent upon developing products that receive regulatory approval and market acceptance. There is no assurance that these benchmarks will be realized. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through February 28, 2017, the Company has incurred an accumulated deficit of $98,072,997. For the years ended May 31, 2016 and 2015, the Company had net losses of $9,415,450 and $11,619,796, respectively, and for the nine months ended February 28, 2017, the Company had a net loss of $3,450,469. The Company utilized $4,279,100 and $3,991,479 of cash for operating activities for the years ended May 31, 2016 and 2015, respectively, and $2,973,217 during the nine months ended February 28, 2017. As of February 28, 2017, the Company had cash and cash equivalents of $580,962 and net working capital of $139,446. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

The most likely sources of additional financing include the sale of the Company’s equity or debt securities. On June 3, 2016, the Company filed amendment #1 to its Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC) (SEC File No. 333-206008), originally filed on July 31, 2015, with respect to a proposed public offering of Company securities.  There is no assurance that the Company will consummate a public offering of its securities, or any other offering.  Accordingly, additional capital that is required by the Company may not be available on reasonable terms, or at all.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2017 and February 29, 2016, the Company had potentially dilutive securities consisting of 3,980,543 and 4,605,543 stock options, respectively, outstanding.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $180,333 and $4,044,171 and is included in operating expenses for the nine months ended February 28, 2017 and February 29, 2016, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of February 28, 2017 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of February 28, 2017, the Company had issued 4,607,943 stock options, of which 400 were exercised and 27,000 have expired. Stock options vest pursuant to the terms set forth in individual stock option agreements.

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

At February 28, 2017, there were 4,580,543 stock options outstanding.  At February 28, 2017, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $0.  The remaining options will be valued once they vest upon specified future events. The Company did not grant any options during the nine months ended February 28, 2017, and 2,000 options expired.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016

Dividends per year	0	0
Volatility percentage	0.00%	606%
Risk free interest rate	0.00%	4.00%
Expected life (years)	0.00	5.00
Weighted Average Fair Value	$-	$5.41

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

During the fiscal year ended May 31, 2015, the Company issued an option for an aggregate of 100,000 shares of Common Stock to Kirk Warshaw, the Company’s CFO and a director. This option has a five year term, an exercise price of $6.00 per share and fully vested on the date of issuance. This option has been valued at $625,000 for which $625,000 of compensation expense has been recorded.

During the fiscal year ended May 31, 2016, the Company issued an option for an aggregate of 250,000 shares of Common Stock to Kirk Warshaw, the Company’s CFO and a director. This option has a five year term, an exercise price of $5.41 per share and vested 50% on the date of issuance and 50% on the one year anniversary. This option has been valued at $1,352,500 of which $1,352,500 of compensation expense has been recorded.

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

In October 2015, the Company entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding into shares of Common Stock, at the offering price in a “qualified public offering” consummated by the Company.  The agreement defined a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to the Company of at least $7 million, which is consummated on or before February 29, 2016. The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of February 28, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $10,210,000. During the nine months ended February 28, 2017, the Company borrowed an aggregate of $3,110,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, and $290,000 on February 2, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

NOTE 7. SUBSEQUENT EVENTS

On March 3, 2017, the Company borrowed an additional $290,000 under the terms of the Third Amended and Restated Agreement and issued Niobe a 2018 Note for this loan in the same principal amount.

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

As of February 28, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $10,210,000. During the nine months ended February 28, 2017, we borrowed an aggregate of $3,110,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, and $290,000 on February 2, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

On March 3, 2017, we borrowed an additional $290,000 under the terms of the Third Amended and Restated Agreement and issued Niobe a 2018 Note for this loan in the same principal amount.

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

In addition, we have signed an agreement with a leading contract research organization to manage the addition of initially seven new clinical sites in the United Kingdom. We anticipate these sites will commence patient screening shortly.

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

ITP has no known cure, and relapses may occur years after seemingly successful medical or surgical management. If the patient’s condition does not improve with the use of prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $584 million and $635 million, respectively, in 2016. Neither romiplostim nor eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in adult patients with ITP.

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

Competition

We believe, based on the pre-clinical trials and the results to date of our five Phase I RA clinical studies, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing RA therapies, and may cost less to manufacture than competing biologic-based therapies.  Current RA treatments are characterized by complex manufacturing methods and, in 2015, resulted in an average annual retail cost of approximately $13,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used.  The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates.  A number of pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

•	Analgesic/anti-inflammatory preparations, ranging from simple aspirin to the COX-2 inhibitors;
•	Immunosuppressive/antineoplastic drugs, including azathioprine and methotrexate;
•	TNF (Tumor Necrosis Factor) inhibitors, also known as anti-TNF therapy, currently represented by etanercept (Enbrel®), infliximab (Remicade®), and adalimumab (Humira®) and the newer entries, certolizumab (Cimzia®) and golimumab (Simponi®);
•	Soluble Interleukin-l (IL-I) Receptor Therapy, Anakinra (Kineret®) and (Il-6) tocilizumab (Actemra®);
•	Costimulatory molecule inhibitor abatacept (Orencia®);
•	Anti CD20 B-cell-directed therapy, rituximab (Rituxan®); and
•	Janus Kinase (JAK) inhibitor, tofacitinib citrate (Xeljanz).

In addition, close to approval is:

•	Baricitinib (Olumiant)- Eli Lilly’s oral, selective JAK 1 and JAK 2 inhibitor. In January 2017, the Committee for Medicinal Products for Human Use (CHMP), the European Medicines Agency's (EMA) committee responsible for human medicines, recommended it for approval for the treatment of RA. The EMA is the European Union's equivalent to the FDA. Final decision for approval will be made by the EMA. Also in January 2017, the FDA extended the action date to allow time to review additional data analysis in response to the FDA’s information requests.

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®.  According to each company’s respective 2016 annual reports, Enbrel generated revenues of approximately $8.9 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.2 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of over $16 billion for Humira.  For other TNF inhibitors, Cimzia generated revenues of $1.4 billion for UCB; Simponi generated revenues of $2.5 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $2.3 billion for Bristol Myers Squibb.  Kineret generated revenues of $114 million in sales for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014.  Actemra generated revenues of $1.7 billion for Roche. Also for Roche, Rituxan earned $1.5 billion for the treatment of RA alone, and billions more for other indications. Xeljanz nearly doubled its earnings for Pfizer from $523 million in 2015 to $927 million in 2016. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries.

The table below provides a list of our issued patents:

Patent Title	Number	Expiration Date
Protein A Compositions and Methods of Use	U.S. Patent No. 7,211,258	Nov. 6, 2022
Protein A Methods of Use	U.S. Patent No. 7,425,331	Nov. 6, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 7,807,170	April 10, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 8,168,189	June 16, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 8,603,486	April 10, 2022
Protein A Compositions and Methods of Use	European Patent No. 2570136	March 6, 2023
Protein A Composition and Method of Use	Japanese Patent No. 5523796	March 6, 2023
Protein A Compositions and Methods of Use	U.S. Patent No. 9,370,552	November 6, 2022
Protein A Compositions and Methods of Use	European Patent No. 2,206,511	September 13, 2025
Protein A Compositions and Methods of Use	Canadian Patent No. 2,894,098	March 6, 2023
Protein A Compositions and Methods of Use	Canadian Patent No. 2,481,282	March 6, 2023

We have also received Notice of Allowances for an additional patent soon to be issued in Europe as well as having several patent applications pending in Europe, Canada, Hong Kong and Japan. It is our policy to require our employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances.

Employees

We have two employees, our president and our chief financial officer. We also have a Scientific Advisory Board which is staffed by highly qualified consultants with the background and scientific expertise we need to carry out our long-term business objectives. We believe that our relationship with all of our employees and our Scientific Advisory Board is generally good.

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

Results of Operations

For the Three Months Ended February 28, 2017 and February 29, 2016

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $814,002 and $808,177 for the three months ended February 28, 2017 and February 29, 2016, respectively.

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

Administrative Expenses - Administrative expenses were $127,616 and $796,624 for the three months ended February 28, 2017 and February 29, 2016, respectively.  The decrease in administrative expenses for the three month period ended February 28, 2017 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $178,588 and $122,962 for the three months ended February 28, 2017 and February 29, 2016, respectively. The increase for the three month period ended February 28, 2017 was principally due to an increase in consulting fees.

For the Nine Months Ended February 28, 2017 and February 29, 2016

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $1,783,842 and $2,409,183 for the nine months ended February 28, 2017 and February 29, 2016, respectively.  The decrease in R&D Expenses for the nine month period ended February 28, 2017 compared to the nine month period ended February 29, 2016 was primarily the result of a decrease in clinical activities associated with the aforementioned ITP studies.

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

Administrative Expenses - Administrative expenses were $580,031 and $4,395,245 for the nine months ended February 28, 2017 and February 29, 2016, respectively.  The decrease in administrative expenses for the nine month period ended February 28, 2017 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $724,626 and $536,716 for the nine months ended February 28, 2017 and February 29, 2016, respectively. The increase for the nine month period ended February 28, 2017 was due to an increase in legal and banking fees related to our filing of Amendment #1 to the Registration Statement on Form S-1 in June 2016 and an increase in consulting fees.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 28, 2017 was $98,072,997 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

In October 2015, we entered into an agreement with Niobe pursuant to which Niobe agreed to convert all notes outstanding, into shares of Common Stock, at the offering price in a “qualified public offering” consummated by us.  The agreement defines a “qualified public offering” to mean a public offering of Common Stock yielding gross proceeds to us of at least $7 million which is consummated on or before February 28, 2017.  The agreement further provided that accrued interest would be paid out of the proceeds of the qualified public offering. On December 1, 2015, the agreement expired pursuant its own terms.

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

On October 31, 2016, the funds available for loans to us under the 2014 Credit Facility were increased to $11.25 million and the expiration date was extended to June 15, 2017 pursuant to the Third Amended and Restated Agreement. Each loan under the Third Amended and Restated Agreement will be represented by a 2018 Note. The Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, we and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

As of February 28, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $10,210,000. During the nine months ended February 28, 2017, we borrowed an aggregate of $3,110,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, and $290,000 on February 2, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

Subsequent Events

On March 3, 2017, we borrowed an additional $290,000 under the terms of the Third Amended and Restated Agreement and issued Niobe a 2018 Note for this loan in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 28, 2017 and February 29, 2016 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2017, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Date: April 4, 2017	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 4, 2017
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

