Form 10-K
period 2017-05-31
PROTALEX INC
filed 2017-08-23
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
Emerging growth company ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $9.2 million as of November 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of August 22, 2017 was 28,767,582.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2017

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment is currently continuing in both studies. In August 2017, the FDA’s Office of Orphan Products Development (OOPD) awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the two completed cohorts of the PRTX-100-202 Study had a platelet response per protocol. Enrollment is continuing for patients in the third cohort in the PRTX-100-202 Study at an increased dose.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. One patient in the first cohort of the PRTX-100-203 Study had a platelet response per protocol. Enrollment is continuing for patients in the third cohort in the PRTX-100-203 Study at an increased dose.

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, we borrowed an aggregate of $3,980,000 including $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, $290,000 on February 2, 2017, $290,000 on March 3, 2017, $290,000 on April 5, 2017, and $290,000 on May 11, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment is continuing in both studies in the third cohorts at an increased dose. In August 2017, OOPD awarded us a grant of $403,000 to support future clinical development of PRTX-100 as a treatment for ITP.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the two completed cohorts of the PRTX-100-202 Study had a platelet response per protocol. Enrollment is continuing for patients in the third cohort in the PRTX-100-202 Study at an increased dose.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. One patient in the first cohort of the PRTX-100-203 Study had a platelet response per protocol. In addition, we recently opened seven new clinical study sites in the United Kingdom and dosed the first patient. Enrollment is continuing for patients in the third cohort in the PRTX-100-203 Study at an increased dose.

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. Specifically we contract with Eurogentec for the manufacture of additional bulk drug substance (our “active pharmaceutical ingredients”) (“API”), which we believe is in sufficient supply for completion of our current clinical studies. The stability testing and packaging of the final drug product for clinical supplies is performed by Eurogentec. The packaging of the final drug product is conducted at separate FDA-approved facilities. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation and all subsequent studies have utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA and ITP, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis (MG), chronic idiopathic demyelinating polyneuropathy, and pemphigus. We recently initiated a study of PRTX-100 in an animal model of MG and expect to have top-line results in the 4th quarter of 2017. MG is an autoimmune disorder caused by anti-self antibodies that react with the neuromuscular junction causing muscle weakness and fatigability.

Our long-term strategy contemplates the pursuit of FDA approval of PRTX-100 to treat other autoimmune and inflammatory diseases in addition to RA and ITP.

Competition

We believe, based on the pre-clinical trials and the results to date of our five Phase I RA clinical studies, that PRTX-100 has a potential competitive advantage as it may be safer and more efficacious than existing RA therapies, and may cost less to manufacture than competing biologic-based therapies.  Current RA treatments are characterized by complex manufacturing methods and, in 2016, resulted in an average annual retail cost of approximately $13,000 to $30,000 per patient, if the newer disease-modifying anti-rheumatic drugs approved in the last 20 years were used.  The cost can increase according to the size/weight of a patient and the number of doses required. Additionally, patients are faced with the cost of the infusion itself and blood tests which are often not included in those cost estimates.  Several pharmaceutical agents are currently being used, with varying degrees of success, to control the signs and symptoms of RA and slow its progression. Available treatment options include:

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®.  According to each company’s 2016 annual reports, Enbrel generated revenues of approximately $8.9 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.2 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of over $16 billion for Humira.  For other TNF inhibitors, Cimzia generated revenues of $1.4 billion for UCB; Simponi generated revenues of $2.5 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $2.3 billion for Bristol Myers Squibb.  Kineret generated revenues of $114 million in sales for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014.  Actemra generated revenues of $1.7 billion for Roche. Also for Roche, Rituxan earned $1.5 billion for the treatment of RA alone, and billions more for other indications. Xeljanz nearly doubled its earnings for Pfizer from $523 million in 2015 to $927 million in 2016. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

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

In August 2017, the OOPD awarded us a grant of $403,000 to support future clinical development of PRTX-100 as a treatment for ITP.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries.

The table below provides a list of our issued patents:

Patent Title	Number	Expiration Date
Protein A Compositions and Methods of Use	U.S. Patent No. 7,211,258	Nov. 6, 2022
Protein A Methods of Use	U.S. Patent No. 7,425,331	Nov. 6, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 7,807,170	April 10, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 8,168,189	June 16, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 8,603,486	April 10, 2022
Protein A Compositions and Methods of Use	European Patent No. 2570136	March 6, 2023
Protein A Composition and Method of Use	Japanese Patent No. 5523796	March 6, 2023
Protein A Compositions and Methods of Use	U.S. Patent No. 9,370,552	November 6, 2022
Protein A Compositions and Methods of Use	European Patent No. 2,206,511	September 13, 2025
Protein A Compositions and Methods of Use	Canadian Patent No. 2,894,098	March 6, 2023
Protein A Compositions and Methods of Use	Canadian Patent No. 2,481,282	March 6, 2023
Protein A Compositions and Methods of Use	European Patent No. 1,499,345	March 6, 2023

We also have a patent application pending in Hong Kong. It is our policy to require our employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances.

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

In their report on our May 31, 2017 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We are a clinical stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies.  We have generated net losses in all periods since our inception in September 1999 including losses of approximately $4.6 million and $9.4 million for the years ended May 31, 2017 and 2016, respectively and as of May 31, 2017 we had an accumulated deficit of approximately $99.2 million.  We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.  Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception.  During the years ended May 31, 2017 and 2016, we incurred research and development expenses of approximately $2.4 million and $3.1 million, respectively.  As of May 31, 2017, we had cash and cash equivalents of approximately $488,000 and net working capital of approximately $48,000. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers.

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

As of July 31, 2017, our directors and executive officers and their affiliates beneficially own approximately 80% of the outstanding shares of our common stock, with one such affiliate, Niobe Ventures LLC, beneficially owns approximately 78% of our outstanding common stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

We are currently authorized to issue 100,000,000 shares of common stock. As of May 31, 2017, we had 28,767,582 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding options. To the extent the shares of common stock are issued or options are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of May 31, 2017, we had outstanding options to purchase 4,580,543 shares of our common stock at a weighted average exercise price of approximately $4.22 per share.

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

	High	Low
2017*
First Quarter	$3.50	$0.85
Second Quarter	3.00	0.85
Third Quarter	1.50	0.55
Fourth Quarter	1.50	0.60

2016*
First Quarter	$5.93	$4.51
Second Quarter	5.75	3.45
Third Quarter	5.45	3.00
Fourth Quarter	4.80	2.30

* The prices for the fiscal years ended May 31, 2017 and 2016 are actual sale prices because the bid price information was not available.

(b)        Holders.    As of August 22, 2017, there were approximately 252 holders of record, and approximately 800 beneficial holders of our common stock.

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

This discussion, which refers to our historical results of operations and financial condition, should be read in conjunction with the other sections of this Annual Report, including “Risk Factors,” “Business” and the consolidated financial statements and other consolidated financial information included in this Annual Report.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report.  See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially. You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2017 financial statements and accompanying notes included elsewhere in this Annual Report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment is currently continuing in both studies in the third cohorts at an increased dose. In August 2017, the FDA’s Office of Orphan Product Development (OOPD) awarded us a grant of $403,000 to support future clinical development of PRTX-100 as a treatment for ITP. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the two completed cohorts of the PRTX-100-202 Study had a platelet response per protocol. Enrollment is continuing for patients in the third cohort in the PRTX-100-202 Study at an increased dose.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. One patient in the first cohort of the PRTX-100-203 Study had a platelet response per protocol. In addition, we recently opened seven new clinical study sites in the United Kingdom and dosed the first patient. Enrollment is continuing for patients in the third cohort in the PRTX-100-203 Study at an increased dose.

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, we borrowed an aggregate of $3,980,000 including $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, $290,000 on February 2, 2017, $290,000 on March 3, 2017, $290,000 on April 5, 2017, and $290,000 on May 11, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 4 to the financial statements for the years ended May 31, 2017 and 2016, describe the significant accounting policies and methods used in the preparation of our financial statements.

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

Results of Operations

Fiscal year ended May 31, 2017 compared to fiscal year ended May 31, 2016

Research and Development Expenses – Research and Development expenses decreased from $3,136,800 in our 2016 fiscal year to $2,383,769 in our 2017 fiscal year. The decrease of approximately $753,000, or 24%, was primarily the result of a decrease in the expenses associated with clinical trial activities.

Administrative Expenses - Administrative expenses decreased from $5,160,468 in our 2016 fiscal year to $754,317 in our 2017 fiscal year. The decrease of approximately $4.4 million was related almost solely to a decrease in non-cash stock compensation.

Professional Fees - Professional fees increased from $682,853 in our 2016 fiscal year to $867,085 in our 2017 fiscal year. The increase of approximately $184,000, or 28%, was primarily due to increases in consulting and legal expenses.

Interest Expense – Interest expense increased from $434,312 in our 2016 fiscal year to $557,534 in our 2017 fiscal year. The increase of approximately $123,000 was primarily attributable to the increased level of borrowing during 2017 as described above.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2017 was $99,186,249 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

On June 30, 2016, the 2014 Credit Facility was again amended to increase the funds available for loans to us to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement has been represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the notes issued and outstanding under the 2014 Credit Facility as of June 30, 2016 and all the New Notes issued pursuant to the Second Amended and Restated Agreement.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

On October 31, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $11.25 million and to extend the expiration date of such facility to June 15, 2017 (the “Third Amended and Restated Agreement”). Each loan under the Third Amended and Restated Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on March 31, 2018 (each a “2018 Note”). The Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, we and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, we borrowed an aggregate of $3,980,000 including $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, $290,000 on February 2, 2017, $290,000 on March 3, 2017, $290,000 on April 5, 2017, and $290,000 on May 11, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

Subsequent Events

On June 1, 2017, the 2014 Credit Facility was amended to increase the amount of the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a new 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the new 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On June 15, 2017, July 10, 2017 and August 10, 2017, we borrowed $290,000, $290,000 and $290,000, respectively (an additional aggregate borrowing of $870,000), under the 2014 Credit Facility pursuant to the Fourth Amended and Restated Agreement and issued Niobe a new 2018 Note for each borrowing in the same principal amount of each loan.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018, to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2017 and 2016 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2017 and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2017 we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as adopted in 1992. Our management has concluded that, as of May 31, 2017, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 22, 2017:

Name	Age	Title
Arnold P. Kling	59	President and Director
Kirk M. Warshaw	59	Chief Financial Officer, Secretary and Director
Marco M. Elser	58	Director

Arnold P. Kling. Mr. Kling has served as our president and director since November 2009. For the past 17 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

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

Marco M. Elser. Mr. Elser has served as a director since February 2014. Since June 2015, Mr. Elser has been a partner with Lonsin Capital Ltd., an entity regulated by the Financial Conduct Authority of the United Kingdom and the fund manager of Lousin Global Credit Fund, a distressed debt fund registered in the Cayman Islands.  From January 2002 until June, 2015, Mr. Elser was a partner with AdviCorp Plc, a London-based investment banking firm.  From 1994 to 2001, Mr. Elser served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions. Prior to that, from 1985 through 1994, he served as a First Vice President of Merrill Lynch Capital Markets in Rome and London.  Mr. Elser was a director (from 2002 until May 2017) of North Hills Signal Processing Corporation, a technology company, a director (since 2012) of Trans-Lux Corporation, a designer and manufacturer of digital signage display solutions, and a director (since 2016) of Scooterino srl, a Rome-based two-wheel ride sharing company.  From 2002 to 2014, Mr. Elser was the president of the Harvard Club of Italy, an association he founded with other alumni in Italy where he has been living since 1984.  He received his BA in Economics from Harvard College in 1981.  Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions as one of our directors.

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

Benjamin Bowen, Ph.D. serves as Chairman of our SAB. Dr. Bowen has over 25 years of healthcare-specific experience as a research scientist, research manager, investment banker, and advisor. Since 2004, he has been an investment banker at Rodman & Renshaw, LLC, The Benchmark Company, LLC, and Northland Capital Markets. Starting in 2012, Dr. Bowen has been President of Owatonna Advisors, Inc., a consultancy that provides scientific and business advice to early stage life science companies. Between 1988 and 2003, he worked as a scientist and research manager at Genentech, CIBA-Geigy, and Novartis, last serving as Executive Director in the Cardiovascular and Metabolic Disease Therapeutic Area at Novartis. Dr. Bowen received a Bachelor of Arts degree in chemistry from Hamline University in 1983 and a Ph.D. degree in organic chemistry from MIT in 1988.

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

James W. Dowe III serves as Vice Chairman of our SAB and has over 35 years of experience in the various stages of a company’s development. His corporate experience ranges from being an active investor, CEO and/or Chairman of startups to public companies. His primary focus has been in biotechnology, computer software and investment management companies. In 1980, Mr. Dowe founded and later became the CEO and Chairman of Excalibur Technologies Corporation whose search engine is recognized for its ability to index and retrieve mixed data types including digital images, signals and multilingual text. Excalibur was merged with the Media Systems Division of the Intel Corporation to form Convera Corporation (CNVR). Mr. Dowe was co-founder and a director of AZUR Environmental, a private company (acquired by Strategic Diagnostics Inc. (Nasdaq: SDIX)). Mr. Dowe graduated from New Mexico State University with a Bachelor of Science degree in 1965 and served as an U.S. Naval officer during the Vietnam War.

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

William E. Gannon, Jr., M.D. serves as our Chief Medical Officer. He also serves as Chief Scientific Officer & Medical Director for Capital City Technical Consulting (CCTC) in Washington, DC. In addition to receiving his medical training and clinical work at Ross University, Case Western Reserve and George Washington University, Dr. Gannon obtained an M.B.A. from George Washington University in 1988 and has since built a wealth of experience in the management of clinical trials including designing the trials and building operational teams to ensure their successful completion. Dr. Gannon’s primary focus has been on oncology therapeutic and diagnostic applications, but possesses a broad range of experience across therapeutic categories. Dr. Gannon has managed clinical trials and operations as well as the design, corporate and regulatory strategies, regulatory submissions and execution of Phase I through Phase IV clinical trials in the United States, Europe and Asia. Additionally, Dr. Gannon is involved in philanthropy in the Washington, DC area and currently serves on the Board of Directors for Emerging World Health.

J. Bruce McClain, M.D. serves as Medical Director. Dr. McClain, has a background in clinical research, clinical product development, product safety, and product quality. Dr. McClain served 20 years in the United States Army in clinical and academic positions. He devoted 14 years in both basic and clinical research in infectious diseases and vaccinology at Walter Reed Army Institute of Research and Walter Reed Army Medical Center. For the last 20 years he has developed pharmaceutical products in industry, lastly as chief medical officer. Dr. McClain currently provides independent pharmaceutical expertise on clinical development, product quality and product safety to biopharmaceutical firms. Dr. McClain received a Bachelor of Science degree in biology from Spring Hill College in 1970 and his M.D. from the University of Alabama in 1974.

Third-Party Consultants

We engage a number of third-party consultants from time-to-time that provide various services supporting our clinical development program and trials.

Family Relationships

None of our directors or executive officers is related by blood, marriage or adoption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2017 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

The compensation paid to our named executive officers for fiscal 2017 is not necessarily indicative of how we will compensate our named executive officers in the future and we anticipate our compensation programs, as developed and implemented by our compensation committee, will vary significantly from our historical practices.

Summary of Compensation

For the fiscal year 2017, total compensation paid to Arnold Kling, our president, was $72,000, all of which constituted salary paid in cash. Total compensation paid to Kirk Warshaw, our chief financial officer in fiscal 2017, was $128,354, which included cash of $72,000 and stock options valued at $56,354. Neither Mr. Kling nor Mr. Warshaw has an employment agreement.

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

Summary Compensation Table

The following table sets forth, for the fiscal years ended May 31, 2017 and 2016, the information as to compensation paid to or earned by our then principal executive officer and our two other most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended May 31, 2017. These individuals are referred to in this Annual Report as our named executive officers. As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended May 31, 2017 and 2016, we have omitted those columns from the table.

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)

Arnold P. Kling,	2017	$72,000	0	$72,000
President	2016	$72,000	0	$72,000

Kirk M. Warshaw,	2017	$72,000	56,354	$128,354
Chief Financial Officer	2016	$72,000	$1,296,146	$1,368,146

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements for the fiscal years ended May 31, 2017 and 2016, included elsewhere in this report.

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

Outstanding Equity Awards at Fiscal Year End

The table below summarizes the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2017:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kirk M Warshaw, Chief Financial Officer	750,543	0	$0.25	12/29/2019
	250,000	0	$1.01	10/31/2021
	350,000	0	$1.05	05/22/2023
	100,000	0	$6.00	11/04/2019
	250,000	0	$5.41	6/30/2020

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

For the fiscal year ended May 31, 2017, Mr. Elser was not paid any compensation. At May 31, 2017, Mr. Elser held options exercisable for an aggregate of 350,000 shares at exercise prices ranging from $6.00 to $9.00 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 22, 2017 of:

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

	Shares Beneficially Owned(1)
Name and Title	Number	Percent (2)
Arnold P. Kling, president and director (3)	22,581,149	78.5%
Kirk M. Warshaw, CFO, secretary and director (4)	1,700,543	5.6%
Marco M. Elser, director (5)	384,000	1.3%
Officers and Directors as a group (3 persons) (6)	24,665,692	80.0%
	22,576,087	78.5%
5% Beneficial Owners
Niobe Ventures LLC
410 Park Avenue – Suite 1710
New York, NY 10022	22,576,087	78.5%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	Based on 28,767,582 shares of common stock issued and outstanding as of August 22, 2017.
(3)	Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the securities held by that entity.
(4)	Our chief financial officer and secretary and a director. Shares beneficially owned consist of options to purchase: 750,543 shares of common stock at an exercise price of $0.25 per share; 250,000 shares of common stock at an exercise price of $1.01 per share; 350,000 shares of common stock at an exercise price of $1.05 per share; 100,000 shares of common stock at an exercise price of $6.00 per share and 250,000 shares of common stock at an exercise price of $5.41 per share.

(5)	A director. Shares beneficially owned include options to purchase: 250,000 shares of common stock at an exercise price of $9.00 per share and 100,000 shares of common stock at an exercise price of $6.00 per share.
(6)	Includes 2,050,543 shares of common stock underlying options to purchase shares of common stock beneficially owned.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders – Stand Alone Option Grants	4,580,543	$4.22	Not applicable
Total	4,580,543	$4.22	0

During the fiscal year ended May 31, 2017, no options were granted under any equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As described herein above, from November 2014 through May 31, 2017 we borrowed an aggregate of $11,080,000 from Niobe pursuant to the 2014 Credit Facility.

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

On June 1, 2017, the 2014 Credit Facility was amended to increase the amount of the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a new 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the new 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On June 15, 2017, July 10, 2017 and August 10, 2017, we borrowed $290,000, $290,000 and $290,000, respectively (an additional aggregate borrowing of $870,000), under the 2014 Credit Facility pursuant to the Fourth Amended and Restated Agreement and issued Niobe a new 2018 Note for each borrowing in the same principal amount of each loan.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2017 and 2016 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

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

The aggregate fees billed by our principal accounting firm, Liggett & Webb P.A. (formerly Liggett, Vogt & Webb P.A.) in the fiscal years ended May 31, 2016 and 2017 are as follows:

	2016	2017
Audit fees*	$36,500	$36,500
Audit related fees	0	0
Tax fees	4,500	4,500
All other fees**	18,850	0
Total fees	$59,850	$41,000

*Includes fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings.

**Includes fees for professional services rendered in connection with the preparation and filing of our Registration Statement on Form S-1 and S-1/A filed on June 3, 2016.

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

2. Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.
3.4	Certificate of Amendment of Certificate of Incorporation of the Company, effective as of December 8, 2010	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on July 15, 2016.
4.1	Consolidated, Amended and Restated Promissory Note in the principal amount of $9,219,366, dated October 11, 2013	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on October 11, 2013.
4.2	Final form of Securities Purchase Agreement dated as of January 22, 2014 between the Company and certain accredited investors pursuant to which such investors were granted piggy back registration rights	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on August 5, 2014.
4.3	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated November 4, 2014	Incorporated by reference to Exhibit 4.1 to the Company’s 8-K filing on November 7, 2014.
4.4	Secured Promissory Note issued to Niobe in the principal amount of $430,000 dated November 24, 2014	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2015.
4.5	Secured Promissory Note issued to Niobe in the principal amount of $645,000 dated January 9, 2015	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.6	Secured Promissory Note issued to Niobe in the principal amount of $545,000 dated February 4, 2015	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.7	Secured Promissory Note issued to Niobe in the principal amount of $395,000 dated March 9, 2015	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.8	Secured Promissory Note issued to Niobe in the principal amount of $300,000 dated April 1, 2015	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on April 10, 2015.
4.9	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated May 1, 2015	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on July 14, 2015.
4.10	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated May 29, 2015	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on July 14, 2015.

4.11	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated July 1, 2015	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
4.12	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated July 30, 2015	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
4.13	Secured Promissory Note issued to Niobe in the principal amount of $345,000 dated August 31, 2015	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
4.14	Final Form of Secured Promissory Note issued to Niobe on October 6, 2015 and on November 10, 2015	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on January 7, 2016.
4.15	Final Form of Secured Promissory Note issued to Niobe pursuant to the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on January 7, 2016.
4.16	Final Form of Secured Promissory Note issued to Niobe pursuant to the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on July 15, 2016.
4.17	Final Form of Secured Promissory Note issued to Niobe pursuant to each of the Third Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of October 31, 2016 and the Fourth Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 1, 2017	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003.
10.2	Assignment of Intellectual Property from Alex LLC to the Company	Incorporated by reference to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2010.
10.8**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw December 29, 2009	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on January 8, 2010.
10.9**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson	Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.10**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.

10.11**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.12**	Form of Non-Qualified Stock Option Agreement with Marco M. Elser dated February 4, 2014	Incorporate by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.13**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated May 22, 2013	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.14	Final Form of Consolidated Note Modification Agreement effective as of October 1, 2014, between the Company and Niobe	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 8, 2014.
10.15	Consolidated, Amended and Restated Security Agreement dated October 11, 2013, between the Company and Niobe Ventures, LLC	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.16	Final Form of Consolidated Note Modification Agreement between the Company and Niobe dated November 4, 2014	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filing on November 7, 2014.
10.17	Final Form of the 2014 Million Credit Facility Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s 8-K filing on November 7, 2014.
10.18	Final Form of Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of November 4, 2014	Incorporated by reference to Exhibit 10.3 to the Company’s 8-K filing on November 7, 2014.
10.19**	Form of Non-Qualified Stock Option Agreement with each of Kirk M. Warshaw and Marco Elser dated November 4, 2014	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2015.
10.20**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated July 1, 2015	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
10.21	Final Form of the Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of December 1, 2015	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015.
10.22	Final Form of the Third Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of December 1, 2015	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2015.
10.23	Final Form of the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.24	Final Form of the Fourth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.25	Exchange Agreement, dated June 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on June 3, 2016.
10.26	Amended and Restated Exchange Agreement, dated July 15, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on July 15, 2016.
10.27	Second Consolidated Note Modification Agreement, dated August 31, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 17, 2016.
10.28	Secured Notes Modification Agreement, dated August 31, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 17, 2016.

10.29	Final Form of the Third Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of October 31, 2016	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.30	Final Form of the Fifth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of October 31, 2016.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.31	Consolidated and Secured Note Modification Agreement, dated October 31, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.32	Final Form of the Fourth Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 1, 2017	Filed herewith.
10.33	Final Form of the Sixth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 1, 2017	Filed herewith.
10.34	Second Consolidated and Secured Notes Modification Agreement between the Company and Niobe dated August 22, 2017	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Date: August 22, 2017

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 22, 2017

/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: August 22, 2017

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 22, 2017

/s/ Marco M. Elser
Marco M. Elser, Director

PROTALEX, INC.

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Protalex, Inc.

Florham Park, New Jersey

We have audited the accompanying balance sheets of Protalex, Inc. as of May 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protalex, Inc. as of May 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, NY

August 22, 2017

PROTALEX, INC.

BALANCE SHEETS

	May 31,
	2017	2016

CURRENT ASSETS:
Cash and cash equivalents	$487,383	$444,179
Prepaid expenses	107,209	55,687
Total current assets	594,592	499,866

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $17,148 and $16,128 as of May 31, 2017 and May 31, 2016, respectively	2,387	3,407

Total other assets	2,387	3,407

Total Assets	$596,979	$503,273

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$489,029	$561,683
Accrued expenses	57,786	45,572

Total current liabilities	546,815	607,255

LONG TERM LIABILITIES:
Senior Secured Note – related party	20,299,366	16,319,366
Senior Secured Note Accrued Interest – related party	1,490,416	932,882
Total liabilities	22,336,597	17,859,503

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-

Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,446,343	77,266,010
Accumulated deficit	(99,186,249)	(94,622,528)
Total stockholders’ (deficit)	(21,739,618)	(17,356,230)
Total liabilities and stockholders’ (deficit)	$596,979	$503,273

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENTS OF OPERATIONS

For The Years Ended May 31,

	2017	2016

Revenues	$-	$-
Operating Expenses
Research and development	2,383,769	3,136,800
Administrative	754,317	5,160,468
Professional fees	867,084	682,853
Depreciation and amortization	1,020	1,020
Operating loss	(4,006,190)	(8,981,141)

Other income (expense)
Interest income	3	3
Interest expense	(557,534)	(434,312)
Loss before income taxes	(4,563,721)	(9,415,450)

Provision for income taxes	-	-
Net loss	$(4,563,721)	$(9,415,450)
Weighted average number of common shares outstanding – basic and diluted	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.16)	$(0.33)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Years Ended May 31, 2016 and May 31, 2017

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2015	28,767,582	$288	$72,618,336	$(85,207,078)	$(12,588,454)
Stock based compensation	-	-	4,647,674	-	4,647,674
Net loss	-	-	-	(9,415,450)	(9,415,450)
Balance, May 31, 2016	28,767,582	288	77,266,010	(94,622,528)	(17,356,230)
Stock based compensation	-	-	180,333	-	180,333
Net loss	-	-	-	(4,563,721)	(4,563,721)
Balance, May 31, 2017	28,767,582	$288	$77,446,343	$(99,186,249)	$(21,739,618)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

STATEMENTS OF CASH FLOWS

For The Years Ended May 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,563,721)	$(9,415,450)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities

Depreciation and amortization	1,020	1,020
Stock based compensation	180,333	4,647,674
(Increase)/decrease in:
Prepaid expenses and deposits	(51,522)	744
Increase (decrease) in:
Accounts payable and accrued expenses	(60,440)	52,600
Accrued interest payable	557,534	434,312
Net cash and cash equivalents used in operating activities	(3,936,796)	(4,279,100)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to related party	3,980,000	3,795,000
Net cash and cash equivalents provided by financing activities	3,980,000	3,795,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,204	(484,100)
Cash and cash equivalents, beginning of year	444,179	928,279
Cash and cash equivalents, end of year	$487,383	$444,179

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended May 31, 2017 and 2016

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, the Company borrowed an aggregate of $3,980,000 including $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, $290,000 on February 2, 2017, $290,000 on March 3, 2017, $290,000 on April 5, 2017, and $290,000 on May 11, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

3.	GOING CONCERN

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through May 31, 2017, the Company has incurred an accumulated deficit of $99,186,249. For the years ended May 31, 2017 and 2016, the Company had net losses of $4,563,721 and $9,415,450, respectively. The Company utilized $3,936,796 and $4,279,100 of cash for operating activities for the years ended May 31, 2017 and 2016, respectively. As of May 31, 2017, the Company had cash and cash equivalents of $487,383 and net working capital of $47,777. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

Except for the Senior Secured Note payable the Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and to conduct clinical trials in the future and that it will need to raise additional capital to fund the ongoing FDA regulatory approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2017 and 2016, the Company had a total of 4,380,543 and 3,982,543 shares, respectively, of potentially dilutive securities comprised solely of shares of Common Stock underlying exercisable stock options.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $180,333 and $4,647,674 and is included in operating expenses for the years ended May 31, 2017 and May 31, 2016, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2017 and 2016 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of May 31, 2017, there were 4,580,543 stock options outstanding.  At May 31, 2017, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $0. During the year ended May 31, 2017, the Company did not grant any stock options. 2,000 options expired during the year ended May 31, 2017.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

	Year Ended May 31, 2017	Year Ended May 31, 2016
Dividends per year	N/A	0
Volatility percentage	N/A	606%
Risk free interest rate	N/A	4.00%
Expected life (years)	N/A	5
Weighted Average Fair Value	N/A	$5.41

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020 and $1,020 for the years ended May 31, 2017 and 2016, respectively. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2017. Amortization expense for the intellectual property will be $1,020 for each of the next two years with the remaining balance written off in the third year.

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

5.	SENIOR SECURED NOTES – RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

Senior Secured Notes – Related Party

a.        On November 11, 2009 (the “Effective Date”), the Company consummated a financing transaction (the “Financing”) in which it raised $3,000,000 of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, the Company issued to Niobe (i) 8,695,652 restricted shares of Common Stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of Common Stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of Common Stock.

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

b.       On November 4, 2014, the Company entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which it may borrow up to an additional $5 million from Niobe in the form of secured loans of up to $300,000 on the last day of each calendar month, subject to certain conditions which may be waived by Niobe, at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum and maturing on September 1, 2016 (each an “Original Note”). The Company’s obligations under each Note will be secured by a first priority perfected security interest in all of its assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between the Company and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, the Company borrowed an aggregate of $3,980,000; $345,000 on June 1, 2016, $375,000 on June 30, 2016, $375,000 on August 1, 2016, $345,000 on September 9, 2016, $345,000 on October 3, 2016, $345,000 on November 1, 2016, $345,000 on December 9, 2016, $345,000 on January 3, 2017, $290,000 on February 2, 2017, $290,000 on March 3, 2017, $290,000 on April 5, 2017, and $290,000 on May 11, 2017.

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

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2017, options to purchase 4,580,543 shares of Common Stock were outstanding, none of which were issued under the Company’s 2003 Stock Option Plan. As of May 31, 2017, options to purchase 4,380,543 shares of Common Stock are exercisable.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2017 and for the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2015	3,870,543	$4.04	5.76
Granted	800,000	5.41	4.08
Exercised	-	-	-
Forfeited	(25,000)	14.26	-
Expired	-	-	-
Outstanding at May 31, 2016	4,582,543	$4.22	4.75
Granted	-	-	-
Exercised	-	-	-
Expired	(2,000)	10.75	-
Outstanding at May 31, 2017	4,580,543	$4.22	4.42
Exercisable at May 31, 2017	4,380,543

The outstanding and exercisable stock options as of May 31, 2017 and 2016 had an intrinsic value of $19,346,136 and $19,367,636, respectively.

The following summarizes certain information regarding stock options at May 31, 2017:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	930,543	$0.36	3.17	930,543	$0.36	3.17
$1.01 – 5.00	1,150,000	$1.11	4.88	1,150,000	$1.11	4.88
$5.01 – 10.00	2,500,000	$7.09	3.31	2,300,000	$6.98	3.31

	4,580,543	$4.22	4.42	4,380,543	$4.03	4.25

The following summarizes certain information regarding stock options at May 31, 2016:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	930,543	$0.36	4.17	930,543	$0.36	4.17
$1.01 – 5.00	1,150,000	$1.11	5.88	1,150,000	$1.11	5.88
$5.01 – 10.00	2,500,000	$7.09	4.31	1,900,000	$7.09	4.31
$10.01 – 15.00	2,000	$10.75	.36	2,000	$10.75	.36
	4,582,543	$4.22	4.75	3,982,543	$3.74	4.75

7.	STOCKHOLDERS DEFICIT

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

On December 8, 2010, the Company authorized one million shares of a “blank check” class of preferred stock.

8.	INCOME TAXES

For the years ended May 31, 2017 and 2016, the components of income tax benefit (expense) consist of the following:

Current:	Year Ended May 31, 2017	Year Ended May 31, 2016
Federal	$0	$0
State	0	0

Deferred:
Federal	1,555,000	3,201,000
State	274,000	565,000
Tax credits	100,000	188,000
Permanent timing difference	(375,000)	(2,448,000)
Increase in valuation allowance	(1,554,000)	(1,506,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2017 and 2016 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2017	Year Ended May 31, 2015
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	34%	16%
Permanent timing differences	8%	26%
General business credit/other	(2)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2017 and 2016 are as follows:

Assets:	May 31, 2017	May 31, 2016
Net operating losses	$25,972,000	$24,518,000
General business credit	3,047,000	2,947,000
Deferred tax assets	29,019,000	27,465,000
Liability:
Gross deferred tax asset	29,019,000	27,465,000
Less valuation allowance	(29,019,000)	(27,465,000)
Deferred tax asset, net of valuation allowance	$-	$-

The gross deferred tax assets have been fully offset by a valuation allowance and has no uncertain tax positions to be disclosed.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control. As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 limitation on the amount to be utilized in a given year. The years May 31, 2013 through 2017 remain subject to examination by the relevant tax authorities.

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

9.	COMMITMENTS AND CONTINGENCIES

The Company leases space on a month to month basis. Rent expense for the year ended May 31, 2017 and 2016, was $20,600 and $2,400, respectively.

10.	SUBSEQUENT EVENTS

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a 2018 Note. The Security Agreement was also amended and restated to also secure the Company’s obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On June 15, 2017, July 10, 2017 and August 10, 2017, the Company borrowed $290,000, $290,000 and $290,000, respectively, under the 2014 Credit Facility pursuant to the Fourth Amended and Restated Agreement and issued Niobe a new 2018 Note for each borrowing in the same principal amount of each loan.

On August 22, 2017, the Company and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018 to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

