Form 10-Q
period 2017-08-31
PROTALEX INC
filed 2017-10-11
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).  ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒   No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 11, 2017: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended August 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2017	2017
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$477,258	$487,383
Prepaid expenses	58,133	107,209
Total current assets	535,391	594,592

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $17,403 and $17,148 as of August 31, 2017 and May 31, 2017, respectively	2,132	2,387

Total other assets	2,132	2,387

Total Assets	$537,523	$596,979

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$588,669	$489,029
Accrued expenses	36,106	57,786

Total current liabilities	624,775	546,815

LONG TERM LIABILITIES:
Senior Secured Note – related party	21,169,366	20,299,366
Senior Secured Note Accrued Interest – related party	1,647,977	1,490,416
Total liabilities	23,442,118	22,336,597

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,446,343	77,446,343
Accumulated deficit	(100,351,226)	(99,186,249)
Total stockholders’ (deficit)	(22,904,595)	(21,739,618)
Total liabilities and stockholders’ (deficit)	$537,523	$596,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016
	(Unaudited)	(Unaudited)
Revenues	$0	$0
Operating Expenses
Research and development	681,829	448,981
Administrative	142,390	357,936
Professional fees	182,943	331,907
Depreciation and amortization	255	255
Operating loss	(1,007,417)	(1,139,079)

Other income (expense)
Interest income	1	1
Interest expense	(157,561)	(129,340)
Loss before income taxes	(1,164,977)	(1,268,418)
Provision for income taxes	0	0
Net loss	$(1,164,977)	$(1,268,418)
Weighted average number of common shares outstanding	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.04)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,164,977)	$(1,268,418)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	255	255
Equity based expense	0	180,333
(Increase)/decrease in:
Prepaid expenses and deposits	49,076	(16,137)
Increase/(decrease) in:
Accounts payable and accrued expenses	77,960	(173,116)
Accrued interest payable	157,561	129,340
Net cash and cash equivalents used in operating activities	(880,125)	(1,147,743)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	870,000	1,095,000
Net cash and cash equivalents provided by financing activities	870,000	1,095,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,125)	(52,743)
Cash and cash equivalents, beginning of period	487,383	444,179
Cash and cash equivalents, ending of period	$477,258	$391,436
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through August 31, 2017, the Company has incurred an accumulated deficit of $100,351,226. For the years ended May 31, 2017 and 2016, the Company had net losses of $4,563,721 and $9,415,450, respectively, and for the three months ended August 31, 2017, the Company had a net loss of $1,164,977. The Company utilized $3,936,796 and $4,279,100 of cash for operating activities for the years ended May 31, 2017 and 2016, respectively, and $880,125 during the three months ended August 31, 2017. As of August 31, 2017, the Company had cash and cash equivalents of $477,258 and negative net working capital of $89,384. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2017. This Report should be read in conjunction with the Company’s Annual Report.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2017 and August 31, 2016, the Company had potentially dilutive securities consisting of 3,980,543 and 3,982,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $0 and $180,333 and is included in operating expenses for the three months ended August 31, 2017 and August 31, 2016, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of August 31, 2017 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

At August 31, 2017, there were 4,180,543 stock options outstanding, of which 3,980,543 were exercisable.  At August 31, 2017, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $0.  The remaining options will be valued once they vest upon the future events. The Company did not grant any options during the three months ended August 31, 2017, and 400,000 options expired.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition. The Company does not believe that accounting standards currently adopted will have a material effect on the accompanying financial statements.

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

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY (Continued)

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, the Company borrowed an aggregate of $3,980,000.

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a 2018 Note. The Security Agreement was also amended and restated to also secure the Company’s obligations under all 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

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

As of August 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,950,000. During the three months ended August 31, 2017, the Company borrowed an aggregate of $870,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, and $290,000 on August 10, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

NOTE 7. SUBSEQUENT EVENTS

On September 15, 2017, the Company borrowed an additional $290,000 under the terms of the Fourth Amended and Restated Agreement and issued Niobe a 2018 Note with a maturity date of September 1, 2018 for the loan in the same principal amount.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment is currently continuing in both studies in the third cohorts at an increased dose. In August 2017, the FDA’s Office of Orphan Product Development (OOPD) awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, we borrowed an aggregate of $3,980,000.

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On June 15, 2017, July 10, 2017 and August 10, 2017, we borrowed $290,000, $290,000 and $290,000, respectively, under the 2014 Credit Facility pursuant to the Fourth Amended and Restated Agreement and issued Niobe a new 2018 Note for each borrowing in the same principal amount of each loan.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018 to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

As of August 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,950,000. During the three months ended August 31, 2017, the Company borrowed an aggregate of $870,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, and $290,000 on August 10, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

On September 15, 2017, we borrowed an additional $290,000 under the terms of the Fourth Amended and Restated Agreement and issued Niobe a 2018 Note with a maturity date of September 1, 2018 (a “New 2018 Note”) for the loan in the same principal amount.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment is continuing in both studies in the third cohorts at an increased dose. In August 2017, OOPD awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

Manufacturing

We currently contract the manufacturing of our lead drug substance PRTX-100 to Eurogentec S.A. in Belgium where it is produced under Current Good Manufacturing Practice, or cGMP, conditions. Specifically, we contract with Eurogentec for the manufacture of additional bulk drug substance (our “active pharmaceutical ingredients”) (“API”), which we believe is in sufficient supply for completion of our current clinical studies. The stability testing and packaging of the final drug product for clinical supplies is performed by Eurogentec. The packaging of the final drug product is conducted at separate FDA-approved facilities. These companies, in the aggregate, have provided the drug product for both toxicological testing and clinical supplies. We believe that this entire process is scaleable to commercial production but will require additional manufacturing resources. The original three clinical trials of PRTX-100 were conducted with a liquid formulation and all subsequent studies have utilized a newer lyophilized formulation designed to achieve better stability and longer product shelf-life. Compared to therapeutic doses of other biologic products used to treat RA and ITP, we believe the overall costs for these proposed therapeutic doses of PRTX-100 are significantly less due to the low dose and the simplicity of drug substance manufacture.

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

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis (MG), chronic idiopathic demyelinating polyneuropathy, and pemphigus. We recently completed a study of PRTX-100 in an animal model of MG and expect to initiate a second confirmatory study and have top-line results in the 1st quarter of 2018. MG is an autoimmune disorder caused by anti-self antibodies that react with the neuromuscular junction causing muscle weakness and fatigability.

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®.  According to each company’s 2016 annual report, Enbrel generated revenues of approximately $8.9 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $8.2 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of over $16 billion for Humira.  For other TNF inhibitors, Cimzia generated revenues of $1.4 billion for UCB; Simponi generated revenues of $2.5 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $2.3 billion for Bristol Myers Squibb.  Kineret generated revenues of $114 million in sales for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014.  Actemra generated revenues of $1.7 billion for Roche. Also for Roche, Rituxan earned $1.5 billion for the treatment of RA alone, and billions more for other indications. Xeljanz nearly doubled its earnings for Pfizer from $523 million in 2015 to $927 million in 2016. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

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

In August 2017, the OOPD awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

Results of Operations

For the Three Months Ended August 31, 2017 and August 31, 2016

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $681,829 and $448,981 for the three months ended August 31, 2017 and August 31, 2016, respectively.  The increase in R&D expenses for the three month period ended August 31, 2017 compared to the same prior year period was due to an increase in clinical activities associated with the ITP study and an increase in production of drug material and drug product.

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

Administrative Expenses - Administrative expenses were $142,390 and $357,936 for the three months ended August 31, 2017 and August 31, 2016, respectively.  The decrease in administrative expenses for the three month period ended August 31, 2017 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $182,943 and $331,907 for the three months ended August 31, 2017 and August 31, 2016, respectively. The decrease for the three month period ended August 31, 2017 was principally due to the non-recurring nature of fundraising expenses incurred in the three months ended August 31, 2016.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2017 was $100,351,226 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

As of May 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,080,000. During the year ended May 31, 2017, we borrowed an aggregate of $3,980,000.

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On June 15, 2017, July 10, 2017 and August 10, 2017, we borrowed $290,000, $290,000 and $290,000, respectively, under the 2014 Credit Facility pursuant to the Fourth Amended and Restated Agreement and issued Niobe a new 2018 Note for each borrowing in the same principal amount of each loan.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018 to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

As of August 31, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $11,950,000. During the three months ended August 31, 2017, the Company borrowed an aggregate of $870,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, and $290,000 on August 10, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

Subsequent Events

On September 15, 2017, we borrowed an additional $290,000 under the terms of the Fourth Amended and Restated Agreement and issued Niobe a New 2018 Note for the loan in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2017 and August 31, 2016 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of August 31, 2017, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Final Form of the Fourth Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 1, 2017	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on August 23, 2017.

10.2	Final Form of the Sixth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 1, 2017	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on August 23, 2017.

10.3	Second Consolidated and Secured Notes Modification Agreement between the Company and Niobe dated August 22, 2017	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on August 23, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 11, 2017	PROTALEX, INC.

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 11, 2017
	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)