Form 10-Q
period 2017-11-30
PROTALEX INC
filed 2018-01-10
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of January 10, 2018: 28,767,582 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended November 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2017	2017
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$258,215	$487,383
Prepaid expenses	134,125	107,209
Total current assets	392,340	594,592

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $17,658 and $17,148 as of November 30, 2017 and May 31, 2017, respectively	1,877	2,387

Total other assets	1,877	2,387

Total Assets	$394,217	$596,979

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$507,049	$489,029
Accrued expenses	37,107	57,786
Senior Secured Note – related party	21,949,366	0
Senior Secured Note Accrued Interest – related party	1,809,792	0

Total current liabilities	24,303,314	546,815

LONG TERM LIABILITIES:
Senior Secured Note – related party	0	20,299,366
Senior Secured Note Accrued Interest – related party	0	1,490,416
Total liabilities	24,303,314	22,336,597

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 28,767,582 and 28,767,582 shares issued and outstanding, respectively	288	288
Additional paid in capital	77,446,343	77,446,343
Accumulated deficit	(101,355,728)	(99,186,249)
Total stockholders’ (deficit)	(23,909,097)	(21,739,618)
Total liabilities and stockholders’ (deficit)	$394,217	$596,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development	548,050	475,859	1,229,879	924,839
Administrative	153,288	94,479	295,678	452,416
Professional fees	141,095	214,132	324,038	546,038
Depreciation and amortization	255	255	510	510
Operating loss	(842,688)	(784,725)	(1,850,105)	(1,923,803)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(161,815)	(135,467)	(319,376)	(264,807)
Loss before income taxes	(1,004,502)	(920,191)	(2,169,479)	(2,188,608)
Provision for income taxes	0	0	0	0
Net loss	$(1,004,502)	$(920,191)	$(2,169,479)	$(2,188,608)
Weighted average number of common shares outstanding	28,767,582	28,767,582	28,767,582	28,767,582
Loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,169,479)	$(2,188,608)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	510	510
Equity based expense	0	180,333
(Increase)/decrease in:
Prepaid expenses and deposits	(26,916)	(109,097)
Increase/(decrease) in:
Accounts payable and accrued expenses	316,717	256,233
Net cash and cash equivalents used in operating activities	(1,879,168)	(1,860,629)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	1,650,000	2,130,000
Net cash and cash equivalents provided by financing activities	1,650,000	2,130,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(229,168)	269,371
Cash and cash equivalents, beginning of period	487,383	444,179
Cash and cash equivalents, ending of period	$258,215	$713,550

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
NON-CASH FINANCING ACTIVITIES:
Conversion of debt for equity	$0	$0

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through November 30, 2017, the Company has incurred an accumulated deficit of $101,355,728. For the years ended May 31, 2017 and 2016, the Company had net losses of $4,563,721 and $9,415,450, respectively, and for the six months ended November 30, 2017, the Company had a net loss of $2,169,479. The Company utilized $3,936,796 and $4,279,100 of cash for operating activities for the years ended May 31, 2017 and 2016, respectively, and $1,879,168 during the six months ended November 30, 2017. As of November 30, 2017, the Company had cash and cash equivalents of $285,215 and negative net working capital of $23,910,974. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of November 30, 2017 and November 30, 2016, the Company had potentially dilutive securities consisting of 4,180,543 and 3,982,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $0 and $180,333 and is included in operating expenses for the six months ended November 30, 2017 and November 30, 2016, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of November 30, 2017 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

At November 30, 2017, there were 4,180,543 stock options outstanding, of which 3,980,543 were exercisable.  At November 30, 2017, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $0.  The remaining options will be valued once they vest upon the future events. The Company did not grant any options during the six months ended November 30, 2017, and 400,000 options expired.

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

As of November 30, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $12,730,000. During the six months ended November 30, 2017, the Company borrowed an aggregate of $1,650,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017 and $200,000 on November 17, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under all such notes are secured by the Security Agreement, as amended.

NOTE 7. SUBSEQUENT EVENTS

On December 15, 2017, the Company borrowed an additional $200,000 under the terms of the Fourth Amended and Restated Agreement and issued Niobe a 2018 Note with a maturity date of September 1, 2018 for the loan in the same principal amount.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment is continuing in both studies at an increased dose in the fourth cohort in the PRTX-100-202 Study and in the fifth and final cohort in the PRTX-100-203 Study in the United Kingdom (UK). In August 2017, the FDA’s Office of Orphan Product Development (OOPD) awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the first two cohorts of the PRTX-100-202 Study has had a platelet response per protocol. Enrollment is continuing for patients in the fourth cohort in the PRTX-100-202 Study at an increased dose.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Two patients in the PRTX-100-203 Study have had a platelet response per protocol. Enrollment is continuing for patients in the fifth and final cohort in the PRTX-100-203 Study at an increased dose.

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

As of November 30, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $12,730,000. During the six months ended November 30, 2017, we borrowed an aggregate of $1,650,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017 and $200,000 on November 17, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

On December 15, 2017, we borrowed an additional $200,000 under the terms of the Fourth Amended and Restated Agreement and issued Niobe a 2018 Note with a maturity date of September 1, 2018 for the loan in the same principal amount.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment is continuing in both studies at an increased dose in the fourth cohort in the PRTX-100-202 Study and in the fifth and final cohort in the PRTX-100-203 Study in the UK. In August 2017, OOPD awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the first two cohorts of the PRTX-100-202 Study has had a platelet response per protocol. Enrollment is continuing for patients in the fourth cohort in the PRTX-100-202 Study at an increased dose.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Two patients in the PRTX-100-203 Study have had a platelet response per protocol. Enrollment is continuing for patients in the fifth and final cohort in the PRTX-100-203 Study at an increased dose.

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

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis (MG), chronic idiopathic demyelinating polyneuropathy, and pemphigus. We recently initiated a second confirmatory study of PRTX-100 in an animal model of MG and expect to have top-line results in the 1st quarter of 2018. MG is an autoimmune disorder caused by anti-self antibodies that react with the neuromuscular junction causing muscle weakness and fatigability.

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

Our success will depend on our ability to maintain our trade secrets and proprietary technology in the United States and in other countries.

The table below provides a list of our issued patents:

Patent Title	Number	Expiration Date
Protein A Compositions and Methods of Use	U.S. Patent No. 7,211,258	Nov. 6, 2022
Protein A Methods of Use	U.S. Patent No. 7,425,331	Nov. 6, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 7,807,170	April 10, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 8,168,189	June 16, 2022
Protein A Compositions and Methods of Use	U.S. Patent No. 8,603,486	April 10, 2022
Protein A Compositions and Methods of Use	European Patent No. 2570136	March 6, 2023
Protein A Composition and Method of Use	Japanese Patent No. 5523796	March 6, 2023
Protein A Compositions and Methods of Use	U.S. Patent No. 9,370,552	November 6, 2022
Protein A Compositions and Methods of Use	European Patent No. 2,206,511	September 13, 2025
Protein A Compositions and Methods of Use	Canadian Patent No. 2,894,098	March 6, 2023
Protein A Compositions and Methods of Use	Canadian Patent No. 2,481,282	March 6, 2023
Protein A Compositions and Methods of Use	European Patent No. 1,499,345	March 6, 2023
Protein A Compositions and Methods of Use	Hong Kong Patent No. 1145805B	September 13, 2025

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

Results of Operations

For the Three Months Ended November 30, 2017 and November 30, 2016

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $548,050 and $475,859 for the three months ended November 30, 2017 and November 30, 2016, respectively.  The increase in R&D Expenses for the three month period ended November 30, 2017 compared to the three month period ended November 30, 2016 was primarily the result of an increase in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $153,288 and $94,479 for the three months ended November 30, 2017 and November 30, 2016, respectively.  The increase in administrative expenses for the three month period ended November 30, 2017 compared to the same prior year period was due to an increase in rent and travel related expenses.

Professional Fees - Professional expenses were $141,095 and $214,132 for the three months ended November 30, 2017 and November 30, 2016, respectively. The decrease for the three month period ended November 30, 2017 was principally due to a decrease in legal fees.

For the Six Months Ended November 30, 2017 and November 30, 2016

Research and Development Expenses - R&D Expenses were $1,229,879 and $924,839 for the six months ended November 30, 2017 and November 30, 2016, respectively.  The increase in R&D Expenses for the six month period ended November 30, 2017 compared to the six month period ended November 30, 2016 was primarily the result of an increase in the activities associated with the manufacturing of PRTX-100 as well as clinical activities associated with our ITP studies.

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

Administrative Expenses - Administrative expenses were $295,678 and $452,416 for the six months ended November 30, 2017 and November 30, 2016, respectively.  The decrease in administrative expenses for the six month period ended November 30, 2017 compared to the same prior year period was due to a decrease in stock compensation expense.

Professional Fees - Professional expenses were $324,038 and $546,038 for the six months ended November 30, 2017 and November 30, 2016, respectively. The decrease for the six month period ended November 30, 2017 was principally due to a decrease in legal and banking fees related to our filing of Amendment #1 to the Registration Statement on Form S-1 in June 2016.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through November 30, 2017 was $101,355,728 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

As of November 30, 2017, the outstanding principal balance under the 2014 Credit Facility totaled $12,730,000. During the six months ended November 30, 2017, we borrowed an aggregate of $1,650,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017 and $200,000 on November 17, 2017. Payment of the principal and accrued interest on all outstanding notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under all such notes are secured by the Security Agreement, as amended.

Subsequent Events

On December 15, 2017, we borrowed an additional $200,000 under the terms of the Fourth Amended and Restated Agreement and issued Niobe a 2018 Note with a maturity date of September 1, 2018 for the loan in the same principal amount.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the six months ended November 30, 2017 and November 30, 2016 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Off-Balance Sheet Arrangements

As of November 30, 2017, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Date: January 10, 2018	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: January 10, 2018
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)