Form 10-Q
period 2018-02-28
PROTALEX INC
filed 2018-04-13
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of April 13, 2018: 47,325,387 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended February 28, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2018	2017
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,440,866	$487,383
Prepaid expenses	107,847	107,209
Total current assets	1,548,713	594,592

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $17,913 and $17,148 as of February 28, 2018 and May 31, 2017, respectively	1,622	2,387

Total other assets	1,622	2,387

Total Assets	$1,550,335	$596,979

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$719,066	$489,029
Accrued expenses	47,859	57,786

Total current liabilities	766,925	546,815

LONG TERM LIABILITIES:
Senior Convertible Debt - net of discount ($1,425,000 face value less Senior Convertible Debt Discount of $1,425,000 at February 28, 2018 and $0 Debt and $0 Discount at May 31, 2017)	0	0
Senior Secured Note – related party	0	20,299,366
Senior Secured Note Accrued Interest – related party	1,974,349	1,490,416
Total liabilities	2,741,274	22,336,597

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001,
100,000,000 shares authorized; 47,325,387 and 28,767,582 shares issued and outstanding, respectively	474	288
Additional paid in capital	101,885,724	77,446,343
Accumulated deficit	(103,077,137)	(99,186,249)
Total stockholders’ (deficit)	(1,190,939)	(21,739,618)
Total liabilities and stockholders’ (deficit)	$1,550,335	$596,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017	Nine Months Ended February 28, 2018	Nine Months Ended February 28, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0
Operating Expenses
Research and development	536,815	814,002	1,766,693	1,738,842
Administrative	867,839	127,616	1,163,517	580,031
Professional fees	151,943	178,588	475,981	724,626
Depreciation and amortization	255	255	765	765
Operating loss	(1,556,852)	(1,120,461)	(3,406,956)	(3,044,264)

Other income (expense)
Interest income	1	1	2	2
Interest expense	(164,558)	(141,400)	(483,934)	(406,207)
Loss before income taxes	(1,721,409)	(1,261,860)	(3,890,888)	(3,450,469)
Provision for income taxes	0	0	0	0
Net loss	$(1,721,409)	$(1,261,860)	$(3,890,888)	$(3,450,469)
Weighted average number of common shares outstanding	28,976,097	28,767,582	28,835,809	28,767,582
Loss per common share – basic and diluted	$(0.06)	$(0.04)	$(0.13)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For Nine Months Ended February 28, 2018

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, May 31, 2017	28,767,582	$288	$77,446,343	$(99,186,249)	$(21,739,618)

Equity based expense	-	-	745,200	-	745,200
Beneficial conversion feature	-	-	1,425,000	-	1,425,000
Debt to Equity	18,557,805	186	22,269,181	-	22,269,367
Net loss	-	-	-	(3,890,888)	(3,890,888)
Balance, February 28, 2018 (unaudited)	47,325,387	$474	$101,885,724	$(103,077,137)	$(1,190,939)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,890,888)	$(3,450,469)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	765	765
Equity based expense	745,200	180,333
(Increase)/decrease in:
Prepaid expenses and deposits	(638)	(85,596)
Increase/(decrease) in:
Accounts payable and accrued expenses	704,044	381,750
Net cash and cash equivalents used in operating activities	(2,441,517)	(2,973,217)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Convertible Notes	1,425,000	-
Proceeds from Related Party Senior Secured Notes	1,970,000	3,110,000
Net cash and cash equivalents provided by financing activities	3,395,000	3,110,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	953,483	136,783
Cash and cash equivalents, beginning of period	487,383	444,179
Cash and cash equivalents, ending of period	$1,440,866	$580,962

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0
Conversion of Related Party Senior Secured Notes	22,269,367	-

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through February 28, 2018, the Company has incurred an accumulated deficit of $103,077,137. For the years ended May 31, 2017 and 2016, the Company had net losses of $4,563,721 and $9,415,450, respectively, and for the nine months ended February 28, 2018, the Company had a net loss of $3,890,888. The Company utilized $3,936,796 and $4,279,100 of cash for operating activities for the years ended May 31, 2017 and 2016, respectively, and $2,441,517 during the nine months ended February 28, 2018. As of February 28, 2018, the Company had cash and cash equivalents of $1,440,866 and net working capital of $781,788. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

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

The Company will require additional working capital to support its operations. The most likely sources of additional financing include the sale of the Company’s equity or debt securities. There is no assurance that additional capital that is required by the Company will be available on reasonable terms, or at all.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of February 28, 2018 and February 28, 2017, the Company had potentially dilutive securities consisting of 9,316,018 (Senior Convertible Notes of 2,375,475 and 6,940,543 of stock options) and 3,980,543 stock options, respectively.

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

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $745,200 and $180,333 and is included in operating expenses for the nine months ended February 28, 2018 and February 28, 2017, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of February 28, 2018 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (SAB) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

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

At February 28, 2018, there were 6,940,543 stock options outstanding, of which 5,360,543 were exercisable.  At February 28, 2018, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $745,200. The Company granted 2,760,000 stock options with an exercise price of $0.54 per share during the nine months ended February 28, 2018, and 400,000 options expired.

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

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY

As of May 31, 2017, the outstanding principal balance under the Senior Secured Debt to Niobe totaled $20,299,366, including $9,219,366 under a consolidated note issued to Niobe on October 11, 2013 and $11,080,000 under the 2014 Credit Facility from Niobe (the “2014 Credit Facility”).

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to the Company to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum which matures on March 31, 2018 (each a “2018 Note”). The Security Agreement was also amended and restated to also secure the Company’s obligations under all 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, the Company and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018 to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

During the nine months ended February 28, 2018, the Company borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering described below, the outstanding principal balance under the 2014 Credit Facility totaled $13,050,000.

On February 28, 2018, the Company raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were payable in connection with the Offering which was principally sold to existing stockholders of the Company. Proceeds of the Offering will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of Common Stock (defined below) at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of the Company’s common stock, par value $.00001 per share (“Common Stock”) for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by the Company from Niobe for nominal consideration ($.01 per share) pursuant to a mandatory call agreement, entered into in connection with the Offering (the “Call Agreement”). As a result, for each $1,000 of principal or interest converted, the Company will issue approximately 1,667 new shares. Accordingly, the effective conversion price for the Company will be approximately $0.60 per share of Common Stock, with Niobe incurring substantially all of the associated dilution. The closing price of per share of Common Stock on the date of the Offering was $0.45.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY (Continued)

The Company evaluated the conversion feature of the Senior Notes and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 28, 2018, the date of issuance of the Senior Notes, the fair market value of Common Stock was $0.45 per share. The Company determined the allocation to the conversion feature to be $1.425 million, which reduced the face amount of the Senior Notes carried on the Company’s balance sheet to -$0-. This discount will be amortized over 60 months and will serve to increase the interest expense of the Senior Notes during the term of such notes.

In addition, as a condition to the consummation of the Offering, on February 28, 2018 the Company and Niobe entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,366 of outstanding notes due September 30, 2018 (the aggregate outstanding principal balance under the Senior Secured Debt to Niobe as of February 28, 2018) into 18,557,805 shares of Common Stock at a conversion price of $1.20 per share. Consequently, other than the Senior Notes issued in the Offering, the only remaining indebtedness on the Company’s balance sheet at February 28, 2018 is approximately $1,974,000, representing the accrued but unpaid interest on the notes converted by Niobe.

The foregoing purchases of securities were for investment and not with a view for distribution. The securities were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under Sections 4(a)(2) and 4(a)(5) thereof. All of the securities issued are restricted securities, bear a restrictive legend and will be subject to stop transfer restrictions.

NOTE 7. SUBSEQUENT EVENTS

On March 13, 2018, the Company raised an additional $50,000 in the Offering and issued a Senior Note in the principal amount of $50,000 to an accredited investor. In connection with the foregoing, on March 13, 2018, the Call Agreement was amended and restated to also include two-thirds of the shares issuable upon the conversion of this Senior Note.

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

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment is continuing in the PRTX-100-202 Study in the U.S. and the United Kingdom (UK) and in the PRTX-100-203 Study in the UK. In August 2017, the FDA’s Office of Orphan Product Development (OOPD) awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP. We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the first two cohorts of the PRTX-100-202 Study has had a platelet response per protocol. Enrollment is continuing for patients in the fourth cohort in the PRTX-100-202 Study at an increased dose at study sites in both the U.S. and the UK.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Two patients in the PRTX-100-203 Study have had a platelet response per protocol. Following the recommendation of our Safety and Monitoring Committee upon evaluating safety data from the fifth dosage cohort of 24 mg/kg, enrollment is continuing in the UK for up to three additional patients in the 18 mg/kg dosage cohort.

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

As of May 31, 2017, the outstanding principal balance under the Senior Secured Debt to Niobe totaled $20,299,366, including $9,219,366 under the Consolidated Note and $11,080,000 under the 2014 Credit Facility.

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement is represented by a 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018 to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

During the nine months ended February 28, 2018, we borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering (described below), the outstanding principal balance under the 2014 Credit Facility totaled $13,050,000.

On February 28, 2018, we raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were payable in connection with the Offering which was principally sold to our existing stockholders. Proceeds of the Offering will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of common of stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of our common stock for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by us from Niobe for nominal consideration ($.01 per share) pursuant to a mandatory call agreement entered into in connection with the Offering (the “Call Agreement”). As a result, for each $1,000 of principal or interest converted, we will issue approximately 1,667 new shares. Accordingly, our effective conversion price will be approximately $0.60 per share of common stock, with Niobe incurring substantially all of the associated dilution. The closing price of per share of common stock on the date of the Offering was $0.45.

We evaluated the conversion feature of the Senior Notes and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 28, 2018, the date of issuance of the Senior Notes, the fair market value of Common Stock was $0.45 per share. We determined the allocation to the conversion feature to be $1.425 million, which reduced the face amount of the Senior Notes carried on our balance sheet to -$0-. This discount will be amortized over 60 months and will serve to increase the interest expense of the Senior Notes during the term of such notes.

In addition, as a condition to the consummation of the Offering, on February 28, 2018 we entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,366 of outstanding notes due September 30, 2018 (the aggregate outstanding principal balance under the Consolidated Note and the 2014 Credit Facility as of February 28, 2018) into 18,557,805 shares of common stock at a conversion price of $1.20 per share. Consequently, other than the Senior Notes issued in the Offering, the only remaining indebtedness on our balance sheet at February 28, 2018 is approximately $1,974,000, representing the accrued but unpaid interest on the notes converted by Niobe.

All of the securities issued in the aforementioned financings were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and/or 4(a)(5) and Rule 506 of Regulation D thereof.  The offer, sale and issuance of such securities were made without general solicitation or advertising. The securities were offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Act.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment is continuing in the PRTX-100-202 Study at study sites in both the U.S. and the UK and the PRTX-100-203 Study in the UK. In August 2017, OOPD awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. One patient in each of the first two cohorts of the PRTX-100-202 Study has had a platelet response per protocol. Enrollment is continuing for patients in the fourth cohort in the PRTX-100-202 Study at an increased dose at study sites in both the U.S. and the UK.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Two patients in the PRTX-100-203 Study have had a platelet response per protocol. Following the recommendation of our Safety and Monitoring Committee upon evaluating safety data from the fifth dosage cohort of 24 mg/kg, enrollment is continuing for up to three additional patients in the 18 mg/kg dosage cohort.

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

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis (MG), chronic idiopathic demyelinating polyneuropathy, and pemphigus. We recently completed a second confirmatory study of PRTX-100 in an animal model of MG and expect to have top-line results in the 2nd quarter of 2018. MG is an autoimmune disorder caused by anti-self antibodies that react with the neuromuscular junction causing muscle weakness and fatigability.

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

Results of Operations

For the Three Months Ended February 28, 2018 and February 28, 2017

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $536,815 and $814,002 for the three months ended February 28, 2018 and February 28, 2017, respectively.  The decrease in R&D Expenses for the three month period ended February 28, 2018 compared to the three month period ended February 28, 2017 was primarily the result of a decrease in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $867,839 and $127,616 for the three months ended February 28, 2018 and February 28, 2017, respectively.  The increase in administrative expenses for the three month period ended February 28, 2018 compared to the same prior year period was due to an increase in stock compensation expense.

Professional Fees - Professional expenses were $151,943 and $178,588 for the three months ended February 28, 2018 and February 28, 2017, respectively. The decrease for the three month period ended February 28, 2018 was principally due to a decrease in legal fees.

For the Nine Months Ended February 28, 2018 and February 28, 2017

Research and Development Expenses - R&D Expenses were $1,766,693 and $1,738,842 for the nine months ended February 28, 2018 and February 28, 2017, respectively.  The decrease in R&D Expenses for the nine month period ended February 28, 2018 compared to the nine month period ended February 28, 2017 was primarily the result of a decrease in the activities associated with the manufacturing of PRTX-100.

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

Administrative Expenses - Administrative expenses were $1,163,517 and $580,031 for the nine months ended February 28, 2018 and February 28, 2017, respectively.  The increase in administrative expenses for the nine month period ended February 28, 2018 compared to the same prior year period was due to an increase in stock compensation expense.

Professional Fees - Professional expenses were $475,981 and $724,626 for the nine months ended February 28, 2018 and February 28, 2017, respectively. The decrease for the nine month period ended February 28, 2018 was principally due to a decrease in legal and banking fees related to our filing of Amendment #1 to the Registration Statement on Form S-1 in June 2016.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through February 28, 2018 was $103,077,137 and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

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

As of May 31, 2017, the outstanding principal balance under the Senior Secured Debt to Niobe totaled $20,299,366, including $9,219,366 under the Consolidated Note and $11,080,000 under the 2014 Credit Facility.

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement is represented by a 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from the current maturity date of March 31, 2018 to a new maturity date of September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

During the nine months ended February 28, 2018, we borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering (described below), the outstanding principal balance under the 2014 Credit Facility totaled $13,050,000.

On February 28, 2018, we raised an aggregate of $1.425 million from eight accredited investors in the Offering of Senior Notes. No commissions were payable in connection with the Offering which was principally sold to our existing stockholders. Proceeds of the Offering will be used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of common of stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of our common stock for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by us from Niobe for nominal consideration ($.01 per share) pursuant to the Call Agreement. As a result, for each $1,000 of principal or interest converted, we will issue approximately 1,667 new shares. Accordingly, the effective conversion price will be approximately $0.60 per share of common stock, with Niobe incurring substantially all of the associated dilution. The closing price of per share of common stock on the date of the Offering was $0.45.

We evaluated the conversion feature of the Senior Notes and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature. On February 28, 2018, the date of issuance of the Senior Notes, the fair market value of Common Stock was $0.45 per share. We determined the allocation to the conversion feature to be $1.425 million, which reduced the face amount of the Senior Notes carried on our balance sheet to -$0-. This discount will be amortized over 60 months and will serve to increase the interest expense of the Senior Notes during the term of such notes.

In addition, as a condition to the consummation of the Offering, on February 28, 2018 Niobe converted $22,269,366 of outstanding notes due September 30, 2018 (the aggregate outstanding principal balance under the Consolidated Note and the 2014 Credit Facility as of February 28, 2018) into 18,557,805 shares of common stock at a conversion price of $1.20 per share. Consequently, other than the Senior Notes issued in the Offering, the only remaining indebtedness on our balance sheet at February 28, 2018 is approximately $1,974,000, representing the accrued but unpaid interest on the notes converted by Niobe.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the nine months ended February 28, 2018 and February 28, 2017 have resulted primarily from research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in this fiscal year and beyond due to continuing research and development activities.

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

Subsequent Events

On March 13, 2018, we raised an additional $50,000 in the Offering and issued a Senior Note in the principal amount of $50,000 to an accredited investor. In connection with the foregoing, on March 13, 2018, the Call Agreement was amended and restated to also include two-thirds of the shares issuable upon the conversion of this Senior Note.

Off-Balance Sheet Arrangements

As of February 28, 2018, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2018 and March 13, 2018, we raised an aggregate of $1.475 million ($1.425 million as of February 28, 2018) from nine accredited investors in the Offering of Senior Notes. The Senior Notes are convertible into shares of common of stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of our common stock for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by us from Niobe for nominal consideration ($.01 per share) pursuant to the Call Agreement, as amended on March 13, 2018. As a result, for each $1,000 of principal or interest converted, we will issue approximately 1,667 new shares. Accordingly, the effective conversion price will be approximately $0.60 per share of common stock, with Niobe incurring substantially all of the associated dilution. The closing price of per share of common stock on the date of the Offering was $0.45.

The Senior Notes were sold for investment and not with a view for distribution. The Senior Notes were issued without registration under the Act pursuant to the exemptions provided under Sections 4(a)(2) and 4(a)(5), and Rule 506 of Regulation D thereof. All of the Senior Notes issued are restricted securities, bear a restrictive legend and will be subject to stop transfer restrictions.

ITEM 6.  EXHIBITS

Exhibit
No.	Description
4.1	Final form of the 10% Senior Convertible Note, due February 28, 2023 (included as Exhibit A in Exhibit 10.1).	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018.
10.1	Final Form of the Securities Purchase Agreement dated February 28, 2018 (including Form of the 10% Senior Convertible Note, due February 28, 2023).	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018.
10.2	Final Form of Exchange Agreement dated February 28, 2018.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 6, 2018.
10.3	Final Form of the Amended & Restated Call Agreement dated March 13, 2018.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2018	PROTALEX, INC.

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: April 13, 2018
	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)