Form 10-K
period 2018-05-31
PROTALEX INC
filed 2018-09-11
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☑	Smaller Reporting Company☑
Emerging growth company☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $6.8 million as of November 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of September 11, 2018 was 47,325,387.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTALEX, INC.

FORM 10-K

May 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	our ability to raise additional capital and continue our product development efforts;

•	the status and anticipated timing of regulatory review and approval, if any, for our products; candidates;

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us;

•	anticipated clinical trial results and regulatory submission dates for our product candidates;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	estimates of the market opportunity and the commercialization plans for our product candidates;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products; and

•	our ability to acquire or in-license products or product candidates.

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

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, a new generation immunomodulatory therapy, is a highly-purified form of Staphylococcal protein A, which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in eight clinical studies and was granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP.

We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable. In order to continue our research and development program and commercialization efforts we will require substantial additional working capital. We currently have no agreements, commitments or understandings with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment has been completed in both the PRTX-100-202 Study in the U.S. and the United Kingdom (UK) and in the PRTX-100-203 Study in the UK during the past quarter. In August 2017, the FDA’s Office of Orphan Product Development (OOPD) awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. Enrollment was completed in the PRTX-100-202 Study this past quarter. A total of 13 patients completed the PRTX-100-202 Study up through the fourth dosage cohort (12 mg/kg) with 2 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-202 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Enrollment was completed in the PRTX-100-203 Study this past quarter. A total of 15 patients completed the PRTX-100-203 Study up through the fifth dosage cohort (24 mg/kg) with 3 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-203 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

Change in Control and Incremental Financing Transactions

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development. Our business was dormant until current management took control of our operations in November 2009 following the change in control transaction more fully described below.

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction (the “Financing”) in which we raised $3 million of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our common stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our common stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our common stock.

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

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of our common stock after taking into account all outstanding shares of our common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of our common stock.

In 2012, from February 1, 2012 through December 3, 2012, we raised an aggregate of $3.5 million of additional working capital pursuant to four loans from Niobe and issued to Niobe four secured promissory notes in the same aggregate principal amount, hereinafter referred to as the “2012 Secured Notes.”

In 2013, from January 18, 2013 through August 27, 2013, we raised an aggregate of $5.5 million of additional working capital pursuant to three loans from Niobe and issued to Niobe three secured promissory notes in the same aggregate principal amount, hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represented a total of $9 million of loans from Niobe, hereinafter referred to as the “Secured Notes.”

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on the notes from their respective dates of issuance.  The terms of the Consolidated Note were identical to the Secured Notes except that: (a) the maturity date was September 1, 2015, which was after the latest maturity date of any of the Secured Notes; and (b) it provided for partial mandatory repayment in the event we received aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds (the “Mandatory Repayment”).  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements, our obligations under the Consolidated Note were secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of our common stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing were used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us, subject to certain exceptions, including a registration statement filed in connection with a primary offering.

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we were able to borrow up to an additional $5.0 million from Niobe, in the form of secured loans at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement were represented by a senior secured promissory note bearing interest at a rate of 3% per annum maturing on September 1, 2016 (each an “Original Note”). Our obligations under each Original Note have been secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

In addition, on November 4, 2014, we entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note, as modified in October 2014, was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 million. As a result, partial prepayment would have been triggered in the event of a Liquidity Event in which we received gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum maturing on September 1, 2017 (each a “New Note”). In addition, the Security Agreement was also amended and restated to secure our obligations under all the Original Notes and all the New Notes.

On June 30, 2016, the 2014 Credit Facility was again amended to increase the funds available for loans to us to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement was represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of June 30, 2016 and all the New Notes issued pursuant to the Second Amended and Restated Agreement.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

On October 31, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $11.25 million and to extend the expiration date of the facility to June 15, 2017 (the “Third Amended and Restated Agreement”). Each loan under the Third Amended and Restated Agreement was represented by a senior secured promissory note bearing interest at a rate of 3% per annum maturing on March 31, 2018 (each a “2018 Note”). The Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, we and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

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

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement was represented by a 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from March 31, 2018 to September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

During the year ended May 31, 2018, we borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering described below, the outstanding principal balance under the 2014 Credit Facility totaled $13.05 million.

On February 28, 2018, we raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were payable in connection with the Offering which was principally sold to our existing stockholders. Proceeds of the Offering are being used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of our common stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of our common stock for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by us from Niobe for nominal consideration ($.01 per share) pursuant to a mandatory call agreement entered into in connection with the Offering (the “Call Agreement”). As a result, for each $1,000 of principal or interest converted, we will issue approximately 1,667 new shares. Accordingly, our effective conversion price will be approximately $0.60 per share of our common stock, with Niobe incurring substantially all of the associated dilution. The closing price per share of our common stock on the date of the Offering was $0.45.

On March 13, 2018, we raised an additional $50,000 in the Offering and issued a Senior Note in the principal amount of $50,000 to an accredited investor. In connection with the foregoing, on March 13, 2018, the Call Agreement was amended and restated to also include two-thirds of the shares issuable upon the conversion of this Senior Note.

In addition, as a condition to the consummation of the Offering, on February 28, 2018, we entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,367 of outstanding notes due September 30, 2018 (the aggregate of the outstanding principal balance under the Consolidated Note and the 2014 Credit Facility) into 18,557,805 shares of our common stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354 which was recognized against equity and had no impact on the Statement of Operations. Consequently, at May 31, 2018, the only remaining indebtedness due on the Consolidated Note and the 2014 Credit Facility was $1,989,322, representing the accrued but unpaid interest on the notes converted by Niobe, which was evidenced by a promissory note bearing interest at a rate of 3% per annum and maturing on March 31, 2023. Payment of the accrued interest on the Consolidated Note and all the notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under such notes are secured by the Security Agreement.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment was completed in both studies at different dosage cohorts this past quarter. In August 2017, OOPD awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. Enrollment was completed in the PRTX-100-202 Study this past quarter. A total of 13 patients completed the PRTX-100-202 Study up through the fourth dosage cohort (12 mg/kg) with 2 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-202 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Enrollment was completed in the PRTX-100-203 Study this past quarter. A total of 15 patients completed the PRTX-100-203 Study up through the fifth dosage cohort (24 mg/kg) with 3 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-203 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

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

ITP has no known cure, and relapses may occur years after seemingly successful medical or surgical management. If the patient’s condition does not improve with the use of prednisone, a corticosteroid drug that is the first line therapy for ITP, other treatments may include: danazol (Danocrine), a drug taken by mouth; infusions of high-dose gamma globulin (an immune factor); drugs that suppress the immune system; anti-RhD therapy for people with certain blood types; and newer agents like romiplostim (Nplate) and eltrombopag (Promacta) that stimulate the bone marrow to make more platelets. Global sales of Nplate and Promacta were approximately $642 million and $867 million, respectively, in 2017. Neither romiplostim nor eltrombopag impact the principal pathological mechanism of ITP, namely immune-mediated plated destruction, and we believe that PRTX-100 may have a more direct impact on ITP disease processes. Thus, we believe that PRTX-100 may complement or reduce the use of thrombopoeitic agents in adult patients with ITP. Tavalisse (fostamatinib disodium hexahydrate) is most recent new agent approved for the treatment of adult patients with chronic ITP who have an insufficient response to a previous treatment. Approved by the FDA in April 2018, Rigel’s Tavalisse is an oral spleen tyrosine kinase (SYK) inhibitor.

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis (MG), chronic idiopathic demyelinating polyneuropathy, and pemphigus. We recently completed a second confirmatory study of PRTX-100 in an animal model with promising results. MG is an autoimmune disorder caused by anti-self antibodies that react with the neuromuscular junction causing muscle weakness and fatigability.

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

Many large and small pharmaceutical companies are active in this market, with Amgen Corporation (with Pfizer), Johnson & Johnson, Inc. (with Merck) and Abbott Laboratories dominating the market for biologic therapies with their respective products, Enbrel®, Remicade® and Humira®. According to each company’s 2017 annual report, Enbrel generated revenues of approximately $7.9 billion combined for Amgen and Pfizer, Remicade generated revenues of more than $7.2 billion combined for Johnson & Johnson and Merck, and AbbVie reported generated revenues of over $18.4 billion for Humira. For other TNF inhibitors, Cimzia generated revenues of $1.7 billion for UCB; Simponi generated revenues of $2.7 billion for Johnson & Johnson and Merck; and Orencia generated revenues of $2.5 billion for Bristol Myers Squibb. Kineret generated revenues of $126 million in sales for SOBI, which acquired from Amgen the rights to develop and commercialize Kineret in 2014. Actemra generated revenues of $1.97 billion for Roche. Also for Roche, Rituxan earned $7.5 billion total for multiple indications. Xeljanz had the largest increase for Pfizer from $927 million in 2016 to almost $1.4 billion in 2017. Revenue figures above reflect the use of these drugs for RA, other indications and off label uses.

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

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We need substantial additional capital to continue our research and development programs and commercialization efforts. If we cannot raise additional capital immediately, we will be forced to discontinue operations.

As of May 31, 2018, we had cash and cash equivalents of approximately $555,000 and net working capital of under $1,000, which, based on our current “burn” rate, is insufficient to sustain our ongoing operations.  We need working capital infusion of at least $3.0 million to sustain our operations through the end of the current fiscal year in a manner consistent with past practice.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future working capital requirements through equity or debt financings or corporate collaboration and licensing arrangements. We currently have no agreements, commitments or understandings with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

Auditors have doubt as to our ability to continue in business.

In their report on our May 31, 2018 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

We are a clinical stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies.  We have generated net losses in all periods since our inception in September 1999 including losses of approximately $5.0 million and $4.6 million for the years ended May 31, 2018 and 2017, respectively and as of May 31, 2018 we had an accumulated deficit of approximately $104 million.  We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.  Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

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

Almost all of our outstanding shares of our common stock, subject to volume limitations, are available for sale in the public market, either pursuant to Rule 144 under the Act or an effective registration statement.  Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

As of August 31, 2018, our directors and executive officers and their affiliates beneficially own approximately 88% of the outstanding shares of our common stock, with one such affiliate, Niobe Ventures LLC, beneficially owns approximately 87% of our outstanding common stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

We are currently authorized to issue 100,000,000 shares of common stock. As of May 31, 2018, we had 47,325,387 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding options. To the extent the shares of our common stock are issued or options are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of May 31, 2018, we had outstanding options to purchase 6,940,543 shares of our common stock at a weighted average exercise price of approximately $2.93 per share.

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

	High	Low
2018*
First Quarter	$1.00	$0.31
Second Quarter	3.00	0.45
Third Quarter	1.50	0.31
Fourth Quarter	0.65	0.35

2017*
First Quarter	$3.50	$0.85
Second Quarter	3.00	0.85
Third Quarter	1.50	0.55
Fourth Quarter	1.50	0.60

* The prices for the fiscal years ended May 31, 2018 and 2017 are actual sale prices because the bid price information was not available.

(b)           Holders.    As of August 31, 2018, there were approximately 150 holders of record, and approximately 800 beneficial holders of our common stock.

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

This discussion, which refers to our historical results of operations and financial condition, should be read in conjunction with the other sections of this Annual Report, including “Risk Factors,” “Business” and the consolidated financial statements and other consolidated financial information included in this Annual Report.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report.  See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially. You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2018 financial statements and accompanying notes included elsewhere in this Annual Report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

We are focused on the development of a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases including rheumatoid arthritis (RA) and Immune Thrombocytopenia (ITP). Our lead product candidate, PRTX-100, a new generation immunomodulatory therapy, is a highly-purified form of Staphylococcal protein A, which is a bacterial protein known to modify aspects of the human immune system. PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases and has demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that we would see in future human clinical trials. The safety, tolerability and pharmacokinetics (PK) of PTRX-100 in humans have now been characterized in eight clinical studies and was granted Orphan Drug Designation (ODD) in the United States and Europe for the treatment of ITP.

We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable. In order to continue our research and development program and commercialization efforts we will require substantial additional working capital. We currently have no agreements, commitments or understandings with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

In March 2015, the FDA accepted our Investigational New Drug (IND) application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the U.S. Food and Drug Administration (FDA) granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the European Medicines Agency (EMA) granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, the EMA Committee for Orphan Medicinal Products (COMP) issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 we enrolled our first patient in the PRTX-100-203 Study in Europe. Enrollment has been completed in both the PRTX-100-202 Study in the U.S. and the United Kingdom (UK) and in the PRTX-100-203 Study in the UK during the past quarter. In August 2017, the FDA’s Office of Orphan Product Development (OOPD) awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. Enrollment was completed in the PRTX-100-202 Study this past quarter. A total of 13 patients completed the PRTX-100-202 Study up through the fourth dosage cohort (12 mg/kg) with 2 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-202 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Enrollment was completed in the PRTX-100-203 Study this past quarter. A total of 15 patients completed the PRTX-100-203 Study up through the fifth dosage cohort (24 mg/kg) with 3 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-203 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

We maintain an administrative office in Florham Park, New Jersey and currently outsource all of our product development and regulatory activities, including clinical trial activities, manufacturing and laboratory operations, to third-party contract research organizations, consultants and facilities.

Change in Control and Incremental Financing Transactions

In April 2009, under prior management, we ceased all operations and terminated all employees in light of insufficient funds to continue our clinical trials and related product development. Our business was dormant until current management took control of our operations in November 2009 following the change in control transaction more fully described below.

On November 11, 2009 (the “Effective Date”), we consummated a financing transaction (the “Financing”) in which we raised $3 million of working capital pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Niobe Ventures, LLC, a Delaware limited liability company (“Niobe”). Pursuant to the Purchase Agreement, we issued to Niobe (i) 8,695,652 restricted shares of our common stock at a purchase price of $0.23 per share (or $2 million in the aggregate) and (ii) a senior secured convertible promissory note in the principal amount of $1 million convertible into shares of our common stock at an initial conversion price equal to $0.23 per share (the “$1 Million Secured Note”). On February 11, 2011, Niobe converted the $1 Million Secured Note, including $37,500 of accrued interest thereon, into 4,510,870 shares of our common stock.

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

The $2 Million Secured Convertible Note was convertible at any time, by the holder, subject only to the requirement that we have sufficient authorized shares of our common stock after taking into account all outstanding shares of our common stock and the maximum number of shares issuable under all issued and outstanding convertible securities.  In addition, the $2 Million Secured Convertible Note would automatically be converted if we undertake certain Fundamental Transactions, as defined in the $2 Million Secured Convertible Note, (such as a merger, sale of all of our assets, exchange or tender offer, or reclassification of our stock or compulsory exchange).  The $2 Million Secured Convertible Note also provided for the adjustment of the conversion price in the event of stock dividends and stock splits, and provides for acceleration of maturity, at the holder’s option, upon an event of default, as defined in the $2 Million Secured Convertible Note. On August 27, 2013, Niobe elected to convert the principal and accrued interest of $2,155,000 under the $2 Million Secured Convertible Note into 9,369,565 shares of our common stock.

In 2012, from February 1, 2012 through December 3, 2012, we raised an aggregate of $3.5 million of additional working capital pursuant to four loans from Niobe and issued to Niobe four secured promissory notes in the same aggregate principal amount, hereinafter referred to as the “2012 Secured Notes.”

In 2013, from January 18, 2013 through August 27, 2013, we raised an aggregate of $5.5 million of additional working capital pursuant to three loans from Niobe and issued to Niobe three secured promissory notes in the same aggregate principal amount, hereinafter referred to as the “2013 Secured Notes.”

Collectively, the 2012 Secured Notes and the 2013 Secured Notes represented a total of $9 million of loans from Niobe, hereinafter referred to as the “Secured Notes.”

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on the notes from their respective dates of issuance.  The terms of the Consolidated Note were identical to the Secured Notes except that: (a) the maturity date was September 1, 2015, which was after the latest maturity date of any of the Secured Notes; and (b) it provided for partial mandatory repayment in the event we received aggregate gross proceeds in excess of $7.5 million from a single or multiple “Liquidity Events” in an amount equal to twenty-five (25%) percent of such gross proceeds (the “Mandatory Repayment”).  A “Liquidity Event” means (a) the sale of any of our equity, or equity-linked, securities, and (b) the receipt of proceeds, directly or indirectly related to a development and/or commercialization relationship entered into with an unaffiliated third party. In the Secured Notes, the entire principal amount of each note was due, at Niobe’s election, upon the consummation of an equity financing of $7.5 million or greater.  Consistent with the terms of the Secured Notes and related security agreements, our obligations under the Consolidated Note were secured by a first priority perfected security interest in all of our assets pursuant to a Consolidated, Amended and Restated Security Agreement dated October 11, 2013.

On January 23, 2014, we consummated a private placement financing to accredited investors of 471,334 shares of our common stock at $6.00 per share, yielding gross proceeds of $2,828,000. No commissions were payable in connection with the financing transaction.  Proceeds of the financing were used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities.  The investors in the offering were granted piggy-back registration rights in connection with certain registration statements filed by us, subject to certain exceptions, including a registration statement filed in connection with a primary offering.

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which we were able to borrow up to an additional $5.0 million from Niobe, in the form of secured loans at any time prior to the December 31, 2015 expiration date (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility Agreement were represented by a senior secured promissory note bearing interest at a rate of 3% per annum maturing on September 1, 2016 (each an “Original Note”). Our obligations under each Original Note have been secured by a first priority perfected security interest in all of our assets pursuant to the Second Consolidated, Amended and Restated Security Agreement between us and Niobe, entered into at the same time as the 2014 Credit Facility Agreement (the “Security Agreement”).

In addition, on November 4, 2014, we entered into a Note Modification Agreement (the “Note Modification Agreement”) with Niobe pursuant to which the Consolidated Note, as modified in October 2014, was further amended to increase the threshold amount requiring a Mandatory Prepayment from $7.5 Million to more than $10 million. As a result, partial prepayment would have been triggered in the event of a Liquidity Event in which we received gross proceeds in excess of $10 million. All other terms and provisions of the Consolidated Note remained unchanged and in full force and effect.

On December 1, 2015, the 2014 Credit Facility was amended to increase the funds available for loans to us to $7.5 million and to extend the expiration date of such credit facility to December 31, 2016 pursuant to which we entered into and an Amended and Restated 2014 Credit Facility Agreement (the “Amended and Restated Agreement”). Each loan under the Amended and Restated Agreement has been and will be represented by a senior secured promissory note bearing interest at a rate of 3% per annum maturing on September 1, 2017 (each a “New Note”). In addition, the Security Agreement was also amended and restated to secure our obligations under all the Original Notes and all the New Notes.

On June 30, 2016, the 2014 Credit Facility was again amended to increase the funds available for loans to us to $9.0 million (the “Second Amended and Restated Agreement”). Each loan under the Second Amended and Restated Agreement was represented by a New Note. In addition, the Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of June 30, 2016 and all the New Notes issued pursuant to the Second Amended and Restated Agreement.

On August 31, 2016, we and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5,030,000, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

On October 31, 2016, the 2014 Credit Facility was amended to increase the funds available for loans to us to $11.25 million and to extend the expiration date of the facility to June 15, 2017 (the “Third Amended and Restated Agreement”). Each loan under the Third Amended and Restated Agreement was represented by a senior secured promissory note bearing interest at a rate of 3% per annum maturing on March 31, 2018 (each a “2018 Note”). The Security Agreement was also amended and restated to secure our obligations under all the notes issued under the 2014 Credit Facility as of October 31, 2016 and all the 2018 Notes. In addition, we and Niobe also agreed to extend to March 31, 2018, the maturity dates of the Consolidated Note and all the notes issued and outstanding under the 2014 Credit Facility as of October 31, 2016.

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

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement was represented by a 2018 Note. The Security Agreement was also amended and restated to also secure our obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, we and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from March 31, 2018 to September 1, 2018.  All other terms and provisions of such notes remained unchanged and in full force and effect.

During the year ended May 31, 2018, we borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering described below, the outstanding principal balance under the 2014 Credit Facility totaled $13.5 million.

On February 28, 2018, we raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were payable in connection with the Offering which was principally sold to our existing stockholders. Proceeds of the Offering are being used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of our common stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of our common stock for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by us from Niobe for nominal consideration ($.01 per share) pursuant to a mandatory call agreement entered into in connection with the Offering (the “Call Agreement”). As a result, for each $1,000 of principal or interest converted, we will issue approximately 1,667 new shares. Accordingly, our effective conversion price will be approximately $0.60 per share of our common stock, with Niobe incurring substantially all of the associated dilution. The closing price per share of our common stock on the date of the Offering was $0.45.

On March 13, 2018, we raised an additional $50,000 in the Offering and issued a Senior Note in the principal amount of $50,000 to an accredited investor. In connection with the foregoing, on March 13, 2018, the Call Agreement was amended and restated to also include two-thirds of the shares issuable upon the conversion of this Senior Note.

In addition, as a condition to the consummation of the Offering, on February 28, 2018, we entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,367 of outstanding notes due September 30, 2018 (the aggregate of the outstanding principal balance under the Consolidated Note and the 2014 Credit Facility) into 18,557,805 shares of our common stock at a conversion price of $1.20 per share. Consequently, at May 31, 2018, the only remaining indebtedness due on the Consolidated Note and the 2014 Credit Facility was $1,989,322, representing the accrued but unpaid interest on the notes converted by Niobe, which was evidenced by a promissory note bearing interest at a rate of 3% per annum and maturing on March 31, 2023. Payment of the accrued interest on the Consolidated Note and all the notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under such notes are secured by the Security Agreement.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 4 to the financial statements for the years ended May 31, 2018 and 2017, describe the significant accounting policies and methods used in the preparation of our financial statements.

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

Results of Operations

Fiscal year ended May 31, 2018 compared to fiscal year ended May 31, 2017

Research and Development Expenses – Research and Development expenses decreased from $2,383,769 in our 2017 fiscal year to $2,279,825 in our 2018 fiscal year. The decrease of approximately $100,000, or 4%, was primarily the result of a decrease in the expenses associated with clinical trial activities.

Administrative Expenses - Administrative expenses increased from $754,317 in our 2017 fiscal year to $1,495,415 in our 2018 fiscal year. The increase of approximately $741,000 was related almost solely to an increase in non-cash stock compensation.

Professional Fees - Professional fees decreased from $867,084 in our 2017 fiscal year to $648,379 in our 2018 fiscal year. The decrease of approximately $218,000, or 25%, was primarily due to decreases in legal expenses.

Interest Expense – Interest expense increased from $557,534 in our 2017 fiscal year to $611,547 in our 2018 fiscal year. The increase of approximately $54,000 was primarily attributable to the increased level of borrowing during 2018 as described above.

Net Loss Outlook

We have not generated any operating revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through May 31, 2018 was approximately $104.2 million and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable. In order to continue our research and development program and commercialization efforts we will require substantial additional working capital. We currently have no agreements, commitments or understandings with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

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

As of May 31, 2018, we had cash and cash equivalents of approximately $555,000 and net working capital of under $1,000, which, based on our current “burn” rate, is insufficient to sustain our ongoing operations.  We need working capital infusion of at least $3.0 million to sustain our operations through the end of the current fiscal year in a manner consistent with past practice.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future working capital requirements through equity or debt financings or corporate collaboration and licensing arrangements. We currently have no agreements, commitments or understandings with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

As more fully described above, under the 2014 Credit Facility Agreement, as amended and restated through June 1, 2017, Niobe provided us with a line of credit of up to $13.05 million from November 2014 through March 31, 2018. As of January 12, 2018, we had borrowed the entire $13.05 million under the 2014 Credit Facility and issued to Niobe senior secured promissory notes, due on September 1, 2018, which bore interest at a rate of 3% per annum in the same aggregate principal amount.

On February 28, 2018, pursuant to the Exchange Agreement and as a condition to the consummation of the Offering (more fully described above), Niobe converted the $22,269,367 aggregate outstanding principal balance under the Consolidated Note and the 2014 Credit Facility, as of February 28, 2018, into 18,557,805 shares of our common stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354 which was recognized against equity and had no impact on the Statement of Operations. Consequently, at May 31, 2018, the only remaining indebtedness due on the Consolidated Note and the 2014 Credit Facility was $1,989,322, representing the accrued but unpaid interest on the notes converted by Niobe, which was evidenced by a promissory note bearing interest at a rate of 3% per annum and maturing on March 31, 2023. Payment of the accrued interest on the Consolidated Note and all the notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under such notes are secured by the Security Agreement.

On February 28, 2018 and March 13, 2018, we raised an aggregate of $1.475 million from nine accredited investors in the Offering of Senior Notes. No commissions were payable in connection with the Offering which was principally sold to our existing stockholders. Proceeds of the Offering have been used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the fiscal years ended May 31, 2018 and 2017 are primarily attributable to research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2018 and beyond due to continuing research and development activities.

Net Cash From Investing Activities and Investing Requirements Outlook

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

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Our cash flow from financing activities for the fiscal year ended May 31, 2018 is primarily attributable to the Offering and Niobe’s conversion of the outstanding principal balance under the Consolidated Note and the 2014 Credit Facility as described above. Our cash flow from financing activities for the fiscal year ended May 31, 2017 is primarily attributable to our borrowings under the 2014 Credit Facility as described above. We are actively seeking sources of financing to fund our continuing operations and development programs. To raise additional capital, we may sell equity or debt securities. There can be no assurance that we will be able to complete any future financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease our operations.

Off-Balance Sheet Arrangements

As of May 31, 2018, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2018, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of August 31, 2018:

Name	Age	Title
Arnold P. Kling	60	President and Director
Kirk M. Warshaw	60	Chief Financial Officer, Secretary and Director
Marco M. Elser	59	Director

Arnold P. Kling. Mr. Kling has served as our president and director since November 2009. For the past 18 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2009, have given him the expertise needed to serve as one of our directors.

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

Richard J. Francovitch, Ph.D. serves on our SAB and until August 2018, served as Vice President of ITP Program. Dr. Francovitch received his academic training in pharmacology and has an extensive background in developing and commercializing pharmaceutical products on a global scale. Dr. Francovitch has over 25 years of experience in the pharmaceutical industry. For the last 15 years prior to joining the Company he held various senior level positions, including Vice President, Head of the Hematology Franchise at GlaxoSmithKline Pharmaceuticals (LSE/NYSE: GSK), one of the world's leading research-based pharmaceutical and healthcare companies. Dr. Francovitch received a Bachelor of Science degree in biology from the University of Maryland in 1979 and a Ph.D. degree in Pharmacology from Tulane University in 1985.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2018 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

The compensation paid to our named executive officers for fiscal 2018 is not necessarily indicative of how we will compensate our named executive officers in the future and we anticipate our compensation programs, as developed and implemented by our compensation committee, will vary significantly from our historical practices.

Summary of Compensation

For the fiscal year 2018, total compensation paid to Arnold Kling, our president, was $274,500, which included cash of $72,000 and stock options valued at $202,500. Total compensation paid to Kirk Warshaw, our chief financial officer in fiscal 2018, was $173,250, which included cash of $72,000 and stock options valued at $101,250. Neither Mr. Kling nor Mr. Warshaw has an employment agreement.

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

Summary Compensation Table

The following table sets forth, for the fiscal years ended May 31, 2018 and 2017, the information as to compensation paid to or earned by our then principal executive officer and our two other most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended May 31, 2018. These individuals are referred to in this Annual Report as our named executive officers. As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended May 31, 2018 and 2017, we have omitted those columns from the table.

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (1)	Total ($)

Arnold P. Kling,	2018	$72,000	$202,500	$274,500
President	2017	$72,000	$0	$72,000

Kirk M. Warshaw,	2018	$72,000	$101,250	$173,250
Chief Financial Officer	2017	$72,000	$56,354	$128,354

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 4 of our financial statements for the fiscal years ended May 31, 2018 and 2017, included elsewhere in this report.

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

Outstanding Equity Awards at Fiscal Year End

The table below summarizes the outstanding equity awards to our named executive officers as of the fiscal year ended May 31, 2018:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Arnold P. Kling, President	300,000	300,000	$0.54	02/08/2023

Kirk M Warshaw,	750,543	0	$0.25	12/29/2019
Chief Financial Officer	250,000	0	$1.01	10/31/2021
	350,000	0	$1.05	05/22/2023
	100,000	0	$6.00	11/04/2019
	250,000	0	$5.41	06/30/2020
	150,000	150,000	$0.54	02/08/2023

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

The table below summaries the compensation paid to our independent director for the fiscal year ended May 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Marco M. Elser	$0	$101,250	$0	$101,250

(1)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 4 of our financial statements, included elsewhere in this report. At May 31, 2018, Mr. Elser held options exercisable for an aggregate of 650,000 shares at exercise prices ranging from $0.54 to $9.00 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2018 of:

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

	Shares Beneficially Owned (1)
Name and Title	Number		Percent (2)
Arnold P. Kling, president and director (3)	41,438,954		87.0%
Kirk M. Warshaw, CFO, secretary and director (4)	1,850,543		3.8%
Marco M. Elser, director (5)	3,034,000		6.0%
Officers and Directors as a group (3 persons) (6)	41,133,892		88.3%
5% Beneficial Owners
Niobe Ventures LLC 410 Park Avenue – Suite 1710 New York, NY 10022	41,133,892		86.9%
Carlisle Investments International Inc. Trident Chambers, Wickhams Cay PO Box 146 Road Town Tortola, British Virgin Islands	2,517,000	(7)	5.05%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2)	Based on 47,325,387 shares of our common stock issued and outstanding as of August 31, 2018.

(3)	Arnold P. Kling, our president and a director, possesses sole voting and dispositive control over the securities owned by Niobe Ventures, LLC and therefore is deemed to be the beneficial owner of the 41,133,892 shares held by that entity. In addition, the shares beneficially owned by Mr. Kling also includes options to purchase 300,000 shares of our common stock at an exercise price of $0.54 per share.

(4)	Our chief financial officer and secretary and a director. Shares beneficially owned consist of options to purchase: 750,543 shares of our common stock at an exercise price of $0.25 per share; 250,000 shares of our common stock at an exercise price of $1.01 per share; 350,000 shares of our common stock at an exercise price of $1.05 per share; 100,000 shares of our common stock at an exercise price of $6.00 per share, 250,000 shares of our common stock at an exercise price of $5.41 per share and 150,000 shares of our common stock at an exercise price of $0.54 per share.

(5)	A director. Shares beneficially owned include (i) options to purchase: 250,000 shares of our common stock at an exercise price of $9.00 per share, 100,000 shares of our common stock at an exercise price of $6.00 per share and 150,000 shares of our common stock at an exercise price of $0.54 per share; and (ii) the 2,517,000 shares beneficially owned by Carlisle Investments International Inc. of which Mr. Elser is the Manager.

(6)	Includes an aggregate of 5,150,543 shares of our common stock underlying outstanding options and 10% Convertible Debentures to purchase shares of our common stock beneficially owned by the officers and directors as a group.

(7)	Includes 2,500,000 shares of our common stock underlying a $500,000 principal 10% Convertible Debentures, due February 2023, with a conversion price of $0.20 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders – Stand Alone Option Grants	6,940,543	$2.93	Not applicable
Total	6,940,543	$2.93	0

During the fiscal year ended May 31, 2018, we granted an aggregate of 2,760,000 stock options with an exercise price of $0.54 per share and 400,000 options expired.

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

As described herein above, from November 2014 through January 12, 2018 we borrowed an aggregate of $13.05 million from Niobe pursuant to the 2014 Credit Facility.

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

On August 31, 2016, the Company and Niobe agreed to extend the maturity date of the Consolidated Note and the maturity dates of all thirteen outstanding Original Notes with an aggregate principal amount of $5.03 million, from September 1, 2016 to September 1, 2017. All other terms and provisions of the Consolidated Note and Original Notes remained unchanged and in full force and effect.

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

As described above, during the years ended May 31, 2017 and May 31, 2018, we borrowed an aggregate of $3,980,000 and $1,970,000, respectively, from Niobe pursuant to the 2014 Credit Facility.

As a condition to the consummation of the Offering, on February 28, 2018, Niobe converted $22,269,367 of outstanding notes due September 30, 2018 (the aggregate of the outstanding principal balance under the Consolidated Note and the 2014 Credit Facility) into 18,557,805 shares of our common stock at a conversion price of $1.20 per share pursuant to the Exchange Agreement. As a result, at May 31, 2018, the only remaining indebtedness due on the Consolidated Note and the 2014 Credit Facility was approximately $1.99 million, representing the accrued but unpaid interest on the notes converted by Niobe.

In addition, Carlisle Investments International Inc., an investor in the Offering, is managed by Marco Elser, a director of the Company, invested $500,000 in the Offering.

Currently, we do not have written policies and procedures for the review, approval or ratification of related person transactions. However, given our small size, senior management and the audit committee (or full Board) are able to review all transactions consistent with applicable securities rules governing our transactions and proposed transactions exceeding the lesser of $120,000 or one percent of the average of our total assets as of May 31, 2018 and 2017 in which a related person has a direct or indirect material interest. Our Board reviews related person transactions and has approval authority with respect to whether a related person transaction is within our best interest.

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

The aggregate fees billed by our principal accounting firm, Liggett & Webb P.A. (formerly Liggett, Vogt & Webb P.A.) in the fiscal years ended May 31, 2017 and 2018 are as follows:

	2017	2018
Audit fees*	$36,500	$40,050
Audit related fees	0	0
Tax fees	4,500	4,000
All other fees	0	0
Total fees	$41,000	$44,050

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

2. Financial Statement Schedules

None.

(b)	Exhibits

The following exhibits are filed a part of, or incorporated by reference into this Annual Report.

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K filing on December 6, 2004.
3.2	Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K filing on December 6, 2004.
3.3	State of Delaware, Certificate of Amendment of Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Company 10-QSB filed on January 13, 2006.
3.4	Certificate of Amendment of Certificate of Incorporation of the Company, effective as of December 8, 2010.	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on July 15, 2016.
4.1	Final form of the 10% Senior Convertible Note, due February 28, 2023.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018.
4.2	Final form of Securities Purchase Agreement dated as of January 22, 2014 between the Company and certain accredited investors pursuant to which such investors were granted piggy back registration rights.	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on August 5, 2014.
4.3	Promissory Note issued to Niobe in the principal amount of $1,974,349, dated February 28, 2018.	Filed herewith.
10.1	Frame Contract between the Company and Eurogentec S.A.	Incorporated by reference to Exhibit 10.5 to the Company’s 10-KSB/A filed on September 24, 2003.
10.2	Assignment of Intellectual Property from Alex LLC to the Company.	Incorporated by reference to Exhibit 10.8 to the Company’s 10-KSB/A filed on September 24, 2003.
10.3	Assignment of Intellectual Property from Dr. Paul Mann to the Company.	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB/A filed on September 24, 2003.
10.4	Protalex, Inc. 2003 Stock Option Plan Amended and Restated as of July 29, 2005.	Incorporated by reference to Appendix B to the Company’s Proxy Statement filed on September 23, 2005.
10.5†	Service Contract with AAIPharma Inc., dated January 29, 2007.	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007.
10.6	Indemnification Agreement with Directors and Executive Officers dated August 28, 2009.	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.
10.7**	Final Form of Indemnification Agreement with current Directors, Executive Officers and the members of the Scientific Advisory Board	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2009.
10.8**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw December 29, 2009.	Incorporate by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on January 8, 2010.
10.9**	Form of Non-Qualified Stock Option Agreement with each of William Gannon, Edward Bernton and Valerie Jackson.	Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on August 27, 2010.
10.10**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated November 1, 2011.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.11**	Form of Non-Qualified Stock Option Agreement with each of Edward Bernton and Valerie Jackson, dated November 1, 2011.	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 29, 2012.
10.12**	Form of Non-Qualified Stock Option Agreement with Marco M. Elser dated February 4, 2014.	Incorporate by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.13**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated May 22, 2013.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 20, 2014.
10.14**	Form of Non-Qualified Stock Option Agreement with each of Kirk M. Warshaw and Marco Elser dated November 4, 2014.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2015.
10.15**	Form of Non-Qualified Stock Option Agreement with Kirk M. Warshaw dated July 1, 2015.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2015.
10.15(a)**	Form of Non-Qualified Stock Option Agreement dated February 8, 2018 with each of the current Directors, Executive Officers and the members of the Scientific Advisory Board.	See Exhibit 10.15.
10.16	Final Form of the Second Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.17	Final Form of the Fourth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 30, 2016	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.18	Exchange Agreement, dated June 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on June 3, 2016.
10.19	Amended and Restated Exchange Agreement, dated July 15, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on July 15, 2016.
10.20	Second Consolidated Note Modification Agreement, dated August 31, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 17, 2016.
10.21	Secured Notes Modification Agreement, dated August 31, 2016, between the Company and Niobe	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 17, 2016.
10.22	Final Form of the Third Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of October 31, 2016.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.23	Final Form of the Fifth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of October 31, 2016.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.24	Consolidated and Secured Note Modification Agreement, dated October 31, 2016, between the Company and Niobe.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2017.
10.25	Final Form of the Fourth Amended and Restated 2014 Credit Facility Agreement between the Company and Niobe dated as of June 1, 2017.	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, filed on August 23, 2017.
10.26	Final Form of the Sixth Consolidated, Amended and Restated Security Agreement between the Company and Niobe dated as of June 1, 2017.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, filed on August 23, 2017.
10.27	Second Consolidated and Secured Note Modification Agreement, dated August 22, 2017, between the Company and Niobe.	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, filed on August 23, 2017.
10.28	Final Form of the Securities Purchase Agreement dated February 28, 2018 (including Form of the 10% Senior Convertible Note, due February 28, 2023).	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018.
10.29	Final Form of Exchange Agreement dated February 28, 2018.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 6, 2018.
10.30	Final Form of the Amended & Restated Call Agreement dated March 13, 2018.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2018, filed on April 13, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

†Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The confidential portions have been filed with the SEC.

**This exhibit is a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protalex, Inc.

Date: September 11, 2018

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 11, 2018

/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: September 11, 2018

/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: September 11, 2018

/s/ Marco M. Elser
Marco M. Elser, Director

PROTALEX, INC.

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Protalex, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Protalex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protalex, Inc. (the "Company") as of May 31, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2013.

New York, NY

September 11, 2018

PROTALEX, INC.

BALANCE SHEETS

	May 31,
	2018	2017

CURRENT ASSETS:
Cash and cash equivalents	$555,411	$487,383
Prepaid expenses	74,386	107,209
Total current assets	629,797	594,592

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $18,168 and $17,148 as of May 31, 2018 and May 31, 2017, respectively	1,367	2,387

Total other assets	1,367	2,387

Total Assets	$631,164	$596,979

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$428,383	$489,029
Accrued expenses	200,752	57,786

Total current liabilities	629,135	546,815

LONG TERM LIABILITIES:
Senior Secured Note – related party	-	20,299,366
Note Payable – related party	1,989,322	1,490,416
Senior Convertible Debt - net of discount ($1,475,000 face value less Senior Convertible Debt Discount of $1,399,873 at May 31, 2018 and $0 Debt and $0 Discount at May 31, 2017)	75,127	-
Senior Secured Convertible Note – Accrued Interest	37,514	-
Total liabilities	2,731,098	22,336,597

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 shares authorized; 47,325,387 and 28,767,582 shares issued and outstanding, respectively	473	288
Additional paid in capital	102,122,025	77,446,343
Accumulated deficit	(104,222,432)	(99,186,249)
Total stockholders’ (deficit)	(2,099,934)	(21,739,618)
Total liabilities and stockholders’ (deficit)	$631,164	$596,979

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENTS OF OPERATIONS

For The Years Ended May 31,

	2018	2017

Revenues	$-	$-
Operating Expenses
Research and development	2,279,825	2,383,769
Administrative	1,495,415	754,317
Professional fees	648,379	867,084
Depreciation and amortization	1,020	1,020
Operating loss	(4,424,639)	(4,006,190)

Other income (expense)
Interest income	3	3
Interest expense	(611,547)	(557,534)
Loss before income taxes	(5,036,183)	(4,563,721)

Provision for income taxes	-	-
Net loss	$(5,036,183)	$(4,563,721)
Weighted average number of common shares outstanding – basic and diluted	33,546,852	28,767,582
Loss per common share – basic and diluted	$(0.15)	$(0.16)

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Years Ended May 31, 2017 and May 31, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2016	28,767,582	$288	$77,266,010	$(94,622,528)	$(17,356,230)
Stock based compensation	-	-	180,333	-	180,333
Net loss	-	-	-	(4,563,721)	(4,563,721)
Balance, May 31, 2017	28,767,582	288	77,446,343	(99,186,249)	(21,739,618)
Stock based compensation	-	-	931,500	-	931,500
Beneficial conversion feature	-	-	1,475,000	-	1,475,000
Debt to Equity conversion	18,557,805	185	22,269,182	-	22,269,367
Net loss	-	-	-	(5,036,183)	(5,036,183)
Balance, May 31, 2018	47,325,387	$473	$102,122,025	$(104,222,432)	$(2,099,934)

The accompanying notes are an integral part of this financial statement.

PROTALEX, INC.

STATEMENTS OF CASH FLOWS

For The Years Ended May 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,036,183)	$(4,563,721)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Amortization of debt discount	75,127	-
Depreciation and amortization	1,020	1,020
Stock based compensation	931,500	180,333
(Increase)/decrease in:
Prepaid expenses and deposits	32,824	(51,522)
Increase (decrease) in:
Accounts payable and accrued expenses	82,320	(60,440)
Accrued interest payable	536,420	557,534
Net cash and cash equivalents used in operating activities	(3,376,972)	(3,936,796)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to related party	-	3,980,000
Proceeds from issuance of Senior Convertible Notes	1,475,000	-
Proceeds from Related Party Senior Secured Notes	1,970,000	-
Net cash and cash equivalents provided by financing activities	3,445,000	3,980,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	68,028	43,204
Cash and cash equivalents, beginning of year	487,383	444,179
Cash and cash equivalents, end of year	$555,411	$487,383

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-
Conversion of Related Party Senior Secured Notes	$22,269,367	$-

The accompanying notes are an integral part of these financial statements.

PROTALEX, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended May 31, 2018 and 2017

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

PRTX-100 has demonstrated effectiveness in animal models of autoimmune diseases as well as demonstrated activity on cultured human immune cells at very low concentrations, although the effectiveness of PRTX-100 shown in pre-clinical studies using animal models may not be predictive of the results that the Company would see in future human clinical trials. The safety, tolerability and pharmakinetics have been characterized in eight clinical studies. The Company does not anticipate generating operating revenue for the foreseeable future and does not currently have any products that are marketable.

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

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement was represented by a 2018 Note. The Security Agreement was also amended and restated to also secure the Company’s obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, the Company and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from March 31, 2018 to September 1, 2018. All other terms and provisions of such notes remained unchanged and in full force and effect.

During the year ended May 31, 2018, the Company borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering described below, the outstanding principal balance under the 2014 Credit Facility totaled $13,050,000.

On February 28, 2018, the Company raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were payable in connection with the Offering which was principally sold to the Company’s existing stockholders. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of Common Stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of the common stock of the Company for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by the Company from Niobe for nominal consideration ($.01 per share) pursuant to a mandatory call agreement entered into in connection with the Offering (the “Call Agreement”). As a result, for each $1,000 of principal or interest converted, the Company will issue approximately 1,667 new shares. Accordingly, the Company’s effective conversion price will be approximately $0.60 per share of Common Stock, with Niobe incurring substantially all of the associated dilution. The closing price per share of Common Stock on the date of the Offering was $0.45.

On March 13, 2018, the Company raised an additional $50,000 in the Offering and issued a Senior Note in the principal amount of $50,000 to an accredited investor. In connection with the foregoing, on March 13, 2018, the Call Agreement was amended and restated to also include two-thirds of the shares issuable upon the conversion of this Senior Note.

The Company evaluated the conversion feature of the Senior Notes and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature.  We determined the allocation to the conversion feature to be $1.475 million, which reduced the face amount of the Senior Notes carried on our balance sheet to -$0-.  This discount will be amortized over 60 months and will serve to increase the interest expense of the Senior Notes during the term of such notes. During the year ended May 31, 2018, $75,127 of the discount was amortized and increased interest expense by that amount. As of May 31, 2018, $1,399,873 of the original discount remained resulting in the net amount of the debt being $75,127 as of May 31, 2018.

In addition, as a condition to the consummation of the Offering, on February 28, 2018, the Company entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,367 of outstanding notes due September 30, 2018 (the aggregate of the outstanding principal balance under the Consolidated Note and the 2014 Credit Facility) into 18,557,805 shares of Common Stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354 which was recognized against equity and had no impact on our Statement of Operations. Consequently, at May 31, 2018, the only remaining indebtedness due on the Consolidated Note and the 2014 Credit Facility was $1,989,322, representing the accrued but unpaid interest on the notes converted by Niobe, which was evidenced by a promissory note bearing interest at a rate of 3% per annum and maturing on March 31, 2023. Payment of the accrued interest on the Consolidated Note and all the notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if the Company undertakes certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. The Company’s obligations under such notes are secured by the Security Agreement.

3.	GOING CONCERN

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through May 31, 2018, the Company has incurred an accumulated deficit of $104,222,432. For the years ended May 31, 2018 and 2017, the Company had net losses of $5,036,183 and $4,563,721 respectively. The Company utilized $3,376,972 and $3,936,796 and of cash for operating activities for the years ended May 31, 2018 and 2017, respectively. As of May 31, 2018, the Company had cash and cash equivalents of $555,411 and net working capital of $662. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100.

Except for the Senior Notes and the accrued by unpaid interest on the senior secured notes payable to Niobe the Company has no significant payments due on long-term obligations. However, the Company anticipates entering into significant contracts to perform product manufacturing and to conduct clinical trials in the future and that it will need to raise additional capital to fund the ongoing FDA regulatory approval process. If the Company is unable to obtain approval of its future IND applications or otherwise advance in the FDA approval process, its ability to sustain its operations would be significantly jeopardized.

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

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued accounting guidance “Earnings Per Share” that provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of May 31, 2018 and 2017, the Company had a total of 5,560,543 and 4,380,543, respectively, of shares of Common Stock underlying exercisable stock options and shares from convertible debt of $1,475,000 as of May 31, 2018 of potentially dilutive securities.

Share-Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $931,500 and $180,333 and is included in operating expenses for the years ended May 31, 2018 and May 31, 2017, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of May 31, 2018 and 2017 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards. The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) for “Share-Based Payments,” in connection with the adoption of FASB accounting guidance.

As of May 31, 2018, there were 6,940,543 stock options outstanding.  At May 31, 2018, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $558,900. During the year ended May 31, 2018, the Company granted 2,760,000 stock options and 400,000 stock options expired.

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

	Year Ended May 31, 2018	Year Ended May 31, 2017
Dividends per year	0	N/A
Volatility percentage	699	N/A
Risk free interest rate	5%	N/A
Expected life (years)	5	N/A
Weighted Average Fair Value	$0.54	N/A

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

Intellectual Technology Property, Amortization

The Company’s intellectual technology property was originally licensed from a former related party. This intellectual technology property was then assigned to the Company upon the dissolution of the related party. The cost of the intellectual technology property is being amortized over a 20-year period. Amortization expense is $1,020 respectively, for the years ended May 31, 2018 and 2017. The Company reviews the intellectual property for impairment on at least an annual basis in accordance with the accounting guidance for “Goodwill and Other Intangible Assets”; no impairment charge was recorded as of May 31, 2018. Amortization expense for the intellectual property will be $1,020 for the next year with the remaining balance written off in the subsequent year.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 8.

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

The amendments in ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.  ASU 2017-11 defines down round feature as: “A feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. A down round feature may reduce the strike price of a financial instrument to the current issuance price, or the reduction may be limited by a floor or on the basis of a formula that results in a price that is at a discount to the original exercise price but above the new issuance price of the shares, or may reduce the strike price to below the current issuance price. A standard antidilution provision is not considered a down round feature”

Early Adoption ASU 2017-11 - For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period prior to ASU 2017-11.  The Company has elected to early adopt this standard and has no other instruments from prior periods that are affected by this adoption.

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

On June 1, 2017, the 2014 Credit Facility was amended to increase the funds available for loans to us to $13.05 million and to extend the expiration date of such facility to March 31, 2018 (the “Fourth Amended and Restated Agreement”). Each loan under the Fourth Amended and Restated Agreement was represented by a 2018 Note. The Security Agreement was also amended and restated to also secure the Company’s obligations under all the 2018 Notes issued pursuant to the Fourth Amended and Restated Agreement.

On August 22, 2017, the Company and Niobe agreed to extend the maturity date of all outstanding notes issued to Niobe from March 31, 2018 to September 1, 2018. All other terms and provisions of such notes remained unchanged and in full force and effect.

During the year ended May 31, 2018, the Company borrowed an aggregate of $1,970,000; $290,000 on June 15, 2017, $290,000 on July 10, 2017, $290,000 on August 10, 2017, $290,000 on September 15, 2017, $290,000 on October 23, 2017, $200,000 on November 17, 2017, $220,000 on December 15, 2017 and $100,000 on January 12, 2018. Prior to the Offering described below, the outstanding principal balance under the 2014 Credit Facility totaled $13,050,000.

c.        On February 28, 2018, the Company raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were payable in connection with the Offering which was principally sold to the Company’s existing stockholders. Proceeds of the Offering are being used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

The Senior Notes are convertible into shares of Common Stock at a price of $0.20 per share at the option of the holder prior to maturity or earlier prepayment, accrue interest at the rate of 10% per annum and are due on February 28, 2023. Upon conversion, the note holder will receive 5,000 shares of the common stock of the Company for each $1,000 of principal or accrued interest converted. Two-thirds of the shares issuable upon any conversion of the Senior Notes will be acquired by the Company from Niobe for nominal consideration ($.01 per share) pursuant to a mandatory call agreement entered into in connection with the Offering (the “Call Agreement”). As a result, for each $1,000 of principal or interest converted, the Company will issue approximately 1,667 new shares. Accordingly, the Company’s effective conversion price will be approximately $0.60 per share of Common Stock, with Niobe incurring substantially all of the associated dilution. The closing price per share of Common Stock on the date of the Offering was $0.45.

On March 13, 2018, the Company raised an additional $50,000 in the Offering and issued a Senior Note in the principal amount of $50,000 to an accredited investor. In connection with the foregoing, on March 13, 2018, the Call Agreement was amended and restated to also include two-thirds of the shares issuable upon the conversion of this Senior Note.

The Company evaluated the conversion feature of the Senior Notes and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature.  We determined the allocation to the conversion feature to be $1.475 million, which reduced the face amount of the Senior Notes carried on our balance sheet to -$0-.  This discount will be amortized over 60 months and will serve to increase the interest expense of the Senior Notes during the term of such notes. During the year ended May 31, 2018, $75,127 of the discount was amortized and increased interest expense by that amount. As of May 31, 2018, $1,399,873 of the original discount remained resulting in the net amount of the debt being $75,127 as of May 31, 2018.

In addition, as a condition to the consummation of the Offering, on February 28, 2018, the Company entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,367 of outstanding notes due September 30, 2018 (the aggregate of the outstanding principal balance under the Consolidated Note and the 2014 Credit Facility) into 18,557,805 shares of Common Stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354 which was recognized against equity and had no impact on the Statement of Operations. Consequently, at May 31, 2018, the only remaining indebtedness due on the Consolidated Note and the 2014 Credit Facility was $1,989,322, representing the accrued but unpaid interest on the notes converted by Niobe, which was evidenced by a promissory note bearing interest at a rate of 3% per annum and maturing on March 31, 2023. Payment of the accrued interest on the Consolidated Note and all the notes issued under the 2014 Credit Facility will, at Niobe’s election, automatically become immediately due and payable if we undertake certain Fundamental Transactions or upon an Event of Default, both as defined in such notes. Our obligations under such notes are secured by the Security Agreement.

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

Niobe, a majority stockholder of the Company and the holder of the Consolidated Note and all the notes issued under the 2014 Credit Facility, is controlled by Arnold P. Kling, the Company’s President and a director, Arnold P. Kling.

Carlisle Investments International Inc., one of the accredited investors in the Offering, is managed by Marco Elser, a director of the Company.

Other Related Party Transactions

During the fiscal year ended May 31, 2018, the Company issued an option for an aggregate of 600,000 shares of Common Stock to Arnold Kling, the President and a director of the Company, 300,000 shares of Common Stock to Kirk Warshaw, the Chief Financial Officer and a director of the Company, and 300,000 shares of Common Stock to Marco Elser, a director of the Company. These options have a five year term, an exercise price of $0.54 per share and vested 50% on the date of issuance and 50% on the one year anniversary. Mr. Kling’s option has been valued at $324,000 of which $202,500 of compensation expense has been recorded. Each of Messrs. Warshaw’s and Elser’s option has been valued at $162,000 of which $101,250 of compensation expense has been recorded.

6.	STOCK OPTIONS

Prior to January 22, 2004, all options were issued as “stand alone” options. On January 22, 2004, the Board approved the Protalex, Inc. 2003 Stock Option Plan., and on October 25, 2005, the stockholders approved an amendment to the Protalex, Inc. 2003 Stock Option Plan to increase the authorized number of shares under the Plan from 300,000 to 900,000 which provides for incentive and non-qualified stock options to purchase a total of 900,000 shares of Common Stock. Under the terms of the plan, incentive options may not be granted at exercise prices less than the fair market value of the Common Stock at the date of the grant and non-qualified options shall not be granted at exercise prices equal to less than 85% of the fair market value of Common Stock at the date of the grant. Beginning January 1, 2005, all stock options are granted at fair market value. Vesting generally occurs ratably over forty eight months and is exercisable over a period no longer than ten years after the grant date. As of May 31, 2018, options to purchase 6,940,543 shares of Common Stock were outstanding, none of which were issued under the Company’s 2003 Stock Option Plan. As of May 31, 2018, options to purchase 5,560,543 shares of Common Stock are exercisable. $931,500 and $180,333 in stock based compensation was recognized for vested stock option for the years ended May 31, 2018 and 2017, respectively.

A summary of the Common Stock option activity for employees, directors, officers and consultants as of May 31, 2018 and for the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at May 31, 2016	4,582,543	$4.22	4.75
Granted	-	-	-
Exercised	-	-	-
Expired	(2,000)	10.75	-
Outstanding at May 31, 2017	4,580,543	$4.22	4.42
Granted	2,760,000	0.54	4.69
Exercised	-	-	-
Expired	(400,000)	1.25	-
Outstanding at May 31, 2018	6,940,543	$2.93	3.29
Exercisable at May 31, 2018	5,560,543	$3.52	2.53

The outstanding and exercisable stock options as of May 31, 2018 and 2017 had an intrinsic value of $18,846,136 and $19,346,136, respectively.

The following summarizes certain information regarding stock options at May 31, 2018:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	3,690,543	$0.50	3.85	2,310,543	$0.47	3.85
$1.01 – 5.00	750,000	$1.03	3.81	750,000	$1.03	3.81
$5.01 – 10.00	2,500,000	$7.09	2.31	2,500,000	$7.09	2.31

	6,940,543	$2.93	3.29	5,560,543	$3.52	2.53

The following summarizes certain information regarding stock options at May 31, 2017:

		Total			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$0.00 – 1.00	930,543	$0.36	3.17	930,543	$0.36	3.17
$1.01 – 5.00	1,150,000	$1.11	4.88	1,150,000	$1.11	4.88
$5.01 – 10.00	2,500,000	$7.09	3.31	2,300,000	$6.98	3.31

	4,580,543	$4.22	4.42	4,380,543	$4.03	4.25

7.	STOCKHOLDERS DEFICIT

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

On December 8, 2010, the Company authorized one million shares of a “blank check” class of preferred stock.

8.	INCOME TAXES

For the years ended May 31, 2018 and 2017, the components of income tax benefit (expense) consist of the following:

	Year Ended May 31, 2018	Year Ended May 31, 2017
Current:
Federal	$0	$0
State	0	0

Deferred:
Federal	1,763,000	1,555,000
State	302,000	274,000
Tax credits	144,000	100,000
Permanent timing difference	(325,000)	(375,000)
Increase in valuation allowance	(1,884,000)	(1,554,000)
Income tax benefit	$0	$0

Income tax as a percentage of income for the year ended May 31, 2018 and 2017 differ from statutory federal income tax rates due to the following:

	Year Ended May 31, 2018	Year Ended May 31, 2017
Statutory federal income tax rate	(35)%	(34)%
State income taxes, net of federal income tax impact	(6)%	(6)%
Change in valuation allowance	37%	34%
Permanent timing differences	7%	8%
General business credit/other	(3)%	(2)%
	0%	0%

The components of the net deferred tax asset as of May 31, 2018 and 2017 are as follows:

	May 31, 2018	May 31, 2017
Assets:
Net operating losses	$27,735,000	$25,972,000
General business credit	3,191,000	3,047,000
Deferred tax assets	30,926,000	29,019,000
Liability:
Gross deferred tax asset	30,926,000	29,019,000
Less valuation allowance	(30,926,000)	(29,019,000)
Deferred tax asset, net of valuation allowance	$-	$-

The gross deferred tax assets have been fully offset by a valuation allowance and has no uncertain tax positions to be disclosed.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control.  As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.  Most of the deferred tax asset of net operating loss carryforwards and tax credits are subject to a Section 382 limitation on the amount to be utilized in a given year.  The years May 31, 2014 through 2018 remain subject to examination by the relevant tax authorities.

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

The Company leases space on a month to month basis. Rent expense for the year ended May 31, 2018 and 2017, was $56,200 and $20,600, respectively.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

