Form 10-Q
period 2018-08-31
PROTALEX INC
filed 2018-10-12
CIK 1099215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Number of shares outstanding of the issuer’s Common Stock, par value $0.00001 per share, as of October 12, 2018: 47,325,387 shares.

PROTALEX, INC.

Quarterly Report on Form 10-Q

For the Period Ended August 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTALEX, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2018	2018
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$114,876	$555,411
Prepaid expenses	40,082	74,386
Total current assets	154,958	629,797

OTHER ASSETS:
Intellectual technology property, net of accumulated amortization of $18,423 and $18,168 as of August 31, 2018 and May 31, 2018, respectively	1,112	1,367

Total other assets	1,112	1,367

Total Assets	$156,070	$631,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$468,467	$428,383
Accrued expenses	146,577	200,752

Total current liabilities	615,044	629,135

LONG TERM LIABILITIES:
Note Payable – related party	2,004,408	1,989,322
Senior Convertible Debt - net of discount ($1,475,000 face value less Senior Convertible Debt Discount of $1,324,382 at August 31, 2018 and $1,399,873 at May 31, 2018)	150,618	75,127
Senior Secured Convertible Note – Accrued Interest	75,747	37,514
Total liabilities	2,845,817	2,731,098

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.00001, 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock, par value $0.00001, 100,000,000 shares authorized; 47,325,387 and 47,325,387 shares issued and outstanding, respectively	473	473
Additional paid in capital	102,308,325	102,122,025
Accumulated deficit	(104,998,545)	(104,222,432)
Total stockholders’ (deficit)	(2,689,747)	(2,099,934)
Total liabilities and stockholders’ (deficit)	$156,070	$631,164

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017
	(Unaudited)	(Unaudited)
Revenues	$0	$0
Operating Expenses
Research and development	248,933	681,829
Administrative	297,730	142,390
Professional fees	100,386	182,943
Depreciation and amortization	255	255
Operating loss	(647,304)	(1,007,417)

Other income (expense)
Interest income	1	1
Interest expense	(128,810)	(157,561)
Loss before income taxes	(776,113)	(1,164,977)
Provision for income taxes	0	0
Net loss	$(776,113)	$(1,164,977)
Weighted average number of common shares outstanding	47,325,387	28,767,582
Loss per common share – basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROTALEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(776,113)	$(1,164,977)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of debt discount	75,491	0
Depreciation and amortization	255	255
Equity based expense	186,300	0
(Increase)/decrease in:
Prepaid expenses and deposits	34,304	49,076
Increase/(decrease) in:
Accounts payable and accrued expenses	(14,091)	77,960
Accrued interest payable	53,319	157,561
Net cash and cash equivalents used in operating activities	(440,535)	(880,125)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable to individuals	0	870,000
Net cash and cash equivalents provided by financing activities	0	870,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(440,535)	(10,125)
Cash and cash equivalents, beginning of period	555,411	487,383
Cash and cash equivalents, ending of period	$114,876	$477,258

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Taxes paid	$0	$0

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

There is substantial doubt about the Company’s ability to continue as a going concern. From inception through August 31, 2018, the Company has incurred an accumulated deficit of $104,998,545. For the years ended May 31, 2018 and 2017 and three months ended August 31, 2018, the Company had net losses of $5,036,183, $4,563,721 and $776,113, respectively. The Company utilized $3,376,972, $3,936,796 and $440,535 of cash for operating activities for the years ended May 31, 2018 and 2017, and three months ended August 31, 2018, respectively. As of August 31, 2018, the Company had cash and cash equivalents of $114,876 and net negative working capital of $460,086. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy, including continued development efforts relating to PRTX-100. Although the Company is exploring all options to raise working capital, if it is not successful in imminently raising additionally working capital, it will be forced to substantially scale back, suspend or discontinue operations.

The Company does not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable. In order to continue its research and development program and commercialization efforts the Company will require substantial additional working capital. The Company currently has no agreements or commitments with respect to raising the working capital necessary to continue its research and development program and commercialization efforts. Although the Company is exploring all options to raise working capital, if it is not successful in imminently raising additionally working capital, it will be forced to substantially scale back, suspend or discontinue operations.

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

Information regarding the organization and business of the Company, accounting policies followed by the Company and other important information is contained in the notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018. This Report should be read in conjunction with the Company’s Annual Report.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expense, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share

The Financial Accounting Standards Board (FASB) has issued guidance for “Earnings Per Share” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities consisting of employee stock options and warrants have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of August 31, 2018 and August 31, 2017, the Company had a total of 5,560,543 and 3,980,543, respectively, of Common Stock underlying exercisable stock options and shares from convertible debt of $1,475,000 as of August 31, 2018 of potentially dilutive securities.

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

Share Based Compensation

Effective June 1, 2006, the Company adopted the FASB accounting guidance for fair value recognition provisions of the “Accounting for Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The fair value of compensation costs attributed to equity rights issued was $186,300 and $0 and is included in operating expenses for the three months ended August 31, 2018 and August 31, 2017, respectively. These amounts included both the compensation cost of stock options granted prior to but not yet vested as of June 1, 2006 and compensation cost for all options granted subsequent to May 31, 2006. In accordance with the modified prospective application transition method, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. No tax benefit was recorded as of August 31, 2018 in connection with these compensation

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At August 31, 2018, there were 6,940,543 stock options outstanding, of which 5,560,543 were exercisable.  At August 31, 2018, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $372,600.  The remaining options will be valued once they vest upon the future events. The Company did not grant any options during the three months ended August 31, 2018, and no options expired.

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

NOTE 6. SENIOR SECURED NOTES - RELATED PARTY

As of May 31, 2018, as a result of the Exchange Agreement, described below, the outstanding principal balance under the Senior Secured Debt to Niobe totaled $0.

On February 28, 2018, the Company raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were paid in connection with the Offering which was principally sold to certain existing stockholders of the Company. Proceeds of the Offering have been used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

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

The Company evaluated the conversion feature of the Senior Notes and determined that under the accounting guidance for “Accounting for Convertible Securities with Beneficial Conversion Features” that a value should be attributed to the embedded conversion feature.  The Company determined the allocation to the conversion feature to be $1.475 million, which reduced the face amount of the Senior Notes carried on its balance sheet to -$0-.  This discount will be amortized over 60 months and will serve to increase the interest expense of the Senior Notes during the term of such notes. During the year ended May 31, 2018, $75,127 of the discount was amortized and increased interest expense by that amount. As of August 31, 2018, $1,324,382 of the original discount remained resulting in the net amount of the debt being $150,618 as of August 31, 2018.

As a condition to the consummation of the Offering, on February 28, 2018, the Company entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted $22,269,367, the aggregate outstanding principal balance of the Senior Secured Debt due to Niobe, into 18,557,805 shares of Common Stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354, which was recognized against equity and had no impact on the Statement of Operations. The Company also issued a promissory note, dated February 28, 2018, to Niobe in the principal amount of $1,974,349 bearing interest at a rate of 3% per annum and maturing on March 31, 2023 (the “Niobe Note”), for the accrued but unpaid interest on the notes converted by Niobe. At August 31, 2018, $2,004,408 was outstanding under the Niobe Note.

PROTALEX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SUBSEQUENT EVENTS

In September 2018, the Company borrowed $250,000 from Niobe and issued a promissory note to Niobe in the principal amount of $250,000 bearing interest at a rate of 3% per annum and maturing on March 31, 2023 (the “September 2018 Note”). The September 2018 Note is subordinate to the Senior Notes.

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

We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable. In order to continue our research and development program and commercialization efforts we will require substantial additional working capital. We currently have no agreements or commitments with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

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

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. Enrollment was completed in the PRTX-100-202 Study last quarter. A total of 13 patients completed the PRTX-100-202 Study up through the fourth dosage cohort (12 mg/kg) with 2 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-202 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Enrollment was completed in the PRTX-100-203 Study earlier this year. A total of 15 patients completed the PRTX-100-203 Study up through the fifth dosage cohort (24 mg/kg) with 3 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-203 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

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

On October 11, 2013, we issued a Consolidated, Amended and Restated Promissory Note to Niobe in the principal amount of $9,219,366 which bore interest at a rate of 3% per annum and, as amended, was due to mature on September 1, 2018 (the “Consolidated Note”).  The face amount of the Consolidated Note reflects the $9 million aggregate principal amount of the Secured Notes plus interest accrued at 3% per annum on the notes from their respective dates of issuance.

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

On November 4, 2014, we entered into a new Credit Facility Agreement (the “2014 Credit Facility Agreement”) pursuant to which, as amended and restated through January 2018, we borrowed an aggregate of an additional $13.05 million from Niobe (the “2014 Credit Facility”). Each loan made under the 2014 Credit Facility was represented by a senior secured promissory note which bore interest at a rate of 3% per annum and was due to mature on September 1, 2018. Our obligations under the 2014 Credit Facility were secured by a first priority perfected security interest in all of our assets.

On February 28, 2018, we raised an aggregate of $1.425 million from eight accredited investors in a private placement financing (the “Offering”) of 10% Senior Convertible Notes, due on February 28, 2023 (the “Senior Notes”). No commissions were paid in connection with the Offering which was principally sold to certain of our existing stockholders. Proceeds of the Offering have been used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

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

As a condition to the consummation of the Offering, on February 28, 2018, we entered into an Exchange Agreement with Niobe (the “Exchange Agreement”) pursuant to which Niobe converted the $22,269,367 aggregate outstanding principal balance under the Consolidated Note and the 2014 Credit Facility, as of February 28, 2018, into 18,557,805 shares of our common stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354, which was recognized against equity and had no impact on the Statement of Operations. We also issued a promissory note, dated February 28, 2018, to Niobe in the principal amount of $1,974,349 bearing interest at a rate of 3% per annum and maturing on March 31, 2023, for the accrued but unpaid interest on the notes converted by Niobe.

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

In March 2015, the FDA accepted our IND application for a Phase I/II open-label, dose-escalating study of PRTX-100 in adults with persistent/chronic ITP (the “PRTX-100-202 Study”). In June 2015, the FDA granted ODD to PRTX-100 for the treatment of ITP. In July 2015, the EMA granted approval for a Phase 1b open-label, dose-escalating study of PRTX-100 in adult patients with persistent/chronic ITP (the “PRTX-100-203 Study”). In September 2015, COMP issued a positive opinion recommending PRTX-100 for designation as an orphan medicinal product for the treatment of ITP. In November 2015, we enrolled our first patient in the PRTX-100-202 Study in the United States and in January 2016 enrolled our first patient in the PRTX 100-203 Study in Europe. Enrollment was completed in both studies at different dosage cohorts earlier this year. In August 2017, OOPD awarded us a grant of $403,000 to support the future clinical development of PRTX-100 as a treatment for ITP.

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

The PRTX-100-202 Study

In November 2015, we commenced enrollment and enrolled our first patient in the PRTX-100-202 Study. The PRTX-100-202 Study may enroll up to 36 patients in as many as six cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoint of the PRTX-100-202 Study is a platelet response to PRTX-100. Secondary endpoints include safety, immunogenicity, and pharmacokinetics. Enrollment was completed in the PRTX-100-202 Study last quarter. A total of 13 patients completed the PRTX-100-202 Study up through the fourth dosage cohort (12 mg/kg) with 2 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-202 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

The PRTX-100-203 Study

In January 2016, we commenced enrollment of our first patient in the European based PRTX-100-203 Study. The PRTX-100-203 Study may enroll up to 30 patients in as many as five cohorts. Each patient will receive four weekly intravenous doses of PRTX-100 and will be monitored for up to 48 weeks thereafter. The primary study endpoints of the PRTX-100-203 Study include safety, immunogenicity and pharmacokinetics. Secondary endpoints include platelet response and duration. Enrollment was completed in the PRTX-100-203 Study earlier this year. A total of 15 patients completed the PRTX-100-203 Study up through the fifth dosage cohort (24 mg/kg) with 3 patients having had a platelet response per protocol. Preliminary analysis of the PRTX-100-203 Study data showed that PRTX-100 had an acceptable safety profile across the dose range studied and that platelet counts were elevated in most patients that received four weeks of treatment.

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

Preliminary information gained in the laboratory on the mechanism of action of PRTX-100 also suggests potential efficacy in a range of autoimmune and inflammatory diseases, including, but not limited to psoriasis, myasthenia gravis (MG), chronic idiopathic demyelinating polyneuropathy, and pemphigus. We recently completed a second confirmatory study of PRTX-100 in an animal model of MG with promising results. MG is an autoimmune disorder caused by anti-self antibodies that react with the neuromuscular junction causing muscle weakness and fatigability.

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

Results of Operations

For the Three Months Ended August 31, 2018 and August 31, 2017

Research and Development Expenses - Research and Development expenses (“R&D Expenses”) were $248,933 and $681,829 for the three months ended August 31, 2018 and August 31, 2017, respectively.  The decrease in R&D expenses for the three month period ended August 31, 2018 compared to the same prior year period was due to a decrease in clinical activities and a decrease in drug material and drug product related activities.

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

Administrative Expenses - Administrative expenses were $297,730 and $142,390 for the three months ended August 31, 2018 and August 31, 2017, respectively.  The increase in administrative expenses for the three month period ended August 31, 2018 compared to the same prior year period was due to an increase in stock compensation expense.

Professional Fees - Professional expenses were $100,386 and $182,943 for the three months ended August 31, 2018 and August 31, 2017, respectively. The decrease for the three month period ended August 31, 2018 was principally due to the non-recurring nature of fundraising expenses incurred in the three months ended August 31, 2017.

Net Loss Outlook

We have not generated any operating revenues, have incurred operating losses since inception and have not achieved profitable operations. Our accumulated deficit from inception through August 31, 2018 was approximately $105 million and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to PRTX-100, as well as costs incurred in preparation for the potential commercialization of PRTX-100.

We do not anticipate generating operating revenue for the foreseeable future and do not currently have any products that are marketable. In order to continue our research and development program and commercialization efforts we will require substantial additional working capital. We currently have no agreements or commitments with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

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

As of August 31, 2018, we had cash and cash equivalents of $114,876 and net negative working capital of $460,086, which, based on our current “burn” rate, is insufficient to sustain our ongoing operations.  In order to sustain our operations through the end of the current fiscal year in a manner consistent with past practice we require a working capital infusion of at least $3.0 million. We currently have no agreements or commitments with respect to raising the working capital necessary to continue our research and development program and commercialization efforts. Although we are exploring all options to raise working capital, if we are not successful in imminently raising additionally working capital, we will be forced to substantially scale back, suspend or discontinue operations.

On February 28, 2018, pursuant to the Exchange Agreement and as a condition to the consummation of the Offering (more fully described above), Niobe converted the $22,269,367 aggregate outstanding principal balance under the Consolidated Note and the 2014 Credit Facility, as of February 28, 2018, into 18,557,805 shares of our common stock at a conversion price of $1.20 per share. This resulted in a gain on conversion of $13,918,354, which was recognized against equity and had no impact on the Statement of Operations. We also issued a promissory note, dated February 28, 2018, to Niobe in the principal amount of $1,974,349 bearing interest at a rate of 3% per annum and maturing on March 31, 2023, for the accrued but unpaid interest on the notes converted by Niobe.

On February 28, 2018 and March 13, 2018, we raised an aggregate of $1.475 million from nine accredited investors in the Offering of Senior Notes. No commissions were paid in connection with the Offering which was principally sold to certain of our existing stockholders. Proceeds of the Offering have been used for working capital purposes, principally to fund ongoing clinical trials and studies and related activities. No registration rights were granted to the investors in the Offering.

Subsequent Event

In September 2018, we borrowed $250,000 from Niobe and issued a promissory note to Niobe in the principal amount of $250,000 bearing interest at a rate of 3% per annum and maturing on March 31, 2023 (the “September 2018 Note”). The September 2018 Note is subordinate to the Senior Notes.

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for the three months ended August 31, 2018 and 2017 were primarily attributable to research and development expenditures associated for PRTX-100 and administrative purposes.  We expect to continue to use cash resources to fund operating losses and expect to continue to incur operating losses in fiscal 2018 and beyond due to continuing research and development activities.

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

Net Cash Provided by Financing Activities and Financing Requirements Outlook

We did not have any cash flow from financing activities for the three months ended August 31, 2018 and our cash flow from financing activities for the three months ended August 31, 2017 was primarily attributable to our borrowings under the 2014 Credit Facility as described above. We continue to actively seek sources of financing to fund our continuing operations and development programs. To raise additional capital, we may sell equity or debt securities. There can be no assurance that we will be able to complete any future financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease our operations.

Off-Balance Sheet Arrangements

As of August 31, 2018, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Promissory Note issued to Niobe in the principal amount of $250,000, dated as of September 20, 2018.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith in accordance with Item 601 (32) (ii) of Regulation S-K.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
27

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2018	PROTALEX, INC.

By: /s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Date: October 12, 2018
By: /s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial Officer)

